Form 10-Q
period 1996-03-31
PORTSMOUTH SQUARE INC
filed 1996-05-14
CIK 79661

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                                 FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

                         OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File Number 0-4057

                              PORTSMOUTH SQUARE, INC.

            (Exact Name of Registrant as Specified in its Charter)

         California                              94-1674111
(State or Other Jurisdiction of                 (IRS Employer
 Incorporation or Organization)                Identification No.)

Mailing Address:  P.O. Box 80037
                  San Diego, CA 92138

Street Address:   2251 San Diego Avenue, Suite A-151
                  San Diego, CA 92110

                                  (619) 298-7201
                (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

       (1)   Yes  X       No             (2)   Yes   X     No
                 ---          ---                   ---       ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock        Outstanding at May 10, 1996
     ---------------------        ---------------------------
      No Par Value Common                750,000 shares

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             Portsmouth Square, Inc.
                                  Balance Sheet

                                                    March 31      December 31
                                                       1996            1995
                                                 -------------    -----------
                                                   (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                      $   1,117,237   $  1,206,138
  Deferred income taxes                                 45,480         45,480
  Receivable due from Justice Investors                                18,000
                                                    ----------     ----------
Total current assets                                 1,162,717      1,269,618


Investment in Justice Investors                        383,138        364,259
Deferred income taxes                                    1,207          1,207
                                                    ----------     ----------
Total assets                                     $   1,547,062   $  1,635,084
                                                    ==========     ==========

Liabilities and shareholders' equity
Current liabilities:
  Amount owed to Santa Fe                        $      24,620   $     35,951
  Acccounts payable and accrued expenses                 6,589            148
  Income taxes payable                                 119,639         81,203
                                                    ----------     ----------
Total current liabilities                              150,848        117,302


Shareholders' equity:
  Common stock, no par value:
    Authorized shares - 750,000
     Issued and outstanding shares - 750,000         2,092,300      2,092,300
     Additional paid - in capital                    1,240,291      1,240,291
   Accumulated deficit                              (1,936,377)    (1,814,809)
                                                    ----------     ----------
Total shareholders' equity                           1,396,214      1,517,782
                                                    ----------     ----------

Total liabilities and shareholders' equity       $   1,547,062   $  1,635,084
                                                    ==========     ==========
See accompanying notes.

                            Portsmouth Square, Inc.
                               Income Statement
                                 (Unaudited)

                                     First Quarter ended March 31
                                          1996            1995
                                       -----------     -----------
Revenues:
  Partnership income                   $  332,619     $   304,659
  Interest income                          17,033          17,325
  Miscellaneous income                      6,872           1,500
                                        ---------       ---------
                                          356,524         323,484

Cost and expenses:
  General and administrative               47,329          42,676
  Legal and professional fees              11,125          21,403
                                        ---------       ---------
                                           58,454          64,079

Income before income taxes                298,070         259,405

Income taxes                              119,639         104,120
                                        ---------       ---------
Net income                             $  178,431      $  155,285
                                        =========       =========


Net income per share                   $     0.24      $     0.21
                                        =========       =========
Dividends per share                    $     0.40      $     0.35
                                        =========       =========

See accompanying notes.

                            Portsmouth Square, Inc.
                            Statement of Cash Flow
                                 (Unaudited)

                                                 Three Months Ending March 31
                                                       1996           1995
                                                  ------------   ------------
Operating activities
  Net income                                       $   178,431    $   155,285
  Adjustments to reconcile net income to net
     cash provided by (used in) operating
     activities:
  Equity in net income of Justice Investors           (332,619)      (304,659)
  Decrease in accounts receivable                       18,000              -
  Increase in accounts payable, accrued
    expenses and income taxes                           33,547        119,616
                                                    ----------     ----------
Net cash provided by (used in) operating
    activities                                        (102,641)       (29,758)
Investing activities
Cash distribution from Justice Investors               313,740        313,740
                                                    ----------     ----------
Net cash provided by investing activities              313,740        313,740

Financing activities
Dividends paid                                        (300,000       (262,500)
                                                    ----------     ----------
Net cash used in financing activities                 (300,000       (262,500)
                                                    ----------     ----------
Net increase (decrease) in cash and cash
  equivalents                                          (88,901)        21,482
Cash and cash equivalenets at the beginning
  of the year                                        1,206,138      1,103,421
                                                    ----------     ----------
Cash and cash equivalents at the end of the
  period                                           $ 1,117,237    $ 1,124,903
                                                    ==========     ==========

See accompanying notes.



                          NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation and Significant Accounting Policies
     ---------------------------------------------------------
The financial statements included herein have been prepared by Portsmouth Square, Inc. (the "Company"), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and foot note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-K.

The results of operations for the three months ended March 31, 1996 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1996.

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 121, (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.) The adoption of the new standard had no effect on the financial statements.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION

For the First Three Months of 1996 Compared to 1995

Comparison of the first quarter results of 1996 to the first quarter of 1995 shows that gross revenues increased 10.2 %, expenses decreased approximately 8.7%, income before taxes increased 14.9% and net income increased 14.9%. The increase in gross revenues reflects a decline in expenses at the partnership level and an increase in fees received by the Company from the partnership. The decline in expenses is primarily attributable to certain annual audit fees which were billed in the first quarter of 1995 whereas this expense is usually reflected in the second quarter.

LIQUIDITY AND SOURCES OF CAPITAL

Registrant's major source of revenue continues to be its 49.8% investment in Justice Investors, a limited partnership, which derives the majority of its income from a lease with Holiday Inn.

The Company remains very liquid and management believes that its capital resources are adequate for any foreseeable requirements. During the first three months of the current fiscal year, the Company's cash resources declined by approximately $7,600 after the payment of a dividend equal to $.40 per share during the quarter.

PART II.     OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders.

The Annual Meeting of Shareholders of the Company was held on May 7, 1996, at the Westgate Hotel in San Diego, California. At that meeting all of management's nominees, John V. Winfield, Jerold R. Babin, Janice Braly-Nelsen, Josef A. Grunwald and William J. Nance were elected Directors of Portsmouth to serve until the next Annual Meeting. The shareholders also voted to ratify the appointment of Ernst & Young LLP as the Company's independent auditor for the year ending December 31, 1996.
A tabulation of the vote follows:

Proposal (1) - Directors:   Votes For   Against   Abstained   Broker Non-Vote
                            ---------   -------   ---------   ---------------
  John V. Winfield           666,992                4,390
  Jerold R. Babin            669,825                1,557
  Janice Braly-Nelsen        666,989                4,393
  Josef A. Grunwald          666,989                4,393
  William J. Nance           666,989                4,393

Proposal (2) Accountants:
  Ernst & Young LLP          669,462       790      1,130           0


Item 5.  Other Information.

At a meeting of the Board of Directors held on May 7, 1996, after the Annual Meeting of Shareholders, the following persons were elected as officers of the Company: John V. Winfield, President and Chairman of the Board;
William J. Nance, Vice President and Secretary; and L. Scott Shields,
Treasurer.


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibit 27 - the Financial Data Schedule is filed as an exhibit to this report.

         (b) Registrant filed the following Reports on Form 8-K during the period covered by this report:

             Date of Report              Item(s) Reported
             --------------              ----------------

             January 11, 1996            Declaration of special
                                         dividend and resignation
                                         of Director G. Richard O'Connor

             February 23, 1996           Appointment of Jerold R. Babin
                                         as Director

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTSMOUTH SQUARE, INC.
    (Registrant)

Date:    May 13, 1996
by /s/ John V. Winfield
- - -------------------------------------
       John V. Winfield, President
       and Chairman of the Board


Date:    May 13, 1996
by /s/ L. Scott Shields
- - -------------------------------------
L.  Scott Shields, Treasurer
    and Chief Financial Officer