Form 10-Q
period 1996-06-30
PORTSMOUTH SQUARE INC
filed 1996-08-14
CIK 79661

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                                 FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

                         OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from      to
                                    ----    ----

                           Commission File Number 0-4057

                              PORTSMOUTH SQUARE, INC.
             ----------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

              California                              94-1674111
      ------------------------------                -----------------
     (State or Other Jurisdiction of                 (IRS Employer
      Incorporation or Organization)                Identification No.)

Mailing Address:  P.O. Box 80037
                  San Diego, CA 92138

Street Address:   2251 San Diego Avenue, Suite A-151
                  San Diego, CA 92110

                                  (619) 298-7201
                                   -------------
                (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

       (1)   Yes  X       No             (2)   Yes   X     No
                 ---          ---                   ---       ---

     The number of shares outstanding of the issuer's common stock as of August 13, 1996: Common Stock, no par value - 750,000 shares

                                     INDEX

                             PORTSMOUTH SQUARE, INC.

PART I. FINANCIAL INFORMATION                                  PAGE NO.
Item 1. Financial Statements

    Balance sheets--June 30, 1996 (Unaudited)
    and December 31, 1995                                         3

    Income statements (Unaudited)--Quarters ended
    June 30, 1996 and 1995 and for the Six Months
    ended June 30, 1996 and 1995                                  4

    Statements of cash flow (Unaudited)--Six Months
    ended June 30, 1996 and 1995                                  5

    Notes to financial statements--June 30, 1996                  6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                       7

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                         9

Item 4. Submission of Matters to a Vote of Security Holders       9

Item 6. Exhibits and Reports on Form 8-K                          9

SIGNATURES                                                        9

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             Portsmouth Square, Inc.
                                  Balance Sheet

                                                    June 30,      December 31,
                                                      1996           1995
                                                 -------------    -----------
                                                   (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                      $     938,976   $  1,206,138
  Marketable securities                                204,500          ---
  Deferred income taxes                                 45,480         45,480
  Receivable from Justice Investors                         --         18,000
  Income taxes receivable                                3,700
                                                    ----------     ----------
Total current assets                                 1,192,656      1,269,618


Investment in Justice Investors                        410,327        364,259
Deferred income taxes                                    1,207          2,041
                                                    ----------     ----------
Total assets                                     $   1,604,190   $  1,635,084
                                                    ==========     ==========

Liabilities and shareholders' equity
Current liabilities:
  Amount owed to Santa Fe                        $      20,422   $     35,951
  Acccounts payable and accrued expenses                18,041            148
  Income taxes payable                                      --         81,203
                                                    ----------     ----------
Total current liabilities                               38,463        117,302


Shareholders' equity:
  Common stock, no par value:
    Authorized shares - 750,000
     Issued and outstanding shares - 750,000         2,092,300      2,092,300
     Additional paid-in capital                      1,240,291      1,240,291
   Accumulated deficit                              (1,766,864)    (1,814,809)
                                                    ----------     ----------
Total shareholders' equity                           1,565,727      1,517,782
                                                    ----------     ----------

Total liabilities and shareholders' equity       $   1,604,190   $  1,635,084
                                                    ==========     ==========
See accompanying notes.

                              Portsmouth Square, Inc.
                                 Income Statement
                                   (Unaudited)

                                    Quarter Ended            Six Months Ended
                                       June 30,                  June 30,
                                  1996         1995           1996        1995
                               ----------   ----------     ----------  ---------
Revenues:
  Partnership income            $ 340,929    $ 304,928     $ 673,548   $ 609,587
  Interest income                  15,723       16,243        32,756      33,568
  Miscellaneous income              6,000        1,500        12,872       6,000
                                 --------     --------      --------    --------
                                  362,652      322,671       719,176     649,155
                                 --------     --------      --------    --------

Cost and expenses:
  General and administrative       65,023       36,329       112,352      79,005
  Audit and professional           14,455        9,000        25,580      30,403
                                 --------     --------      --------    --------
                                   79,478       45,329       137,932     109,408
                                 --------     --------      --------    --------
Income before income taxes        283,174      277,342       581,244     536,747

Income taxes                      113,661      111,320       233,300     215,440
                                 --------     --------      --------    --------
Net income                      $ 169,513    $ 166,022     $ 347,944   $ 321,307
                                 ========     ========      ========    ========


Net income per share            $    0.23    $    0.22     $    0.46   $    0.43
                                 ========     ========      ========    ========
Dividends per share             $     --    $      --      $    0.40   $    0.35
                                 ========     ========      ========    ========

See accompanying notes.

                            Portsmouth Square, Inc.
                            Statement of Cash Flow
                                 (Unaudited)

                                                   Six Months Ended June 30,
                                                       1996           1995
                                                  ------------   ------------
Operating activities
  Net income                                       $   347,944    $   321,307
  Adjustments to reconcile net income to net
     cas (used in) operating
     activities:
  Equity in net income of Justice Investors           (673,548)      (609,587)
  Decrease in accounts receivable                       18,000              -
  Change in accounts payable, accrued
    expenses and income taxes                          (82,538)       (18,826)
                                                     ----------     ----------
Net cash provided by (used in) operating
    activities                                        (390,142)      (307,106)
                                                     ----------     ----------

Investing activities
  Cash distribution from Justice Investors             627,480        627,480
  Purchase of securities                              (204,500)            --
                                                    ----------     ----------
Net cash provided by investing activities              422,980        627,480
                                                    ----------     ----------
Financing activities
Dividends paid                                        (300,000)      (262,500)
                                                    ----------     ----------
Net cash used in financing activities                 (300,000       (262,500)
                                                    ----------     ----------
Net increase (decrease) in cash and cash
  equivalents                                         (267,162)        57,974
Cash and cash equivalents at the beginning
  of the year                                        1,206,138      1,103,421
                                                    ----------     ----------
Cash and cash equivalents at the end of the
  period                                           $   938,976    $ 1,161,295
                                                    ==========     ==========

See accompanying notes.

                             PORTSMOUTH SQUARE, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation and Significant Accounting Policies
     ---------------------------------------------------------
The financial statements included herein have been prepared by Portsmouth Square, Inc. (the "Company"), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-K.

The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1996.

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 121, (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of). The adoption of the new standard had no effect on the financial statements.

2.   Litigation
     ----------

On March 26, 1996, a suit was filed in the San Francisco Superior Court against the Company and more than 60 other defendants alleging injuries suffered by the plaintiff as a result of exposure to asbestos containing materials. The Company is named among the "premises defendants" as opposed to the "manufacturing/distributing defendants". The Complaint seeks an unspecified amount of damages. The Company is being defended through its insurance carrier under a reservation of rights. Based on currently available facts, it is impossible to estimate the amount of the Company's liability, if any, at this time.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Projections

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below and in the Company's Form 10-K for the year ended December 31, 1995, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The portions of the Form 10-K referred to in this paragraph are expressly incorporated herein by reference. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Registrant's major source of revenue continues to be its 49.8% investment in Justice Investors, a limited partnership, which derives the majority of its income from a lease with Holiday Inn and a lease with Evon Garage Corporation. The Company also derives revenue from the investment of its cash and securities assets.


Quarter Ended June 30, 1996 Compared to Quarter Ended June 30, 1995

Comparison of the second quarter results of 1996 to the second quarter of 1995 shows that total revenues increased 12.3%, expenses increased approximately 75.3%, income before taxes increased 2.1% and net income increased 2.1%.
The increase in total revenues reflects a decline in expenses at the partnership level, primarily attributable to the refinancing of the hotel asset in 1995, and an increase in garage revenues. The increase in total revenues also reflects an increase in fees received by the Company from the partnership. The increase in expenses is primarily attributable to higher costs associated with the Company's annual meeting this year and the payment of director's fees during the quarter to both incoming and outgoing directors.


Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

Comparison of the results of operations for the first six months of 1996 to the first six months of 1995, reveals that total revenues increased 10.8%, expenses increased approximately 26.1%, income before taxes increased 8.3% and net income increased 8.3%. The increase in total revenues reflects a decline in expenses at the partnership level, primarily attributable to the refinancing of the hotel asset in 1995, and an increase in garage revenues. The increase in expenses is attributable to higher costs associated with the Company's annual meeting this year and the payment of director's fees during the second quarter to both incoming and outgoing directors.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

FINANCIAL CONDITION AND LIQUIDITY

At June 30, 1996, the Company had cash, cash equivalents and marketable securities of $1,143,476, after the payment of a cash dividend equal to $.40 per common share during the first quarter.

The Company remains liquid with a current ratio of 31 to 1. Management believes that its capital resources are currently adequate to meet its short and long term obligations. The Company is diversifying its investment of its cash assets in an effort to obtain an overall higher yield while seeking to minimize the associated increased degree of risk. The Company may also make limited investments in equities when deemed appropriate.

At its July 25, 1996 meeting of its Board of Directors, the Company declared a regular dividend of $.25 per common share which will be paid on September 3, 1996 to shareholders of record as of August 12, 1996.

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings

On May 30, 1996, the Company was served with a personal injury action entitled, Taylor v. Raybestos-Manhattan, et al., San Francisco Superior
Court Case No. 977148. The suit, which was filed on March 26, 1996, names more than 60 defendants, including Evon Garage Corporation, and alleges injuries suffered as a result of exposure to asbestos containing materials. The Company and Evon Garage Corporation are named among the premises defendants. The Complaint seeks an unspecified amount of damages. The Company is being defended through its insurance carrier under a reservation of rights. Based on currently available facts, it is impossible estimate the amount of the Company's liability, if any, at this time.

Item 4.  Submission of Matters to a Vote of Security-Holders.

The information called for by this item, relating to the Company's Annual Meeting of Shareholders held on May 7, 1996, was previously reported in the Company's Form 10-Q Report for the quarter ended March 31, 1996 and is incorporated herein by reference.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 27 - the Financial Data Schedule is filed as an exhibit to this report.

         (b) Registrant did not file any Reports on Form 8-K during the period covered by this report.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTSMOUTH SQUARE, INC.
    (Registrant)

Date:  August 14, 1996
by /s/ John V. Winfield
- -------------------------------------
       John V. Winfield, President
       and Chairman of the Board


Date:  August 14, 1996
by /s/ L. Scott Shields
- -------------------------------------
       L. Scott Shields, Treasurer
       and Chief Financial Officer