Form 10-Q
period 1996-09-30
PORTSMOUTH SQUARE INC
filed 1996-11-14
CIK 79661

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                                 FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

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

      Mailing Address:  P.O. Box 80037
                        San Diego, CA 92138-0037

      Street Address:   2251 San Diego Avenue, Suite A-151
                        San Diego, CA 92110-2926

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

     The number of shares outstanding of the issuer's common stock as of October 13, 1996: Common Stock, no par value - 750,000 shares

                                     INDEX

                             PORTSMOUTH SQUARE, INC.

PART I. FINANCIAL INFORMATION                                  PAGE NO.
Item 1. Financial Statements

    Balance Sheets--September 30, 1996 (Unaudited)
    and December 31, 1995                                         3

    Income Statements (Unaudited)--Quarters ended
    September 30, 1996 and 1995 and for the Nine Months
    ended September 30, 1996 and 1995                             4

    Statements of Cash Flow (Unaudited)--Nine Months
    ended September 30, 1996 and 1995                             5

    Notes to Financial Statements--September 30, 1996             6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                       7

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                         9

Item 4. Submission of Matters to a Vote of Security Holders       9

Item 6. Exhibits and Reports on Form 8-K                          9

SIGNATURES                                                        9

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                               Portsmouth Square, Inc.
                                   Balance Sheets

                                                 September 30,    December 31,
                                                     1996             1995
                                                  (Unaudited)
                                                 -------------    -----------
Assets
Current assets:
  Cash and cash equivalents                      $     206,145   $  1,206,138
  Marketable securities                                928,574          ---
  Deferred income taxes                                 45,480         45,480
  Receivable from Justice Investors                         --         18,000
                                                    ----------     ----------
Total current assets                                 1,180,199      1,269,618


Investment in Justice Investors                        727,140        364,259
Deferred income taxes                                    1,207          1,207
                                                    ----------     ----------
Total assets                                     $   1,908,546   $  1,635,084
                                                    ==========     ==========

Liabilities and shareholders' equity
Current liabilities:
  Amount owed to Santa Fe                        $      28,504   $     35,951
  Acccounts payable and accrued expenses                10,082            148
  Income taxes payable                                 130,505         81,203
                                                    ----------     ----------
Total current liabilities                              169,091        117,302


Shareholders' equity:
  Common stock, no par value:
    Authorized shares - 750,000
     Issued and outstanding shares - 750,000         2,092,300      2,092,300
     Additional paid-in capital                      1,240,291      1,240,291
   Accumulated deficit                              (1,593,136)    (1,814,809)
                                                    ----------     ----------
Total shareholders' equity                           1,739,455      1,517,782
                                                    ----------     ----------

Total liabilities and shareholders' equity       $   1,908,546   $  1,635,084
                                                    ==========     ==========
See accompanying notes.

                                 Portsmouth Square, Inc.
                                    Income Statements
                                       (Unaudited)

                                    Quarter Ended            Nine Months Ended
                                    September 30,              September 30,
                                  1996         1995           1996        1995
                               ----------   ----------     ----------  -----------
Revenues:
  Partnership income            $ 630,553    $ 424,913     $1,304,101   $1,034,500
  Interest income                  24,516       17,450         57,272       51,017
  Miscellaneous income              6,000        1,500         18,872        4,500
                                 --------     --------      ---------    ---------
                                  661,069      443,863      1,380,245    1,090,017
                                 --------     --------      ---------    ---------

Costs and expenses:
  General and administrative       41,238       38,838        153,590      117,842
  Professional services            16,398        6,850         41,978       37,253
                                 --------     --------       --------    ---------
                                   57,636       45,688        195,568      155,095
                                 --------     --------      ---------    ---------
Income before income taxes        603,433      398,175      1,184,677      934,922

Income taxes                      242,205      159,820        475,505      375,260
                                 --------     --------       --------    ---------
Net income                      $ 361,228    $ 238,355     $  709,172   $  559,662
                                 ========     ========      =========    =========


Net income per share            $    0.48    $    0.32     $     0.95   $     0.75
                                 ========     ========      =========    =========
Dividends per share             $    0.25    $    0.35     $     0.65   $     0.70
                                 ========     ========      =========    =========

See accompanying notes.

                            Portsmouth Square, Inc.
                            Statements of Cash Flow
                                  (Unaudited)

                                                Nine Months Ended September 30,
                                                       1996           1995
                                                  ------------   ------------
Operating activities
  Net income                                      $   709,172     $   559,662
  Adjustments to reconcile net income to net
     cash used in operating activities:
  Equity in net income of Justice Investors        (1,304,101)     (1,034,500)
  Decrease in accounts receivable                      18,000              --
  Change in accounts payable, accrued
    expenses and income taxes                          51,790          39,726
                                                   ----------      ----------
Net cash used in operating activities                (525,139)       (435,112)
                                                   ----------      ----------

Investing activities
  Cash distribution from Justice Investors            941,220         941,220
  Purchase of securities                             (928,574)             --
                                                   ----------      ----------
Net cash provided by investing activities              12,646         941,220
                                                   ----------      ----------
Financing activities
  Dividends paid                                     (487,500)       (525,000)
                                                   ----------      ----------
Net cash used in financing activities                (487,500)       (525,000)
                                                   ----------      ----------
Net increase (decrease) in cash and cash
  equivalents                                        (999,993)        (18,892)
Cash and cash equivalents at the beginning
  of the period                                     1,206,138       1,103,421
                                                   ----------      ----------
Cash and cash equivalents at the end of the
  period                                          $   206,145     $ 1,084,529
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

The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1996.

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

3.   Additional Rent
     ---------------

Partnership income for the third quarter ended September 30, 1996 includes an estimated $262,000 relating to additional rents due, as determined on an annual basis, in accordance with the Holiday Inn lease.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Projections

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including estimated additional rents due as discussed below, uncertainties such as general economic conditions, securities markets, litigation and other factors discussed in the Company's Form 10-K for the year ended December 31, 1995, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The portions of the Form 10-K referred to in this paragraph are expressly incorporated herein by reference. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Registrant's major source of revenue continues to be its 49.8% investment in Justice Investors, a limited partnership, which derives the majority of its income from a lease with Holiday Inn and a lease with Evon Garage Corporation. The Company also derives revenue from the investment of its cash and securities assets.


Quarter Ended September 30, 1996 Compared to the Quarter
Ended September 30, 1995

Comparison of the third quarter results of 1996 to the third quarter of 1995 shows that total revenues increased 48.9%, income before taxes increased 51.5% and net income increased 51.6%. The increase in total revenues, income before taxes and net income reflects the inclusion of an estimated $262,000 in partnership income for the third quarter of 1996 relating to additional rents due in accordance with the partnership's lease with Holiday Inn which became effective on January 1, 1995. Additional rent is determined on an annual basis and, if applicable, paid once a year. In the prior year, additional rents due of approximately $159,000 were recorded in partnership income for the fourth quarter at which time they became estimatable.

The increase in total revenues also reflects an increase in fees received from the partnership and higher yields obtained by the Company from the investment of its cash assets.

The moderate increase in expenses is primarily attributable to the retention of a consultant to advise the Company on certain operational and partnership matters.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

Nine Months Ended September 30, 1996 Compared to the Nine Months
Ended September 30, 1995

Comparison of the results of operations for the first nine months of 1996 to the first nine months of 1995, reveals that total revenues increased 26.6%, expenses increased approximately 26.1%, income before taxes increased 26.7% and net income increased 26.7%. The increase in total revenues is primarily attributable to the inclusion of an estimated $262,000 in partnership income during the third quarter of 1996 relating to additional rents due in accordance with the Holiday Inn lease which became effective on January 1, 1995. Additional rent is determined on an annual basis and, if applicable, payed once a year. In the prior year, additional rents due in the approximate amount of $159,000 were recorded in partnership income for the fourth quarter at which time they became estimatable.

The increase in total revenues also reflects a decline in expenses at the partnership level, primarily due to the refinancing of the hotel asset in 1995, and a modest increase in garage revenues.

The increase in expenses is primarily due to higher costs associated with the Company's annual meeting of shareholders and the payment of director' fees to both incoming and outgoing directors during the second quarter of this year.

FINANCIAL CONDITION AND LIQUIDITY

At September 30, 1996, the Company had cash, cash equivalents and marketable securities of $1,134,719, after the payment of cash dividends equal to $.65 per common share during the first nine months.

The Company remains liquid with a current ratio of approximately 7 to 1. Management believes that its capital resources are currently adequate to meet its short and long term obligations. The Company is diversifying its investment of its cash assets in an effort to obtain an overall higher yield while seeking to minimize the associated increased degree of risk. The Company may also make limited investments in equities when deemed appropriate.

At its July 25, 1996 meeting of its Board of Directors, the Company declared a regular dividend of $.25 per common share which was paid on September 3, 1996 to shareholders of record as of August 12, 1996.

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings

On May 30, 1996, the Company was served with a personal injury action entitled, Taylor v. Raybestos-Manhattan, et al., San Francisco Superior Court Case No. 977148. The suit, which was filed on March 26, 1996, names more than 60 defendants, including Evon Garage Corporation, and alleges injuries suffered as a result of exposure to asbestos containing materials. The Company and Evon Garage Corporation are named among the premises defendants. The Complaint seeks an unspecified amount of damages. The Company is being defended through its insurance carrier under a reservation of rights. Discovery is continuing in that action. Based on currently available facts, it is impossible estimate the amount of the Company's liability, if any, at this time.

Item 4.  Submission of Matters to a Vote of Security-Holders.

No matters were submitted to a vote of security holders during the period covered by this report.

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

PORTSMOUTH SQUARE, INC.
    (Registrant)

Date:  October 14, 1996
by /s/ John V. Winfield
-------------------------------------
       John V. Winfield, President
       and Chairman of the Board


Date:  October 14, 1996
by /s/ L. Scott Shields
-------------------------------------
       L. Scott Shields, Treasurer
       and Chief Financial Officer