Form 10-K
period 1996-12-31
PORTSMOUTH SQUARE INC
filed 1997-03-31
CIK 79661

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 220549
                        -----------------------


                               FORM 10-K


    [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

    For the fiscal year ended December 31, 1996 or

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

    For the transition period from ____ to ____

    Commission file number 0-4057

                          PORTSMOUTH SQUARE, INC.
                       ------------------------------
            (Exact Name of Registrant as Specified in its Charter)

           California                                     94-1674111
  ------------------------------                     ---------------------
 (State or Other Jurisdiction of                          (IRS Employer
   Incorporation or Organization)                       Identification No.)

  2251 San Diego Avenue, Suite A-151
  San Diego, California                                  92110-2926
  ---------------------------------------            ---------------------
  (Address of Principal Executive Offices)               (Zip Code)

                               (619) 298-7201
               ---------------------------------------------------
               (Registrant's Telephone Number, Including Area Code)

       Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, No Par Value
                        --------------------------
                              Title of Class

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 12, 1997 was $4,252,287 based on the price on which the stock closed on such date.

    The number of shares outstanding of registrant's No Par Value Common Stock, as of March 12, 1997, was 750,000.

                 DOCUMENTS INCORPORATED BY REFERENCE

    The following documents are incorporated by reference: Proxy Statement for Annual Meeting of Shareholders to be held May 6, 1997 which is incorporated by reference into Part III, Items 10 through 13. The Company's definitive Proxy Statement will be filed within one hundred twenty (120) days of the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A.


                            TABLE OF CONTENTS

PART I                                                               PAGE
    Item  1.  BUSINESS                                                 3
    Item  2.  PROPERTIES                                               5
    Item  3.  LEGAL PROCEEDINGS                                        5
    Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      5

PART II
    Item  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED        6
              STOCKHOLDER MATTERS
    Item  6.  SELECTED FINANCIAL DATA                                  7
    Item  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL        8
              CONDITION AND RESULTS OF OPERATIONS
    Item  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA              11
    Item  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON         22
              ACCOUNTING AND FINANCIAL DISCLOSURES

PART III
    Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT       22
    Item 11.  EXECUTIVE COMPENSATION                                   22
    Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND      22
              MANAGEMENT
    Item 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS     22

PART IV
    Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS     23
              ON FORM 8-K

                              PART I

Item 1.  BUSINESS

         (a) General Development of Business
             -------------------------------
Portsmouth Square, Inc. ("Portsmouth" or the "Company") is a California corporation, incorporated on July 6, 1967, to purchase a substantial interest in the limited partnership known as Justice Investors. Justice Investors was formed to purchase certain real property in San Francisco, California and to construct a hotel thereon.

Portsmouth has a 49.8% limited partnership interest in Justice Investors and also serves as one of the two general partners. The other general partner, Evon Garage Corporation, acts as the managing general partner. There are approximately 91 limited partners in Justice Investors.

Portsmouth's primary asset continues to be its interest in Justice Investors. Justice Investors owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California known as the Financial District Holiday Inn. The most significant income source is a lease between the partnership and Holiday Inns, Inc. ("Holiday"). The partnership also derives income from its lease of the garage portion of the hotel to Evon Garage Corporation ("Evon"). Portsmouth also derives income from the investment of its cash, investment securities and from general partner fees.

Most of the Company's funds are invested under the direction of the Company's Chairman and President. During 1996, the Company began diversifying its investment of its cash and securities assets in an effort to obtain an overall higher yield while seeking to minimize the associated increased degree of risk. The Company has invested in short-term income-producing instruments, equity and debt securities and will consider other investments if such an investment will offer growth or profit potential.

In December 1996, the Board of Directors authorized a limited buy-back program of the Company's common stock. The Company may, from time to time, in the discretion of management, purchase those shares depending on market conditions and other factors consistent with Company policy and as limited by state and federal law. In instituting the buy-back program, the Company reaffirmed its intention of continuing with its reporting requirements under the Exchange Act and the program is not intended to directly or indirectly cause the cessation of those requirements. As of December 31, 1996, no repurchases of the Company's stock had been made.

During 1994, the Company adopted a business plan to merge and/or consolidate Portsmouth into its parent company, Santa Fe Financial Corporation ("Santa Fe"), in order to obtain certain tax benefits and reduce administrative expenses. Due to litigation affecting Santa Fe, no action to implement that plan has been taken. It is expected that the respective Boards will reexamine the issue of reorganization when the litigation is resolved.

         (b) Financial Information About Industry Segments
             ---------------------------------------------
For years ended December 31, 1996, 1995 and 1994, over 94% of the Company's gross revenue was derived from its investment in Justice Investors. See the related Financial Statements and notes included under Item 8 of this report.

         (c) Narrative Description of Business
             ---------------------------------
The Company's principal business is conducted through its general and limited partnership interest in Justice Investors. Its most significant source of income has been a lease between the partnership and Holiday Inns, Inc. The partnership also derives income by virtue of its lease of the hotel's garage premises.

On March 15, 1995, Holiday entered into an amended and restated lease with Justice Investors with an effective date of January 1, 1995. The initial term of the new lease is for a 10-year term expiring on December 31, 2004. Holiday also has an option to renew the lease for one additional term of five years which would extend the lease to December 31, 2009. The lease requires Holiday to pay an annual rent the greater of twenty percent (20%) of gross room revenues or $2,500,000 plus fifty percent (50%) of total revenues from the demised premises less operating expenses, base rent and capital requirements ("cash available").

The lease also requires Holiday and Justice Investors to make substantial capital improvements and renovations to the hotel property. The total rehabilitation budget is approximately $8 million, of which the partnership is responsible for $2 million and Holiday is responsible for the remainder. As of December 31, 1996, the partnership had paid approximately $1.54 million against its $2 million commitment. Completion of all rehabilitation and renovation of the hotel is scheduled for the end of 1997.

The garage lease between Justice Investors and Evon provides for a monthly rental of sixty percent (60%) of gross parking revenues with a minimum rent of $21,750 per month. That lease expires in November 2010. The garage is operated by Ampco Parking pursuant to a sublease agreement with Evon.

COMPETITION

The hotel is situated near the Financial District of San Francisco and North Beach. Embarcadero Center is within walking distance. Chinatown is across the bridge that runs from the hotel to Portsmouth Square Park. The hotel enjoys a favorable year-round occupancy rate and is part of Holiday's worldwide reservation system. It was designed to Holiday's specifications to serve both business persons and tourists and caters to both individuals and tour groups. It also handles convention business, having meeting and dining facilities for groups of up to 400 people. Management believes that the hotel is in a competitive position in its respective market; however, some competitors may have better financial resources and newer facilities. The Company intends, where appropriate, to continue in its efforts as a general partner to find ways to improve the physical condition of the hotel property to remain competitive.

EMPLOYEES

As of December 31, 1996, the Company had three full-time employees and two part-time employees. The employees are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

Item 2.  PROPERTIES

The partnership's real property is located at 750 Kearny Street, San Francisco, California and is more commonly known as the Financial District Holiday Inn. The hotel is a 31-storied, steel and concrete, A-frame building which contains 566 guest rooms situated on 22 floors. One floor houses the Chinese Culture Center pursuant to a long-term, nominal-rent lease, and three floors are devoted to a reservation desk, lobby shops, dining room, coffee shop, hotel support facilities, a fitness center, a guest business center, meeting and banquet rooms and offices. Other features of the Holiday Inn include a rooftop swimming pool, 5-storied underground garage and pedestrian bridge across Kearny Street connecting the hotel and the Culture Center with Portsmouth Square Park in Chinatown. The bridge, built and owned by the partnership, is included in the lease to the Chinese Culture Center.

The property is subject to a first deed of trust securing a loan from Wells Fargo Bank. As of December 31, 1996 the principal balance on the note was $3,284,288. The loan provides for a maximum borrowing of $7.3 million and has the characteristics of a line of credit with certain maximum borrowings available at the end of each year. The major portion of the debt is carried at LIBOR plus 2% and there is a monthly adjustment to this allocation. The remainder of the debt is carried at the prime rate and also adjusted monthly.

The hotel property is managed by Holiday pursuant to the terms of its lease agreement with Justice Investors. As a general partner, Portsmouth has become more active in monitoring the operations of the hotel and the parking garage as part of its effort to improve revenues.

Item 3.  LEGAL PROCEEDINGS

On May 30, 1996, Portsmouth was served with a personal injury action entitled Taylor v. Raybestos-Manhattan, et al., San Francisco Superior Court Case
No. 977148. The suit, which was filed on March 26, 1996, names more than 60 defendants, including Evon Garage Corporation, and alleges injuries suffered as a result of exposure to asbestos-containing materials. Portsmouth and Evon Garage Corporation are named among the "premises defendants" as opposed to the "manufacturing/distributing defendants." The Complaint seeks an unspecified amount of damages including recovery for loss of income and medical expenses. Portsmouth is being defended through its insurance carrier under a reservation of rights. Due to General Orders imposed by the San Francisco Superior Court, only limited discovery has been conducted in that action. Upon the expiration of those orders, discovery will be propounded to elicit specific information regarding plaintiffs' claims against Portsmouth. Due to the limited discovery taken to date, it is impossible to evaluate the eventual outcome of the action or to estimate a potential range of loss, if any.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of Registrant's fiscal year ended December 31, 1996.

                             PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) Market Information
             ------------------
         Portsmouth's common stock is traded over-the-counter. Quotes for its stock are printed in the National Quotation Bureau's Non-NASDAQ Price Report. The Company's trading symbol is PRSI.

The following table sets forth the high and low bid prices as of the end of each full quarterly period for the last two fiscal years as reported on the National Quotation Bureau's Non-NASDAQ Price Report.


      1996                                    High         Low
      ----                                    ----         ---
First Quarter (1/1 to 3/31)                  $ 17.50      $ 16.63
Second Quarter (4/1 to 6/30)                 $ 18.00      $ 17.50
Third Quarter (7/1 to 9/30)                  $ 18.13      $ 17.88
Fourth Quarter (10/1 to 12/31)               $ 18.00      $ 17.75

     1995
     ----
First Quarter (1/1 to 3/31)                  $ 15.75      $ 15.50
Second Quarter (4/1 to 6/30)                 $ 16.25      $ 15.25
Third Quarter (7/1 to 9/30)                  $ 16.75      $ 15.75
Fourth Quarter (10/1 to 12/31)               $ 17.00      $ 16.50

Such over-the-counter market quotations reflect inter-dealer prices and do not include retail markup, markdown or commission and may not necessarily represent actual transactions. As of March 12, 1997, the last sale price reported by the National Quotation Bureau was $19.25.

         (b) Holders
             -------
           As of March 12, 1997, there were 332 record holders of the common stock of Portsmouth with 750,000 share issued and outstanding.

         (c) Dividends
             ---------
           On January 13, 1982, the Board of Directors established a regular semi-annual dividend of $.25 per share payable on March 1 and September 1 to shareholders of record February 1 and August 1, respectively. These regular semi-annual dividends have been paid at the established intervals since September 1, 1982.

In addition to the regular $.25 per share semi-annual dividends paid to shareholders, the Company declared and paid the following special dividends on its common equity during the two most recent fiscal years:


Date Declared       Amount       Record Date         Payment Date
-------------       ------       -----------         ------------
January 11, 1996     $.15        February 1, 1996    March 1, 1996
July 20, 1995        $.10        August 1, 1995      September 1, 1995
January 12, 1995     $.10        February 1, 1995    March 1, 1995

Item 6.  SELECTED FINANCIAL DATA

                                             Year Ended December 31
                        ----------------------------------------------------------------
                           1996          1995         1994          1993         1992
                        ----------    ---------    ---------     ---------    ----------
Revenues                $1,960,717    $1,643,418   $1,621,112    $1,565,174   $1,461,886

Net Income               1,004,112       864,137      844,579       834,607      794,117

Net Income Per Share(1)       1.34          1.15         1.13          1.11         1.06

Total Assets             2,205,951     1,635,084    1,217,291     1,287,286    1,261,782

Long-Term Obligations       None           None        None          None          None

Cash Dividends Declared
   Per Share (1)               .65            .70         .75           .90          .90

-----------------------
(1) Per-share data is based upon the number of shares of common stock outstanding during each year which remained constant at 750,000 shares.



QUARTERLY FINANCIAL DATA (Unaudited)

                                       Three Months Ended
                          ----------------------------------------------
      1996                March 31     June 30    Sept. 30(1)    Dec. 31
      ----                --------    --------    --------      --------
Total Revenues            $356,524    $362,652    $661,553      $580,472

Net Income                 178,431     169,513     361,228      294,940

Net Income Per Share (2)       .24         .23         .48          .39


                                        Three Months Ended
                          -----------------------------------------------
      1995                March 31     June 30    Sept. 30     Dec. 31(1)
      ----                --------    --------    --------     ---------
Total Revenues            $323,484    $322,671    $443,863     $553,400

Net Income                 155,285     166,022     238,355      304,475

Net Income Per Share (2)       .21         .22         .32          .40

------------------------
(1) Total revenues, net income and net income per share reflects the inclusion of an estimated $262,000 in partnership income for the third quarter of 1996 relating to additional rents due, as determined on an annual basis, in accordance with the lease with Holiday Inn. In 1995, additional rents due of approximately $159,000 were recorded in partnership income for the fourth quarter.

(2) Net income per share is based on 750,000 common shares issued and outstanding for all periods presented.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS
The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, such as partnership distributions, general economic conditions of the hotel industry in the San Francisco area, securities markets, litigation and other factors, including those discussed below, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

The Company's principal sources of revenue continue to be derived from its 49.8% interest in the Justice Investors limited partnership and income received from investment of its cash and securities assets. The partnership derives most of its income from its lease with Holiday Inn and from a lease with Evon Garage Corporation.

The new partnership lease with Holiday Inn, which became effective January 1, 1995, provides the partnership with two formulas to determine Holiday's rent and the partnership may elect the more favorable formula at any time. One formula provides for 20% of gross room revenues. The second formula provides for a minimum guaranteed rent of $2.5 million per year plus 50% of cash available, as defined by the lease. For the fiscal years 1995 and 1996, the latter formula proved more beneficial and was utilized to determine Holiday's rent obligations.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Comparison of operating results of the year ended December 31, 1996 to the year ended December 31, 1995 shows that total revenues increased 19.3%, cost and expenses increased 42.2% and net income increased 16.2%.

The 19.3% increase in total revenues from $1,643,418 to $1,960,719 was primarily due to a 19.9% increase in partnership income. The increase in partnership income reflects an 18.4% increase in hotel rental income and a 4.4% increase in garage rental income. The increase in hotel rental income is attributable to both higher occupancy rates and an increase in the average daily room rate. During 1996, the Company assumed a more active role, as a general partner in Justice Investors, in monitoring of the operations of the hotel and the parking garage as part of its efforts to improve revenues.

During 1996, the Company received fees totaling $24,872 for its services as a general partner of Justice Investors, pursuant to an agreement with the other general partner. For the year ended December 31, 1995, those fees totaled $24,000. The compensation agreement remains in effect only until the partnership gross revenues reach $5 million annually, at which time the general partners will again determine their compensation arrangement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--CONTINUED

General and administrative expenses increased 34.45% from $163,767 to $220,185 primarily due to higher costs associated with the Company's 1996 annual meeting of shareholders and the payment of directors' fees to both incoming and outgoing directors during the second quarter of 1996. The increase in expenses also reflects costs associated with the Company's more active role as a general partner of Justice Investors and an adjustment in the Company's proportionate share of operating expenses with its parent, Santa Fe. The 76% increase in fees for professional services, from $37,253 to $65,726 is primarily attributable to the retention of a consultant to advise the Company on certain operational and partnership matters. The total increase in expenses of $84,891 is considered by management to be quite modest in light of the 16.2% increase in net income from $864,137 to $1,004,113.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

Comparison of the operating results of the year ended December 31, 1995 to year ended December 31, 1994 shows that total revenues increased 1.4%, costs and expenses declined 5.1% and net income increased 2.3%.

The slight increase in total revenues is primarily attributable to an increase in interest income and higher fees paid to the Company as a general partner of the Justice Investors limited partnership.

At the partnership level, revenues for 1995 decreased 1.2% due to a 4.7% decrease in lease revenues from Holiday Inn, which was mostly offset by a 14.2% increase in garage lease revenues. The decline in hotel revenues was partially attributable to the rehabilitation project, which caused a percentage of the rooms to be out of service during the year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows are primarily generated by its investment in the Justice Investors limited partnership, which derives the majority of its income from a lease with Holiday Inn and a lease with Evon Garage Corporation. In addition to its monthly limited partnership distributions from Justice Investors, the Company also receives monthly management fees as a general partner. The Company also derives revenue from the investment of its cash and securities assets.

Rehabilitation of the hotel property continued during 1996 with remodeling and upgrading of all the guest rooms and hallways on the room floors having been completed by July 1996. All of the regulatory work relating to the life and safety systems was also completed during 1996. Upgrading and renovation of the lobby, meeting rooms, common areas and elevators is expected to be completed during 1997. The hotel rehabilitation budget is approximately $8 million, of which the partnership is obligated for $2 million. As of December 31, 1996, the partnership had paid approximately $1.54 million against its $2 million commitment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--CONTINUED

The partnership's hotel property is subject to a first deed of trust securing a loan from Wells Fargo Bank. The loan provides for a maximum borrowing $7.3 million and has the characteristics of a line of credit with certain maximum borrowings available at the end of each year. The major portion of the debt is carried at LIBOR plus 2% and there is a monthly adjustment to that rate. The remainder of the debt is carried at the prime rate and also adjusted monthly. During 1996 the partnership was able to reduce the principal balance on the Wells Fargo notes from $3,819,975 as of December 31, 1995 to $3,284,288 as of December 31, 1996. This principal reduction of $535,687 was able to be achieved at the same time the partnership was making additional payments of approximately $1.4 million toward the rehabilitation of the hotel primarily due to increased cash flows generated from the hotel and garage leases and low interest rates.

During 1996, the Company started diversifying its investment of its cash and securities assets in an effort to obtain an overall higher yield while seeking to minimize the associated increased degree of risk. The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's securities investments are classified as available-for-sale and unrealized gains and losses, net of deferred taxes, are included in shareholders' equity. As of December 31, 1996, the Company had a net unrealized gain on investments of $23,207 after tax, which consists of pre-tax unrealized gains of $59,982 and pre-tax unrealized losses of $21,215.

Cash flow to the partnership remains dependent on the operating results of the hotel and garage leases and interest rates. With an increased role in the monitoring of the operations of the hotel and parking garage by the Company, and with the renovation of the guest rooms having been completed, it is anticipated that revenues to the partnership will continue to increase.

As a result of increases in the amount of rental income from the hotel lease, the general partners of Justice Investors decided that there would be a special one-third increase in the monthly distribution to limited partners effective with the February 1997 distribution. As a result, Portsmouth's monthly distribution will increase to $139,440 from $109,580. Although it is planned that the distribution at the higher level will continue for a period of 12 months, the increase was clearly identified as a special distribution and, at any time, unforeseen circumstances could dictate a change in the amount distributed. The general partners will conduct an annual review and analysis to determine an appropriate monthly distribution for the ensuing year. At that time, the monthly distribution could be decreased or increased.

At December 31, 1996, the Company's current assets were $1,232,674. The Company remains liquid with a current ratio of approximately 8.3 to 1 at the end of 1996. Management believes that its capital resources are currently adequate to meet its short- and long-term obligations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--CONTINUED

IMPACT OF INFLATION

Since the Company's primary source of revenue is its partnership investment in Justice Investors, the impact of inflation on Portsmouth should be viewed at the partnership level. As discussed above, partnership income is dependent on lease revenue from Holiday Inn. To the extent that Holiday adjusts room rates to meet operating costs and market conditions, there may be a minor impact partnership revenues due to inflation. Partnership revenues are also subject to interest rate risks which may be influenced by inflation. For the three most recent fiscal years, the impact of inflation on the Company's income is not viewed by management as material.


Item  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS                                   PAGE

Report of Independent Auditors                                   12
Balance Sheets - December 31, 1996 and 1995                      13
Statements of Income and Accumulated Deficit -                   14
  Years Ended December 31, 1996, 1995 and 1994
Statements of Cash Flows - Years Ended                           15
  December 31, 1996, 1995 and 1994
Notes to Financial Statements - December 31, 1996                16

                       Report of Independent Auditors


Board of Directors and Shareholders
Portsmouth Square, Inc.

We have audited the accompanying balance sheets of Portsmouth Square, Inc. as of December 31, 1996 and 1995, and the related statements of income and accumulated deficit and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Portsmouth Square, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


ERNST & YOUNG LLP


San Diego, California
February 21, 1997

                            Portsmouth Square, Inc.

                                 Balance Sheets

                                                      December 31
                                                   1996        1995
                                              -------------------------
Assets
Current assets:
  Cash and cash equivalents                    $    21,225  $ 1,206,138
  Investment securities                          1,137,569            -
  Deferred income taxes                             53,345       45,480
  Receivable from Justice Investors                              18,000
  Other current assets                              20,535            -
                                                 ---------    ---------
Total current assets                             1,232,674    1,269,618

Investment in Justice Investors                    969,489      364,259
Deferred income taxes                                3,788        1,207
                                                 ---------    ---------
Total assets                                   $ 2,205,951  $ 1,635,084
                                                 ---------    ---------
                                                 ---------    ---------

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable and accrued expenses        $     7,518   $      148
  Income taxes payable                              78,140       81,203
  Amounts owed to Santa Fe Financial
    Corporation                                     47,131       35,951
  Deferred income taxes                             15,560            -
                                                 ---------     --------
Total current liabilities                          148,349      117,302

Commitments and contingencies

Shareholders' equity:
  Common stock, no par value:
    Authorized shares - 750,000
    Issued and outstanding shares - 750,000      2,092,300    2,092,300
  Additional paid-in capital                     1,240,291    1,240,291
  Unrealized gain on investment securities,
    net of deferred taxes                           23,207            -
  Accumulated deficit                           (1,298,196)  (1,814,809)
                                                 ---------    ---------
Total shareholders' equity                       2,057,602    1,517,782
                                                 ---------    ---------
Total liabilities and shareholders' equity     $ 2,205,951  $ 1,635,084
                                                 ---------    ---------
                                                 ---------    ---------
See accompanying notes.

                          Portsmouth Square, Inc.

                  Statements of Income and Accumulated Deficit


                                                 Years ended December 31

                                              1996        1995         1994
                                          -----------------------------------
Revenues:
 Equity in net income of Justice
  Investors                             $ 1,860,190  $ 1,551,839  $ 1,566,639
 Investment and interest income              75,656       67,579       48,473
 Other                                       24,872       24,000        6,000
                                          ---------    ---------    ---------
                                          1,960,718    1,643,418    1,621,112

Costs and expenses:
 General and administrative                 220,185      163,767      160,278
 Legal and professional fees                 65,726       37,253       51,614
                                          ---------    ---------    ---------
                                            285,911      201,020      211,892
                                          ---------    ---------    ---------
Income before income taxes                1,674,807    1,442,398    1,409,220

Income taxes                                670,694      578,261      564,641
                                          ---------    ---------    ---------
Net income                                1,004,113      864,137      844,579

Dividends paid                             (487,500)    (525,000)    (562,500)
Accumulated deficit at beginning
 of year                                 (1,814,809)  (2,153,946)  (2,436,025)
                                          ---------    ---------    ---------
Accumulated deficit at end of year      $(1,298,196) $(1,814,809) $(2,153,946)
                                          ---------    ---------    ---------
                                          ---------    ---------    ---------

Per common share:
 Net income                             $      1.34  $      1.15  $      1.13
                                          ---------    ---------    ---------
                                          ---------    ---------    ---------
 Dividends                              $       .65  $       .70  $       .75
                                          ---------    ---------    ---------
                                          ---------    ---------    ---------

See accompanying notes.


                             Portsmouth Square, Inc.

                            Statements of Cash Flows


                                               Years ended December 31
                                             1996        1995         1994
                                         -------------------------------------
Operating activities
Net income                               $ 1,004,113  $  864,137  $  844,579
Adjustments to reconcile net income
 to net cash used in operating
 activities:
  Equity in net income of Justice
   Investors
                                          (1,860,190) (1,551,839) (1,566,639)
  Deferred income taxes                      (10,446)       (197)        (38)
  Decrease (increase) in receivable
   from Justice Investors                     18,000     (18,000)          -
  Increase in other current assets           (20,535)          -           -
  Net increase (decrease) in
   current liabilities                        15,487      78,656    (107,777)
                                           ---------   ---------   ---------
Net cash used in operating
 activities                                 (853,571)   (627,243)   (829,875)

Investing activities
Cash distributions from Justice
 Investors                                 1,254,960   1,254,960   1,254,962
Purchases of investment securities        (1,532,172)          -           -
Proceeds from sales of investment
 securities                                  433,370           -           -
                                           ---------   ---------   ---------
Net cash provided by investing
 activities                                  156,158   1,254,960   1,254,962

Financing activities
Dividends paid                              (487,500)   (525,000)   (562,500)
                                           ---------   ---------   ---------
Net cash used in financing
 activities                                 (487,500)   (525,000)   (562,500)
                                           ---------   ---------   ---------
  Net increase (decrease) in cash and
 cash equivalents                         (1,184,913)    102,717    (137,413)
Cash and cash equivalents at the
 beginning of the year                     1,206,138   1,103,421   1,240,834
                                           ---------   ---------   ---------
Cash and cash equivalents at
 the end of the year                      $   21,225  $1,206,138  $1,103,421
                                           ---------   ---------   ---------
                                           ---------   ---------   ---------

Supplemental information:
Income taxes paid, net of refunds          $ 684,203  $  508,310  $  613,600
                                           ---------   ---------   ---------
                                           ---------   ---------   ---------
See accompanying notes.

                            Portsmouth Square, Inc.

                          Notes to Financial Statements

                               December 31, 1996

1. Ownership and Significant Accounting Policies

Ownership

Santa Fe Financial Corporation ("Santa Fe") holds 480,757 shares, or 64%, of Portsmouth Square, Inc.'s (the "Company") outstanding shares.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Investment Securities

All investment securities are classified as available-for-sale, except short positions, and are carried at fair value, as primarily determined by quoted market prices, with unrealized gains and losses, net of deferred taxes, reported in a separate component of shareholders' equity. Any unrealized gains or losses related to "naked" short positions are recognized in earnings in the current period. The Company utilizes margin for their investment purchases.

The cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment and interest income. Realized gains and losses are included in investment and interest income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in investment and interest income.

Revenue Recognition

The major source of revenue of the Company is its 49.8% interest in Justice Investors, a limited partnership which owns and leases a hotel in San Francisco, California, in which the Company is both a limited and general partner (see Note 3). The Company accounts for its investment on the equity basis.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           Portsmouth Square, Inc.

Accounting Standard on Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective January 1, 1996. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long- lived assets that are expected to be disposed of. There was no effect on the financial statements from the adoption of SFAS No. 121.

2. Investment Securities

The following is a summary of investment securities:

                                         Gross       Gross
                                       Unrealized  Unrealized
                             Cost        Gains       Losses    Fair Value
                          ------------------------------------------------
December 31, 1996
Equity securities         $  563,048   $ 47,673    $ (19,908)  $  590,813
Debt securities              535,753     12,310       (1,307)     546,756
                           ---------    -------     --------    ---------
                          $1,098,801   $ 59,983    $ (21,215)  $1,137,569
                           ---------    -------     --------    ---------
                           ---------    -------     --------    ---------

Gross realized gains and losses on sales of investments totaled $28,102 and $33,698, respectively, during the year ended December 31, 1996.

At December 31, 1996, the Company had short investment positions totaling approximately $97,000, all of which are covered by long positions. Short investment positions can result in off balance sheet risk as losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase.

The cost and fair value of debt securities at December 31, 1996, by contractual maturity, are shown below:

                                              Cost         Fair Value
                                         ----------------------------
Due after one year through five years      $ 357,239       $ 367,206
Due after five years through ten years       101,565         103,800
Due after ten years                           76,949          75,750
                                            --------       ---------
                                           $ 535,753       $ 546,756
                                            --------       ---------
                                            --------       ---------

                              Portsmouth Square, Inc.

3. Investment in Justice Investors

Condensed financial statements for Justice Investors, a limited partnership, in which Portsmouth Square, Inc. has a 49.8% interest, are as follows:

                            CONDENSED BALANCE SHEETS

                                                   December 31
                                                1996         1995
                                              --------------------
Assets
Total current assets --Note A               $  420,220   $ 821,975
Property, plant and equipment, net of
 accumulated depreciation of $10,188,059
 in 1996 and $9,844,898 in 1995              6,220,506   4,846,284
Loan fees and deferred lease costs, net of
 accumulated amortization of $54,696 in
 1996 and $23,651 in 1995                      255,716     286,761
                                             ---------   ---------
                                            $6,896,442  $5,955,020
                                             ---------   ---------
                                             ---------   ---------
Liabilities and partners' equity
Total current liabilities                   $  568,093  $  306,305
Long-term liabilities--Note B                3,284,288   3,819,975
Partners' equity--Note C                     3,044,061   1,828,740
                                             ---------   ---------
                                            $6,896,442  $5,955,020
                                             ---------   ---------
                                             ---------   ---------

                      CONDENSED STATEMENTS OF OPERATIONS


                                        Years ended December 31
                                     1996        1995          1994
                                  ------------------------------------

Revenues--Note A                  $4,758,778   $4,152,417    $4,200,853
Costs and expenses                 1,023,457    1,036,274     1,054,992
                                   ---------    ---------     ---------
Net income                        $3,735,321   $3,116,143    $3,145,861
                                   ---------    ---------     ---------
                                   ---------    ---------     ---------


                           Portsmouth Square, Inc.

                    Notes to Financial Statements (continued)


Note A--Revenues include $1,116,019, $1,069,140 and $936,151 for the years ended December 31, 1996, 1995 and 1994, respectively, of garage rental income from the garage lessee who is also the managing general partner of Justice
Investors. At December 31, 1995, total current assets included $1,491 of accounts receivable from this managing partner for garage rentals and reimbursable costs.

Justice Investors and the hotel lessee entered into a new lease agreement effective January 1, 1995. The hotel lease provides for Justice Investors to 20% of hotel room revenue, as defined, or an annual minimum guaranteed rent of $2,500,000 plus 50% of available cash, as defined, and expires December
31, 2004, with a five-year renewal option. The parking garage lease, for which revenue is based upon a percentage of parking receipts, expires on November 30, 2010.

Note B--During 1995, Justice Investors refinanced its long-term debt obligations. The long-term debt at December 31, 1996 and 1995 consists of a revolving, reducing line of credit agreement payable to Wells Fargo Bank which is collateralized by a trust deed on land, hotel property and the Partnership's interest in hotel and garage leases. The line of credit agreement provides for maximum borrowings at December 31, 1996 of approximately $7,300,000 with an annual reduction of maximum borrowings to approximately $4,500,000 at the December 31, 2004 maturity date and generally provides for interest at LIBOR plus 2% per annum (the annual rate on $4,000,000 of principal is guaranteed not to exceed 11.5%).

Note C--During each of the years ended December 31, 1996, 1995 and 1994, total annual distributions to partners amounted to $2,520,000.

4. Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred income taxes reflected in the financial statements arise primarily from state income taxes which are deductible for federal income tax purposes in the following year and for which a valuation allowance is not needed.

                              Portsmouth Square, Inc.

                       Notes to financial Statements (continued)


The provision for income taxes consists of the following:

                                        Years ended December 31
                                     1996        1995          1994
                                  ------------------------------------
Federal:
 Current                         $ 524,879    $ 444,693     $ 434,059
 Deferred (credit)                  (9,848)        (390)         (153)
                                  --------     --------      --------
                                   515,031      444,303       433,906
                                  --------     --------      --------
                                  --------     --------      --------

State:
 Current                           156,261      133,765       130,620
 Deferred (credit)                    (598)         193           115
                                  --------     --------      --------
                                   155,663      133,958       130,735
                                  --------     --------      --------
                                 $ 670,694    $ 578,261     $ 564,641
                                  --------     --------      --------
                                  --------     --------      --------


A reconciliation of the statutory federal income tax rate to income tax expense is as follows:

                                        Years ended December 31
                                     1996        1995          1994
                                  ------------------------------------
Statutory federal tax rate           34.0%       34.0%         34.0%
State income taxes, net of
 federal tax benefit                  6.1%        6.1%          6.1%
                                   --------    --------      --------
                                     40.1%       40.1%         40.1%
                                   --------    --------      --------
                                   --------    --------      --------

5. Related Party Transactions

Certain costs and expenses, primarily salaries, rent and insurance, were allocated between the Company and Santa Fe based on Management's estimate of the utilization of resources. During 1996, the allocation to the Company increased based on this estimate. Total costs and expenses allocated to the Company approximated $157,000, $77,000 and $82,000 during the years ended December 31, 1996, 1995 and 1994, respectively.

                            Portsmouth Square, Inc.

6. Contingencies

On May 30, 1996, the Company was served with a personal injury action in the San Francisco Superior Court. The suit, which was filed on March 26, 1996, names more than 60 defendants, including the managing general partner of Justice Investors, and alleges injuries suffered as a result of exposure to asbestos-containing materials. The Company and the managing general partner of Justice Investors are named among the defendants. The Complaint seeks an unspecified amount of damages, including recovery for loss of income and medical expenses. The Company is being defended through its insurance carrier under a reservation of rights. Due to the limited discovery taken to date, the Company's legal counsel is not in a position to evaluate the eventual outcome of the action or to estimate a potential range of loss, if any.

Item  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES

None.


                             PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 11.  EXECUTIVE COMPENSATION

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information for Part III, Items 10 through 13, are hereby incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 1997, which will be filed with the Commission within one hundred twenty (120) days of the close of the fiscal year pursuant to Regulation 14A.

                             PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

     (a)  Documents Filed as Part of Form 10-K

          (1) Financial Statements

The following financial statements of Registrant are included in Item 8:

INDEX TO FINANCIAL STATEMENTS                                  Page

Report of Independent Auditors                                  12
Balance Sheets - December 31, 1996 and 1995                     13
Statements of Income and Accumulated Deficit - Years            14
  Ended December 31, 1996, 1995 and 1994
Statements of Cash Flows - Years Ended December 31, 1996        15
 1995 and 1994
Notes to Financial Statements - December 31, 1996               16

          (2)  Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

          (3)  Listing of Exhibits by Table Number

Set forth below is an index of applicable exhibits filed with this report according to exhibit table number.

          3.  Articles of Incorporation and Bylaws                     *

          4.  Instruments defining the rights of Security              *
              Holders, including indentures (see Articles of Incorporation and Bylaws)

         22. Published report regarding matters submitted to vote of Security Holders - Proxy Statement for Annual Meeting of Shareholders to be held May 6, 1997, which will be filed with the Commission within one hundred twenty (120) days of the fiscal year pursuant to Regulation 14A

         27.  Financial Data Schedule

* All exhibits marked by an asterisk have been previously filed with other documents, including Registrant's Form 10 filed on October 27, 1967, and subsequent filings on Forms 8-K, 10-K and 10-Q which are incorporated herein by reference.

     (b) Reports on Form 8-K

Registrant filed no reports on Form 8-K during the last quarter of the period covered by this Report.

     (c) Exhibits Required by Item 601 of Regulation S-K

The exhibits required by Item 601 of regulation S-K which are listed in Item 14(a)(3) above are filed as part of this Report. Exhibits not listed are inapplicable or have been previously filed and are incorporated herein by reference.

     (d) Financial Statements and Schedules Required by Regulation S-X

The following financial statements of Justice Investors are included in Item 14(d):
                                                                  Page

Independent Auditor's Report                                       25
Balance Sheets - December 31, 1996 and 1995                        26
Statements of Income and Partners' Capital - Years Ended           27
  December 31, 1996, 1995 and 1994
Statements of Cash Flows - Years Ended December 31, 1996,          28
  1995 and 1994
Notes to Financial Statements - December 31, 1996, 1995            29
  and 1994

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                          COLLIER & MARKOWITZ
                      CERTIFIED PUBLIC ACCOUNTANTS
                 (SUCCESSORS TO AARON, BLUM & COLLIER)

                   235 MONTGOMERY STREET, SUITE 1049
                    SAN FRANCISCO, CALIFORNIA 94104
                           TEL (415) 982-7852
                           FAX (415) 982-1429

                            February 5, 1997


Justice Investors
(A Limited Partnership)
San Francisco, California

                   Independent Auditor's Report
                   ---------------------------

We have audited the accompanying balance sheets of Justice Investors ( A Limited Partnership) as of December 31, 1996, and 1995, and the related statements of income and partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Justice Investors
(A Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ COLLIER AND MARKOWITZ
Certified Public Accounts

                           JUSTICE INVESTORS
                        (A LIMITED PARTNERSHIP)

                             BALANCE SHEETS

                       December 31, 1996 and 1995
                       --------------------------

                                                      1996          1995
                                                      ----          ----

                                   ASSETS
                                   ------
Current assets
  Cash                                            $   28,990     $  353,202
  Rent receivable                                    355,195        428,983
  Receivable from garage lessee                            -          1,491
  Prepaid expenses                                    36,035         38,299
                                                    --------       --------
       Total current assets                          420,220        821,975
                                                    --------       --------

Fixed assets
  Office equipment (net of accumulated
    depreciation of $1,813 in 1996 and
    $209 in 1995)                                      3,740          5,344
  Building and improvements (net of accumulated
    depreciation of $10,186,246 in 1996 and
    $9,844,689 in 1995)                            5,092,638      3,716,812
  Land                                             1,124,128      1,124,128
                                                   ---------      ---------
      Total fixed assets                           6,220,506      4,846,284
                                                   ---------      ---------
Other assets
 Loan fees (net of accumulated amortization
   of $51,742 in 1996 and $22,174 in 1995)           236,515        266,083
 Deferred lease costs (net of accumulated
   amortization of $2,954 in 1996 and
   $1,477 in 1995)                                    19,201         20,678
                                                   ---------      ---------
      Total other assets                             255,716        286,761
                                                   ---------      ---------
      Total assets                               $ 6,896,442    $ 5,955,020
                                                   ---------      ---------
                                                   ---------      ---------

                    LIABILITIES AND PARTNERS' CAPITAL
                    ---------------------------------
Current liabilities
  Trade accounts payable and accrued expenses     $  358,428     $   97,876
  Rents paid in advance                              208,333        206,250
  Accrued interest                                     1,332          2,179
                                                   ---------      ---------
      Total current liabilities                      568,093        306,305
Long-term liabilities
  Notes payable                                    3,284,288      3,819,975
                                                   ---------      ---------
      Total liabilities                            3,852,381      4,126,280

                                                   ---------      ---------
Commitment - Lease commission
Partners' capital                                  3,044,061      1,828,740
                                                   ---------      ---------

        Total liabilities and partners' capital   $6,896,442     $5,955,020
                                                   ---------      ---------
                                                   ---------      ---------

The accompanying notes are an integral part of these financial statements.


                             JUSTICE INVESTOR
                         (A LIMITED PARTNERSHIP)

                STATEMENTS OF INCOME AND PARTNERS' CAPITAL

               Years Ended December 31, 1996, 1995 and 1994
               -------------------------------------------

                                         1996         1995        1994
                                         ----         ----        ----
Revenues
  Rental income
    Hotel                             $3,634,109   $3,076,210    $3,227,995
    Garage                             1,116,019    1,069,150       936,151
    Lobby and other                        8,650        4,200        33,142
                                       ---------    ---------     ---------
      Total rental income              4,758,778    4,149,560     4,197,288

  Interest income                              -        2,857         3,565
                                       ---------    ---------     ---------
      Total revenues                   4,758,778    4,152,417     4,200,853
                                       ---------    ---------     ---------

Expenses
  Interest                               308,710      348,971       479,342
  Loan prepayment charge                       -       59,803             -
  Depreciation and amortization          374,206      266,927       243,211
  Lease commission                        36,341       55,888        64,560
  Property taxes                          40,306       39,507        38,655
  Repair and maintenance                   1,500       20,254         8,500
  General and administrative -
    Administrative expenses              146,862      120,000        53,746
    Accounting fees                       13,152        7,943        12,852
    Audit and tax preparation             23,648       19,790        19,015
    Business taxes                        16,179       13,588        15,289
    Bank charges                           5,385        4,816         1,506
    Consultants                            4,615       16,685        14,345
    Franchise taxes                          800          800           800
    Insurance                             39,864       39,452        42,125
    Legal fees                            10,525       16,659        56,786
    Office expense and miscellaneous       1,364        5,191         4,260
                                       ---------    ---------     ---------
      Total expenses                   1,023,457    1,036,274     1,054,992
                                       ---------    ---------     ---------

Net income                             3,735,321    3,116,143     3,145,861
Partner's capital at beginning of
  year                                 1,828,740    1,232,597       606,736

Less distributions to partners        (2,520,000)  (2,520,000)   (2,520,000)
                                       ---------     ---------    ---------
Partners' capital at end of year      $3,044,061    $1,828,740   $1,232,597
                                       ---------     ---------    ---------
                                       ---------     ---------    ---------

The accompanying notes are in integral part of these financial statements.


                           JUSTICE INVESTORS
                        (A LIMITED PARTNERSHIP)
                        STATEMENTS OF CASH FLOWS
              Years Ended December 31, 1996, 1995 and 1994
              --------------------------------------------
            Increase (Decrease) in Cash and Cash Equivalents

                                         1996          1995        1994
                                         ----          ----        ----
Cash flows from operating activities
  Cash received from tenants          $4,834,649    $4,239,935  $4,070,935
  Interest received                            -         3,572       3,353
  Interest paid                         (309,557)     (486,297)   (495,444)
  Deposits to mortgage escrow account          -       (10,414)    (38,700)
  Cash paid for other operating
    activities                          (369,911)     (294,967)   (214,082)
                                       ---------     ---------   ---------
     Net cash provided by operating
        activities                     4,155,181     3,451,829   3,326,062
                                       ---------     ---------   ---------
Cash flows from investing activities
  Capital expenditures                (1,425,197)     (431,465)          -
  Redemption of U.S. Treasury bills            -             -     158,574
                                       ---------     ---------   ---------
    Net cash provided by (used in)
      investing activities             (1,425,197)     (431,465)    158,574
                                       ----------     ---------   ---------

Cash flows from financing actives
  Distributions to partners            (2,520,000)   (2,520,000) (2,520,000)
  Proceeds from borrowing of long-
    term debt                           3,033,047     5,513,076           -
  Principal payments of long-term
    debt                               (3,568,734)   (6,107,075)   (769,711)
  Payments (advances)-garage lessee         1,491        30,196     (17,734)
                                       ----------    ----------  ----------
     Net cash used in financing
       activities                      (3,054,196)   (3,083,803) (3,307,445)
Net increase (decrease)in cash and
  cash equivalents                       (324,212)     (63,439)     177,191
Cash and cash equivalents at
  beginning of year                       353,202      416,641      239,450
                                        ---------    ---------    ---------
Cash and cash equivalents at end
  of year                              $   28,990   $  353,202   $  416,641
                                        ---------    ---------    ---------
Reconciliation of net income to net
  cash provided by operating
   activities
Net income                              $3,735,321   $3,116,143   $3,145,861
                                         ---------    ---------    ---------
Adjustments to reconcile net income
  to net cash provided by operating
   activities
   Depreciation and amortization           374,206      266,927      243,211
   Rent receivable                          73,788     (115,875)     (61,793)
   Other receivable                              -       38,271      (12,418)
   Prepaid expenses                          2,264       10,128        2,243
   Accounts payable                        (31,634)      10,508       24,654
   Rents paid in advance                     2,083      206,250            -
   Interest payable                           (847)     (77,523)     (15,696)
   Lease deposits                                -       (3,000)           -
                                         ---------    ---------    ---------
                                           419,860      335,686      180,201
                                         ---------    ---------    ---------
Net cash provided by operating
  activities                            $4,155,181   $3,451,829   $3,326,062
                                         ---------    ---------    ---------
                                         ---------    ---------    ---------
Supplemental disclosures of cash
  flows information:
    Cash paid during the year for:
      Interest                          $  309,557   $  486,297    $ 495,444

The accompanying notes are an integral part of these financial statements.

                         JUSTICE INVESTORS
                      (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS

                  December 31, 1996, 1995 and 1994
                  -------------------------------

SIGNIFICANT ACCOUNTING POLICIES
-------------------------------

Organization
------------
Justice Investors, a Limited Partnership (the "Partnership") was formed in 1967 to acquire real property in San Francisco, California, for the development and lease of hotel and related facilities. The leases became effective during 1970 upon completion of the hotel and parking garage. The lease of the hotel provided for the Partnership to receive certain percentages of hotel revenue, as defined, to December 31, 2004, with a five year renewal option. The parking garage lease provided for payments of certain percentages of parking receipts to November 30, 2010.

Rents Receivable
----------------
Management believes that all rents receivable as of December 31, 1996 and 1995, were fully collectible. Therefore, no allowance for doubtful accounts was recorded.

Depreciation
------------
Depreciation on the hotel facilities is computed using the straight line method over a useful life of 40 years. Building improvements are being depreciated on a straight line basis over their useful lives ranging from 5 to 39 years. Office equipment is being depreciated using the 150% declining balance method with a useful life of 5 years.

Amortization
------------
Loan fees are amortized using the straight line method over 10 years. Deferred lease costs are amortized using the straight line method over 15 years.

Income Tax
----------
No income taxes have been provided in the accompanying financial statements since the Partnership profits and losses are reportable by the partners on their individual income tax returns.

Statement of Cash Flows
-----------------------
For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.
Use of Estimates
----------------
The process of preparing financial statements in conformity with generally accepted accounting principles required the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.
Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

                         JUSTICE INVESTORS
                      (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS

                  December 31, 1996, 1995 and 1994
                  --------------------------------


LONG-TERM DEBT
--------------
At December 31, 1996 and 1995, long-term debt consisted of the following:


                                                    1996       1995
                                                    ----       ----
  Note payable to Wells Fargo Bank collateralized
  by first deed of trust on land, hotel property
  and the Partnership's interest in hotel and
  garage leases.  The note provided for interest
  at LIBOR PLUS 2% per annum to a total capped
  rate of 11.5% up to $4,000,000 due December
  31, 2004                                        $3,200,000   $3,400,000

  Note payable to Wells Fargo Bank collateralized
  by first deed of trust on land, hotel property
  and the Partnership's interest in hotel and
  garage leases.  The note provided for interest
  at prime rate per annum due December 31, 2004       84,288      419,975
                                                   ---------    ---------
                                                  $3,284,288   $3,819,975
                                                   ---------    ---------
                                                   ---------    ---------

Under the terms of the revolving reducing line of credit with Wells Fargo Bank, the above notes are subject to a maximum credit limit as follows:

  December 31, 1995                                $7,500,000
  December 31, 1996                                 7,290,567
  December 31, 1997                                 7,057,050
  December 31, 1998                                 6,796,678
  December 31, 1999                                 6,506,363
  December 31, 2000                                 6,182,662
  December 31, 2001                                 5,821,736
  December 31, 2002                                 5,419,302
  December 31, 2003                                 4,970,590
  December 31, 2004                                 4,470,275

Maturities of long-term debt for each of the next five years are as follows:

  1997                                             $        -
  1998                                                      -
  1999                                                      -
  2000                                                      -
  2001                                                      -
  Subsequent to 2001                                3,284,288
                                                    ---------
                                                   $3,284,288
                                                    ---------
                                                    ---------

                        JUSTICE INVESTORS
                     (A LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS

                 December 31, 1996, 1995 and 1994
                 --------------------------------

MINIMUM FUTURE RENTALS
----------------------
Minimum future rentals to be received on non-cancelable leases as of December 31, 1996 for each of the next five years and in the aggregate are:

  1997                                          $ 2,761,000
  1998                                            2,761,000
  1999                                            2,761,000
  2000                                            2,761,000
  2001                                            2,761,000
  Subsequent to 2001                              9,827,250
                                                  ---------
                                                $23,632,250
                                                 ----------
                                                 ----------

COMMITMENT - LEASE COMMISSION
-----------------------------

The Partnership was obligated to pay a lease commission of 2% of the rentals received under the primary lease of the hotel property for the initial 25-year term of the lease which expired on October 31, 1995. In addition, the Partnership is obligated to pay a lease commission of 1% of rentals received to December 31, 2004 plus Holiday Inn lease extension, if any, to December 31, 2025.


RELATED PARTY TRANSACTIONS
--------------------------
Expenses were incurred for services rendered by related parties as follows:

                                                  1996      1995      1994
                                                  ----      ----      ----
  General partners                             $146,862  $120,000  $ 17,220
  Reimbursable expenses of general partner            -         -    36,526
  Bookkeeping services                                -         -     6,000
  Legal services                                 10,525    16,659    56,786
                                                -------   -------   -------
                                               $157,387  $136,659  $116,532
                                                -------   -------   -------
                                                -------   -------   -------

The garage lessee, the managing general partner, paid the Partnership
$1,116,019, $1,069,150 and $936,151 during 1996, 1995 and 1994, respectively, under the terms of the rental agreement. Rents receivable from the garage lessee at December 31, 1996 and 1995 were $86,759 and $82,665, respectively.
Accounts payable to general partners at December 31, 1996 were $22,504.


                         JUSTICE INVESTORS
                      (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS

                  December 31, 1996, 1995 and 1994
                  --------------------------------


RECEIVABLE FROM GARAGE LESSEE
-----------------------------
In July 1990, an underground tank of the garage leased and operated by Evon
Garage Corporation leaked approximately 600 gallons of gasoline. The parties involved have agreed to limit the Partnership's share of the clean-up costs to $42,000.  The balance of the costs are being paid by the garage lessee.

CONCENTRATIONS OF CREDIT RISK
-----------------------------
Financial instruments that potentially subject the Partnership to credit risk include cash on deposit with Wells Fargo Bank amounting to $353,987 at December 31, 1995 which was insured for up to $100,000 by the U.S.
Federal Deposit Insurance Corporation.  All balances were insured at
December 31, 1996.

LITIGATION
----------
The Partnership is a co-defendant in a lawsuit filed by a former employee of the general contractor who constructed the hotel and garage facilities, for alleged personal injuries resulting from exposure to asbestos-
containing materials.  The suit seeks an unspecified amount of damages.
Outside counsel for the Partnership has advised that at this stage in the proceedings, they cannot offer an opinion as to the probable outcome.
The Partnership believes the suit is without merit and is vigorously defending its position.


                              SIGNATURES
                              ----------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PORTSMOUTH SQUARE, INC.


Date: March 31, 1997               By /s/ John V. Winfield
      --------------                  ---------------------------------------
                                      John V. Winfield, Chairman of the Board,
                                      President and Chief Executive Officer


   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 31, 1997                  /s/ John V. Winfield
      --------------                  ---------------------------------------
                                      John V. Winfield, Chairman of the Board,
                                      President and Chief Executive Officer


Date: March 31, 1997                  /s/ L. Scott Shields
      --------------                  ---------------------------------------
                                      L. Scott Shields, Treasurer and
                                      Chief Financial Officer


Date: March 31, 1997                  /s/ Jerold R. Babin
      --------------                  ---------------------------------------
                                      Jerold R. Babin,
                                      Director


Date: March 31, 1997                  /s/ Janice Braly-Nelsen
      --------------                  ---------------------------------------
                                      Janice Braly-Nelsen,
                                      Director


Date: March 31, 1997                  /s/ Josef A. Grunwald
      --------------                  ---------------------------------------
                                      Josef A. Grunwald,
                                      Director


Date: March 31, 1997                  /s/ William J. Nance
      --------------                  ----------------------------------------
                                      William J. Nance, Director
                                      and Vice-President

