Form 10QSB
period 1997-03-31
PORTSMOUTH SQUARE INC
filed 1997-05-14
CIK 79661

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                                FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 1997

                         OR

    [ ]  Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act

    For the transition period from _______ to ________


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

   Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90
days. Yes X   No

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 747,600 shares of issuer's No Par Value Common Stock were outstanding as of May 8, 1997.

   Transitional Small Business Disclosure Format (check one): Yes    No X

                                     INDEX

                             PORTSMOUTH SQUARE, INC.

PART I. FINANCIAL INFORMATION                                  PAGE NO.
Item 1. Financial Statements

    Balance Sheet--March 31, 1997 (Unaudited)                     3

    Income Statements (Unaudited)--Three Months
    ended March 31, 1997 and 1996                                 4

    Statements of Cash Flow (Unaudited)--Three Months
    ended March 31, 1997 and 1996                                 5

    Notes to Financial Statements--March 31, 1997                 6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                       7

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders       9

Item 5. Other Information.                                        9

Item 6. Exhibits and Reports on Form 8-K                         10

SIGNATURES                                                       10

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             Portsmouth Square, Inc.
                                  Balance Sheet
                                   (Unaudited)

                                                    March 31
                                                      1997
                                                 -------------
Assets
Current assets:
  Cash and cash equivalents                        $    76,184
  Investment securities                              1,073,208
  Deferred income taxes                                 53,185
  Other current assets                                  12,482
                                                    ----------
Total current assets                                 1,215,059

Investment in Justice Investors                      1,081,240
Deferred income taxes                                    3,788
                                                    ----------
Total assets                                       $ 2,300,087
                                                    ==========

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable and accrued expenses            $    40,470
  Income taxes payable                                 156,310
  Amount owed to Santa Fe Financial Corp.               69,428
                                                    ----------
Total current liabilities                              266,208
                                                    ----------
Commitments and contingencies

Shareholders' equity:
  Common stock, no par value:
    Authorized shares - 750,000
     Issued and outstanding shares - 747,600         2,092,300
   Additional paid - in capital                      1,193,914
   Unrealized gain on investment securities,
     net of deferred taxes                                 239
   Accumulated deficit                              (1,252,574)
                                                    ----------
Total shareholders' equity                           2,033,879
                                                    ----------

Total liabilities and shareholders' equity         $ 2,300,087
                                                    ==========
See accompanying notes.

                            Portsmouth Square, Inc.
                             Statements of Income
                                 (Unaudited)

                                       Three Months ended March 31
                                          1997            1996
                                       -----------     -----------
Revenues:
  Equity in net income of Justice
    Investors                          $  499,712      $  332,619
  Net Investment and interest income       13,885          17,033
  Other income                              6,000           6,872
                                        ---------       ---------
                                          519,597         356,524
                                        ---------       ---------

Cost and expenses:
  General and administrative               76,094          47,329
  Legal and professional fees              54,069          11,125
                                        ---------       ---------
                                          130,163          58,454
                                        ---------       ---------

Income before income taxes                389,434         298,070

Income taxes                              156,312         119,639
                                        ---------       ---------
Net income                             $  233,122      $  178,431
                                        =========       =========


Net income per share                   $     0.31      $     0.24
                                        =========       =========
Dividends per share                    $     0.25      $     0.40
                                        =========       =========
Weighted average number of
  shares outstanding                      749,896         750,000
                                        =========       =========
See accompanying notes.

                            Portsmouth Square, Inc.
                           Statements of Cash Flows
                                 (Unaudited)

                                                 Three Months ended March 31
                                                       1997           1996
                                                  ------------   ------------
Operating activities
  Net income                                       $   233,122    $   178,431
  Adjustments to reconcile net income to net
   cash used in operating activities:
    Equity in net income of Justice Investors         (499,712)      (332,619)
    Decrease in accounts receivable                          -         18,000
    Decrease in other assets                             8,053              -
    Net increase in current liabilities                133,419         33,547
                                                    ----------     ----------
Net cash used in operating activities                 (125,118)      (102,641)
                                                    ----------     ----------

Investing activities
  Cash distribution from Justice Investors             387,961        313,740
  Purchases of investment securities                  (678,742)             -
  Proceeds from sale of investment securities          594,817              -
                                                    ----------     ----------
Net cash provided by investing activities              304,036        313,740
                                                    ----------     ----------

Financing activities
  Dividends paid                                      (187,500)      (300,000)
  Purchase of Portsmouth stock                         (46,377)             -
                                                    ----------     ----------
Net cash used in financing activities                 (233,877)      (300,000)
                                                    ----------     ----------
Net increase (decrease) in cash and cash
  equivalents                                           54,959        (88,901)
Cash and cash equivalents at the beginning
  of the year                                           21,225      1,206,138
                                                    ----------     ----------
Cash and cash equivalents at the end of the
  period                                           $    76,184    $ 1,117,237
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

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-K for the year ended December 31, 1996.

The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1997.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, (Earnings per Share) which will be required to be adopted on December 31, 1997. The impact of Statement 128 on the calculation of earnings per share for these quarters is not expected to be material.


2. Contingencies
   -------------
On May 30, 1996, the Company was served with a personal injury action in the San Francisco Superior Court. The suit, which was filed on March 26, 1996, names more than 60 defendants, including the managing general partner of Justice Investors, and alleges injuries suffered as a result of exposure to
asbestos-containing materials.   The Complaint seeks an unspecified amount of
damages, including recovery for loss of income and medical expenses. The Company is being defended through its insurance carrier under a reservation of rights. Due to the limited discovery taken to date, the Company is not in a position to evaluate the eventual outcome of the action or to estimate a potential range of loss, if any.

3. Related Party Transactions
   --------------------------

Certain costs and expenses, primarily salaries, rent and insurance, are allocated between the Company and its parent company, Santa Fe Financial Corporation ("Santa Fe") based on management's estimate of the utilization of resources.

During the quarter ended March 31, 1997, the Company made payments to The InterGroup Corporation ("InterGroup") in the amount of $20,423 for administrative costs and reimbursement of direct and indirect costs associated with the management of the Company's investments, including its partnership asset. The Company's funds are invested under the direction of its Chairman and President, John V. Winfield. Mr. Winfield is also President and Chairman of Santa Fe and Intergroup. Two of the Company's other Directors also serve as Directors of InterGroup.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including partnership distributions, general economic conditions of the hotel industry in the San Francisco area, securities markets, litigation and other factors, including those discussed below and in the Company's Form 10-K for the year ended December 31, 1996, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

The Company's principal sources of revenue continue to be derived from its 49.8% interest in the Justice Investors limited partnership and income received from the investment of its cash and securities assets. The partnership derives most of its income from its lease with Holiday Inns, Inc. ("Holiday") and from a lease with Evon Garage Corporation.

Three Months Ended March 31, 1997 Compared to Three Months
Ended March 31, 1996

Comparison of operating results for the three months ended March 31, 1997 to the three months ended March 31, 1996, shows that total revenues increased 45.7%, costs and expenses increased 123% and net income increased 30.7%.

The 45.7% increase in total revenues from $356,524 to $519,597 was primarily due to a 50.2% increase in partnership income. The increase in partnership income reflects a 47.9% increase in hotel rental income and a 5.6% increase in garage rental income. The increase in hotel rental income is attributable to both higher occupancy rates and an increase in the average daily room rate.

The increase in costs and expenses from $58,454 to $130,163 is attributable to several items. Legal and professional fees for the first quarter of 1997, reflect an increase in annual audit fees and include costs associated with the retention of a consultant to advise the Company on certain operational and partnership matters as part of the Company's more active role as a general partner in Justice Investors. The increase in general and administrative expenses from $47,329 to $76,094 reflects an adjustment in the Company's proportionate share of operating expenses with its parent, Santa Fe, and higher administrative costs and direct and indirect costs associated with the management of the Company's investments, including its partnership asset.

Effective April 28, 1997, Holiday merged with Bristol Hotel Company ("Bristol") of Dallas, Texas, a publicly held company listed on the New York Stock Exchange. Bristol has agreed to assume and perform all of Holiday's obligations under the lease with the partnership and will continue to operate the hotel as a Holiday Inn.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's cash flows are primarily generated by its investment in the Justice Investors limited partnership, which derives the majority of its income from a lease with Holiday and a lease with Evon Garage Corporation.
In addition to its monthly limited partnership distributions from Justice Investors, the Company also receives monthly management fees as a general partner. The Company also derives revenue from the investment of its cash and securities assets.

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

The Company has diversified its investment of its cash and securities assets in an effort to obtain an overall higher yield while seeking to minimize the associated increased degree of risk. The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's securities investments are classified as available-for-sale and unrealized gains and losses, net of deferred taxes, are included in shareholders' equity. As of March 31, 1997, the Company had a net unrealized gain on investments of $239 after tax, which consists of pre-tax unrealized gains of $55,020 and pre-tax unrealized losses of $54,621.

Realized investment gains and losses may fluctuate significantly from period to period in the future and could have a meaningful effect on the Company's net earnings. However, the amount of realized investment gain or loss for any given period may have no predictive value, and variations in amount from period to period may have no practical analytical value.

In December 1996, the Board of Directors authorized a limited buy-back program of the Company's common stock. The Company may, from time to time, in the discretion of management, purchase those shares depending on market conditions and other factors consistent with Company policy and as limited by state and federal law. In instituting the buy-back program, the Company reaffirmed its intention of continuing with its reporting requirements under the Exchange Act and the program is not intended to directly or indirectly cause the cessation of those requirements. As of March 31, 1997, the Company had repurchased 2,400 of its common shares in open market transactions.

At March 31, 1997, the Company's current assets were $1,215,059.  The
Company remains liquid with a current ratio of approximately 4.6 to 1 at the end of the first quarter of 1997. Management believes that its capital resources are currently adequate to meet its short- and long-term obligations.

PART II.     OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 6, 1997, at the Westgate Hotel in San Diego, California. At that meeting all of management's nominees, John V. Winfield, Jerold R. Babin, Janice Braly-Nelsen, Josef A. Grunwald and William J. Nance were elected Directors of Portsmouth to serve until the next Annual Meeting. The shareholders also voted to ratify the appointment of Ernst & Young LLP as the Company's independent auditor for the year ending December 31, 1997. A tabulation of the vote follows:

Proposal (1) - Directors:      Votes For   Against   Abstained
                               ---------   -------   ---------
  John V. Winfield              613,721         -      6,513

  Jerold R. Babin               615,791         -      4,443

  Janice Braly-Nelsen           613,921         -      6,513

  Josef A. Grunwald             613,721         -      6,513

  William J. Nance              613,721         -      6,513


Proposal (2) Accountants:
  Ernst & Young LLP             606,747       500     12,987


Item 5.  Other Information.

At a meeting of the Board of Directors held on May 6, 1997, after the Annual Meeting of Shareholders, the following persons were elected as officers of the Company: John V. Winfield, President and Chairman of the Board;
William J. Nance, Vice President and Secretary; and L. Scott Shields,
Treasurer.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibit 27 - the Financial Data Schedule is filed as an exhibit to this report.

         (b) Registrant did not file any reports on Form 8-K during the period covered by this report:



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTSMOUTH SQUARE, INC.
    (Registrant)

Date:    May 8, 1997

by /s/   John V. Winfield
-------------------------------------
         John V. Winfield, President
         and Chairman of the Board and
         Chief Executive Officer


Date:    May 8, 1997

by /s/   L. Scott Shields
-------------------------------------
         L. Scott Shields, Treasurer
         and Chief Financial Officer