Form 10QSB
period 1997-06-30
PORTSMOUTH SQUARE INC
filed 1997-08-14
CIK 79661

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                                FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 1997


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

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 744,690 shares of issuer's No Par Value Common Stock were outstanding as of August 8, 1997.

   Transitional Small Business Disclosure Format (check one): Yes    No X

                                     INDEX

                             PORTSMOUTH SQUARE, INC.

PART I. FINANCIAL INFORMATION                                  PAGE NO.
Item 1. Financial Statements

    Balance Sheet--June 30, 1997 (Unaudited)                      3

    Statements of Income (Unaudited)--Three Months
    ended June 30, 1997 and 1996 and for the Six Months
    ended June 30, 1997 and 1996                                  4

    Statements of Cash Flow (Unaudited)--Six Months
    ended June 30, 1997 and 1996                                  5

    Notes to Financial Statements--June 30, 1997                  6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                       7

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders       9

Item 6. Exhibits and Reports on Form 8-K                          9

SIGNATURES                                                       10

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             Portsmouth Square, Inc.
                                  Balance Sheet
                                   (Unaudited)

                                                    June 30
                                                      1997
                                                 -------------
Assets
Current assets:
  Cash and cash equivalents                        $   192,269
  Investment securities                              1,324,406
  Other investments                                    100,000
  Deferred income taxes                                 53,345
  Other current assets                                  20,720
                                                    ----------
Total current assets                                 1,690,740
                                                    ----------

Investment in Justice Investors                      1,274,193
Deferred income taxes                                    3,788
                                                    ----------
Total assets                                       $ 2,968,721
                                                    ==========

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable and accrued expenses            $    26,922
  Income taxes payable                                  33,901
  Amount owed to Santa Fe Financial Corp.               53,049
  Due securities broker                                479,135
  Deferred income taxes                                 46,393
                                                    ----------
Total current liabilities                              639,400
                                                    ----------
Commitments and contingencies

Shareholders' equity:
  Common stock, no par value:
    Authorized shares - 750,000
     Issued and outstanding shares - 744,690         2,092,300
   Additional paid - in capital                      1,137,646
   Unrealized gain on investment securities,
     net of deferred taxes                              69,191
   Accumulated deficit                                (969,816)
                                                    ----------
Total shareholders' equity                           2,329,321
                                                    ----------

Total liabilities and shareholders' equity         $ 2,968,721
                                                    ==========
See accompanying notes.

                             Portsmouth Square, Inc.
                              Statements of Income
                                  (Unaudited)

                                       Three Months ended June 30       Six Months ended June 30
                                          1997            1996             1997          1996
                                       ----------      ----------       ----------    ----------
Revenues:
  Equity in net income of Justice
    Investors                          $  611,273      $  340,929      $ 1,110,985    $  673,548
  Dividend and interest income             33,430          15,723           65,552        32,756
  Investment gain (loss)                  (60,535)              -          (78,772)            -
  Other income                              6,000           6,000           12,000        12,872
                                        ---------       ---------        ---------     ---------
                                          590,168         362,652        1,109,765       719,176
                                        ---------       ---------        ---------     ---------

Cost and expenses:
  General and administrative               90,422          65,023          166,516       112,352
  Professional and outside services        27,397          14,455           81,466        25,580
                                        ---------       ---------        ---------     ---------
                                          117,819          79,478          247,982       137,932
                                        ---------       ---------        ---------     ---------
Income before income taxes                472,349         283,174          861,783       581,244

Income taxes                              189,591         113,661          345,903       233,300
                                        ---------       ---------        ---------     ---------
Net income                             $  282,758      $  169,513       $  515,880    $  347,944
                                        =========       =========        =========     =========


Net income per share                   $     0.38      $     0.23       $     0.69    $     0.46
                                        =========       =========        =========     =========
Dividends per share                    $        -      $        -       $     0.25    $     0.40
                                        =========       =========        =========     =========
Weighted average number of
  shares outstanding                      748,328         750,000          748,328       750,000
                                        =========       =========        =========     =========
See accompanying notes.

                            Portsmouth Square, Inc.
                           Statements of Cash Flows
                                 (Unaudited)

                                                   Six Months ended June 30
                                                       1997           1996
                                                  ------------   ------------
Operating activities
  Net income                                       $   515,880    $   347,944
  Adjustments to reconcile net income to net
   cash used in operating activities:
    Equity in net income of Justice Investors       (1,110,985)      (673,548)
    Decrease deferred taxes & taxes payable            (44,239)             -
    Decrease in receivable, Justice Investors                -         18,000
    Increase in other current assets                      (185)             -
    Net increase (decrease) in current liabilities      25,322        (82,538)
    Increase in amount due securities broker           479,135              -
                                                    ----------     ----------
Net cash used in operating activities                 (135,072)      (390,142)
                                                    ----------     ----------

Investing activities
  Cash distribution from Justice Investors             806,281        627,480
  Purchases of investment securities                (1,120,576)      (204,500)
  Purchase of other investments                       (100,000)             -
  Proceeds from sale of investment securities        1,010,556              -
                                                    ----------     ----------
Net cash provided by investing activities              596,261        422,980
                                                    ----------     ----------

Financing activities
  Dividends paid                                      (187,500)      (300,000)
  Purchase of Portsmouth stock                        (102,645)             -
                                                    ----------     ----------
Net cash used in financing activities                 (290,145)      (300,000)
                                                    ----------     ----------
Net increase (decrease) in cash and cash
  equivalents                                          171,044       (267,162)
Cash and cash equivalents at the beginning
  of the year                                           21,225      1,206,138
                                                    ----------     ----------
Cash and cash equivalents at the end of the
  period                                           $   192,269    $   938,976
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

The results of operations for the six months ended June 30, 1997 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1997.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, (Earnings per Share) which will be required to be adopted on December 31, 1997. The impact of Statement 128 on the calculation of earnings per share for these quarters is not expected to be material.


2. Contingencies
   -------------
On May 30, 1996, the Company was served with a personal injury action in the San Francisco Superior Court. The suit, which was filed on March 26, 1996, names more than 60 defendants, including the managing general partner of Justice Investors, and alleges injuries suffered as a result of exposure to
asbestos-containing materials.   The Complaint seeks an unspecified amount of
damages, including recovery for loss of income and medical expenses. The Company is being defended through its insurance carrier under a reservation of rights. It is expected that a motion for summary judgment will be brought on behalf of the Company. Due to the limited discovery taken to date, the Company is not in a position to evaluate the eventual outcome of the action or to estimate a potential range of loss, if any.

3. Related Party Transactions
   --------------------------

Certain costs and expenses, primarily salaries, rent and insurance, are allocated between the Company and its parent company, Santa Fe Financial Corporation ("Santa Fe") based on management's estimate of the utilization of resources.

During the six months ended June 30, 1997, the Company made payments to The InterGroup Corporation ("InterGroup") in the amount of $41,899 for administrative costs and reimbursement of direct and indirect costs associated with the management of the Company's investments, including its partnership asset. The Company's funds are invested under the direction of its Chairman and President, John V. Winfield. Mr. Winfield is also President and Chairman of Santa Fe and Intergroup. Two of the Company's other Directors also serve as Directors of InterGroup.

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

Three Months Ended June 30, 1997 Compared to Three Months
Ended June 30, 1996

Comparison of operating results for the three months ended June 30, 1997 to the three months ended June 30, 1996, shows a net increase in total revenues of 62.7% and that costs and expenses increased 48.2% and net income increased 66.8%.

The 62.7% net increase in total revenues from $346,929 to $590,168 was primarily due to a 79.3% increase in partnership income from $340,929 to $611,273 and a 112.6% increase in dividend and interest income from $15,723 to $33,430. The increase in partnership income is primarily attributable to a 100.8% increase in hotel rental income as a result of both higher occupancy rates and an increase in the average daily room rate. The increase in dividend and interest income reflects management's efforts to diversify the Company's investments to provide for an overall higher yield. The realized loss on investments of $60,535 is tempered by pre-tax unrealized gains on investments of $177,685 and pre-tax unrealized losses in the amount of $62,101. The net unrealized gain on investments of $69,191, after tax, is included in shareholders' equity.

The 48.2% increase in costs and expenses from $79,478 to $117,819 reflects a 39.1% increase in general and administrative expenses and a 89.5% increase in professional and outside service fees. The increase in general and administrative expenses from $65,023 to $90,422 reflects an adjustment in the Company's proportionate share of operating expenses with its parent, Santa Fe, and higher administrative costs and direct and indirect costs associated with the management of the Company's investments, including its partnership asset. The increase in professional and outside service fees from $14,455 to $27,397 is primarily attributable to the retention of a consultant by the Company to advise it on certain operational and partnership matters as part of its more active role as a general partner in Justice Investors.

Effective April 28, 1997, Holiday merged with Bristol Hotel Company ("Bristol") of Dallas, Texas, a publicly held company listed on the New York Stock Exchange. Bristol has agreed to assume and perform all of Holiday's obligations under the lease with the partnership and will continue to operate the hotel as a Holiday Inn.


Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Comparison of the results of operations for the first six months of 1997 to the first six months of 1996 reveals a net increase in total revenues of 54.3% and that costs and expenses increased approximately 79.8%, and net income increased 48.3%

The 54.3% net increase in total revenues from $719,176 to $1,109,765 was primarily due to a 64.9% increase in partnership income from $673,548 to $1,110,985 and a 100.1% increase in dividend and interest income from $32,756 to $65,552. The increase in partnership income is primarily attributable to a 74.4% increase in hotel rental income as a result of both higher occupancy rates and an increase in the average daily room rate. The increase in dividend and interest income reflects management's efforts to diversify the Company's investments to provide for an overall higher yield. The realized loss on investments of $78,772 is tempered by pre-tax unrealized gains on investments of $177,685 and pre-tax unrealized losses in the amount of $62,101. The net unrealized gain on investments of $69,191, after tax, is included in shareholders' equity.

The 79.8% increase in costs and expenses from $137,932 to $247,982 reflects an increase in general and administrative expenses from $112,352 to $165,516 and an increase in professional and outside service fees from $25,580 to $81,466. The increase in general and administrative expenses reflects higher administrative costs and direct and indirect costs associated with the management of the Company's investments, including its partnership asset. The increase in professional and outside service fees is primarily attributable to the retention of a consultant by the Company's to advise it on certain operational and partnership matters as part of its more active role as a general partner in Justice Investors and higher annual audit fees.


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

As a result of increases in the amount of rental income from the hotel lease, the general partners of Justice Investors decided that there would be a special one-third increase in the monthly distribution to limited partners effective with the February 1997 distribution. As a result, Portsmouth's monthly distribution increased to $139,440 from $109,580. Although it is planned that the distribution at the higher level will continue for a period of 12 months, the increase was clearly identified as a special distribution and, at any time, unforeseen circumstances could dictate a change in the amount distributed. The general partners will conduct an annual review and analysis to determine an appropriate monthly distribution for the ensuing year. At that time, the monthly distribution could be decreased or increased.

The Company has diversified its investment of its cash and securities assets in an effort to obtain an overall higher yield while seeking to minimize the associated increased degree of risk. The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's securities investments are classified as available-for-sale and unrealized gains and losses, net of deferred taxes, are included in shareholders' equity. As of June 30, 1997, the Company had a net unrealized gain on investments of $69,191, after tax, which consists of pre-tax unrealized gains of $177,685 and pre-tax unrealized losses of $62,101.

Realized investment gains and losses may fluctuate significantly from period to period in the future and could have a meaningful effect on the Company's net earnings. However, the amount of realized investment gain or loss for any given period may have no predictive value, and variations in amount from period to period may have no practical analytical value.

In December 1996, the Board of Directors authorized a limited buy-back program of the Company's common stock. The Company may, from time to time, in the discretion of management, purchase those shares depending on market conditions and other factors consistent with Company policy and as limited by state and federal law. In instituting the buy-back program, the Company reaffirmed its intention of continuing with its reporting requirements under the Exchange Act and the program is not intended to directly or indirectly cause the cessation of those requirements. As of June 30, 1997, the Company had repurchased 5,310 of its common shares, primarily in open market transactions.

At June 30, 1997, the Company's current assets were $1,690,740.  The
Company remains liquid with a current ratio of approximately 2.6 to 1 at the end of the quarter. Management believes that its capital resources are currently adequate to meet its short- and long-term obligations.



PART II.     OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 6, 1997, at the Westgate Hotel in San Diego, California. At that meeting all of management's nominees, John V. Winfield, Jerold R. Babin, Janice Braly-Nelsen, Josef A. Grunwald and William J. Nance were elected Directors of Portsmouth to serve until the next Annual Meeting. The shareholders also voted to ratify the appointment of Ernst & Young LLP as the Company's independent auditor for the year ending December 31, 1997. A tabulation of the vote at that meeting was previously reported on Registrant's Form 10-QSB for the quarterly period ended March 31, 1997.


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

PORTSMOUTH SQUARE, INC.
    (Registrant)

Date:    August 13, 1997

by /s/   John V. Winfield
-------------------------------------
         John V. Winfield, President,
         Chairman of the Board and
         Chief Executive Officer


Date:    August 13, 1997

by /s/   L. Scott Shields
-------------------------------------
         L. Scott Shields, Treasurer
         and Chief Financial Officer