Form 10QSB
period 1997-09-30
PORTSMOUTH SQUARE INC
filed 1997-11-14
CIK 79661

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                                FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 1997


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

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 736,383 shares of issuer's No Par Value Common Stock were outstanding as of October 22, 1997.

   Transitional Small Business Disclosure Format (check one): Yes    No X

                                     INDEX

                             PORTSMOUTH SQUARE, INC.

PART I. FINANCIAL INFORMATION                                  PAGE NO.
Item 1. Financial Statements

    Balance Sheet--September 30, 1997 (Unaudited)                 3

    Statements of Income (Unaudited)--Three Months
    ended September 30, 1997 and 1996 and for the
    Nine Months ended September 30, 1997 and 1996                 4

    Statements of Cash Flow (Unaudited)--Nine Months
    ended September 30, 1997 and 1996                             5

    Notes to Financial Statements--September 30, 1997             6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                       8

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                         11

SIGNATURES                                                       11

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             Portsmouth Square, Inc.
                                  Balance Sheet
                                   (Unaudited)

                                                 September 30
                                                      1997
                                                 -------------
Assets
Current assets:
  Cash and cash equivalents                        $   400,210
  Investment securities                              1,721,337
  Other investments                                    250,203
  Deferred income taxes                                 53,345
  Other current assets                                  11,832
                                                    ----------
Total current assets                                 2,436,927
                                                    ----------

Investment in Justice Investors                      1,610,906
Deferred income taxes                                    3,788
                                                    ----------
Total assets                                       $ 4,051,621
                                                    ==========

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable and accrued expenses            $    15,620
  Income taxes payable                                  79,860
  Amount owed to Santa Fe Financial Corp.               49,728
  Due securities broker                              1,196,411
  Deferred income taxes                                136,308
                                                    ----------
Total current liabilities                            1,477,927
                                                    ----------
Commitments and contingencies

Shareholders' equity:
  Common stock, no par value:
    Authorized shares - 750,000
    Issued and outstanding shares - 737,583          2,092,300
   Additional paid - in capital                      1,052,353
   Unrealized gain on investment securities,
     net of deferred taxes                             203,290
   Accumulated deficit                                (774,249)
                                                    ----------
Total shareholders' equity                           2,573,694
                                                    ----------

Total liabilities and shareholders' equity         $ 4,051,621
                                                    ==========
See accompanying notes.

                                    Portsmouth Square, Inc.
                                     Statements of Income
                                          (Unaudited)

                                          Three Months ended               Nine Months ended
                                             September 30                     September 30
                                          1997            1996             1997          1996
                                       ----------      ----------       ----------    ----------
Revenues:
  Equity in net income of Justice
    Investors                          $  755,033      $  630,553      $ 1,866,018   $ 1,304,101
  Dividend and interest income             29,611          24,516           95,163        57,272
  Investment gain (loss)                  (51,572)              -         (130,344)            -
  Other income                              6,000           6,000           18,000        18,872
                                        ---------       ---------        ---------     ---------
                                          739,072         661,069        1,848,837     1,380,245
                                        ---------       ---------        ---------     ---------

Cost and expenses:
  General and administrative               76,825          41,238          243,341       153,590
  Professional and outside services        24,549          16,398          106,015        41,978
                                        ---------       ---------        ---------     ---------
                                          101,374          57,636          349,356       195,568
                                        ---------       ---------        ---------     ---------
Income before income taxes                637,698         603,433        1,499,481     1,184,677

Income taxes                              255,959         242,205          601,862       475,505
                                        ---------       ---------        ---------     ---------
Net income                             $  381,739      $  361,228       $  897,619    $  709,172
                                        =========       =========        =========     =========


Net income per share                   $     0.51      $     0.48       $     1.20    $     0.95
                                        =========       =========        =========     =========
Dividends per share                    $      .25      $     0.25       $     0.50    $     0.65
                                        =========       =========        =========     =========
Weighted average number of
  shares outstanding                      743,423         750,000          746,694       750,000
                                        =========       =========        =========     =========
See accompanying notes.

                            Portsmouth Square, Inc.
                           Statements of Cash Flows
                                 (Unaudited)

                                                       Nine Months ended
                                                          September 30
                                                       1997           1996
                                                  ------------   ------------
Operating activities
  Net income                                       $   897,619    $   709,172
  Adjustments to reconcile net income to net
   cash used in operating activities:
    Equity in net income of Justice Investors       (1,866,018)    (1,304,101)
    Increase deferred taxes & taxes payable              1,720              -
    Decrease in receivable, Justice Investors                -         18,000
    Decrease in other current assets                     8,703              -
    Net decrease in current liabilities                 10,699         51,790
                                                    ----------     ----------
Net cash used in operating activities                 (947,277)      (525,139)
                                                    ----------     ----------

Investing activities
  Cash distribution from Justice Investors           1,224,601        941,220
  Purchases of investment securities                (1,782,051)      (928,574)
  Purchase of other investments                       (190,203)             -
  Proceeds from sale of investment securities        1,439,115              -
                                                    ----------     ----------
Net cash provided by investing activities              691,462         12,646
                                                    ----------     ----------

Financing activities
  Increase in amount due securities broker           1,196,411              -
  Dividends paid                                      (373,673)      (487,500)
  Purchase of Portsmouth stock                        (187,938)             -
                                                    ----------     ----------
Net cash provided by (used in)
   financing activities                                634,800       (487,500)
                                                    ----------     ----------
Net increase (decrease) in cash and cash
  equivalents                                          378,985       (999,993)
Cash and cash equivalents at the beginning
  of the year                                           21,225      1,206,138
                                                    ----------     ----------
Cash and cash equivalents at the end of the
  period                                           $   400,210    $   206,145
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

The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1997.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, (Earnings per Share) which will be required to be adopted on December 31, 1997. The impact of Statement 128 on the calculation of earnings per share for these quarters is not expected to be material.


2.  Investment in Justice Investors
    -------------------------------

The Company's principal sources of revenue continue to be derived from its 49.8% interest in the Justice Investors limited partnership which owns and leases a Holiday Inn in San Francisco, California. The Company also serves as one of the two general partners of Justice Investors. Portsmouth records its investment on the equity basis.

Condensed financial statements for Justice Investors are as follows:



                           JUSTICE INVESTORS
                        CONDENSED BALANCE SHEET

                                                   September 30, 1997
                                                   ------------------
Assets
Total current assets                                   $1,325,082
Property, plant and equipment, net of
  accumulated depreciation of $10,496,135               6,068,037
Loan fees and deferred lease costs,
  net of accumulated amortization of $77,980              232,433
                                                        ---------
                                                       $7,625,552
                                                        =========

Liabilities and partners' capital
Total current liabilities                              $   72,171
Long-term debt                                          3,221,334
Partners' capital                                       4,332,047
Total liabilities and                                   ---------
  partners capital                                     $7,625,552
                                                        =========


                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS


                              Three Months ended          Nine Months ended
                                 September 30                September 30
                             1997          1996           1997         1996
                           ---------     ---------      ---------    ---------
Revenues                  $1,780,605     $1,495,360    $4,543,178   $3,290,129
Costs and expenses           264,475        229,189       805,192      671,452
                           ---------      ---------     ---------    ---------
Net income                $1,516,130     $1,266,171    $3,737,986   $2,618,677
                           =========      =========     =========    =========



3. Contingencies
   -------------
On May 30, 1996, the Company was served with a personal injury action in the San Francisco Superior Court. The suit, which was filed on March 26, 1996, names more than 60 defendants, including the managing general partner of Justice Investors, and alleges injuries suffered as a result of exposure to
asbestos-containing materials.   The Complaint seeks an unspecified amount of
damages, including recovery for loss of income and medical expenses. The Company is being defended through its insurance carrier under a reservation of rights. On September 16, 1997, an order granting a motion for summary judgment was entered in favor of the Company. At this time it is not known whether plaintiff will seek appellate or other review of that order.


4. Related Party Transactions
   --------------------------

Certain costs and expenses, primarily salaries, rent and insurance, are allocated between the Company and its parent company, Santa Fe Financial Corporation ("Santa Fe") based on management's estimate of the utilization of resources. During the nine months ended September 30, 1997, the Company also made payments to The InterGroup Corporation ("InterGroup") in the amount of $41,899 for administrative costs and reimbursement of direct and indirect costs associated with the management of the Company's investments, including its partnership asset.

The Company's President and Chief Executive Officer, John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer of Santa Fe and InterGroup and directs the investment activity of those companies. Depending on certain market conditions and various risk factors, the Chief Executive Officer, his family, Santa Fe and InterGroup may, at times, invest in the same companies in which the Company has invested. The Company encourages such investments because it places personal resources of the Chief Executive Officer and his family members, and the resources of Santa Fe and InterGroup, at risk in connection with investment decisions made on behalf of the Company. Three of the Company's Directors serve as directors of InterGroup and three of the Company's Directors serve on the Board of Santa Fe.


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

RESULTS OF OPERATIONS

The Company's principal sources of revenue continue to be derived from its 49.8% interest in the Justice Investors limited partnership and income received from the investment of its cash and securities assets. The partnership derives most of its income from a lease with Holiday Inns, Inc., which has been assumed by Bristol Hotel Company ("Bristol") and from a lease with Evon Garage Corporation.

Three Months Ended September 30, 1997 Compared to Three Months
Ended September 30, 1996

Comparison of operating results for the three months ended September 30, 1997 to the three months ended September 30, 1996, shows a net increase in total revenues of 11.8% and that costs and expenses increased 75.9% and net income increased 5.7%.

The 11.8% net increase in total revenues from $661,069 to $739,072 was primarily due to a 19.7% increase in partnership income from $630,553 to $755,033 and a 20.8% increase in dividend and interest income from $24,516 to $29,611. The increase in partnership income is primarily attributable to a 21.6% increase in hotel rental income as a result of both higher occupancy rates and an increase in the average daily room rate. The increase in dividend and interest income reflects management's efforts to diversify the Company's investments to provide for an overall higher yield. The realized loss on investments of $51,572 should be considered in the context that the Company had pre-tax unrealized gains on investments of $390,881 and pre-tax unrealized losses in the amount of $51,283 as of September 30, 1997. The net unrealized gain on investments of $203,290 after tax, is included in shareholders' equity.

The 75.9% increase in costs and expenses from $57,636 to $101,374 reflects an increase in general and administrative expenses from $41,238 to $76,825 and an increase in professional and outside service fees from $16,398 to $24,549.

The increase in general and administrative expenses reflects adjustments in the Company's proportionate share of operating expenses with its parent, Santa Fe, and higher administrative costs and direct and indirect costs associated with the management of the Company's investments, including its partnership asset. The increase in professional and outside service fees is primarily attributable to the retention of a consultant by the Company to advise it on certain operational and partnership matters as part of its more active role as a general partner in Justice Investors.

Effective April 28, 1997, Holiday Inns, Inc. merged with Bristol of Dallas, Texas, a publicly held company listed on the New York Stock Exchange. Bristol has agreed to assume and perform all of Holiday's obligations under the lease with the partnership and will continue to operate the hotel as a Holiday Inn or one of Holiday's related brands. The partnership and Bristol have made substantial improvements to the hotel property and further improvements are expected to be made in the future in an effort to achieve Select or Crowne Plaza status.


Nine Months Ended September 30, 1997 Compared to Nine Months
Ended September 30, 1996

Comparison of the results of operations for the first nine months of 1997 to the first nine months of 1996 reveals a net increase in total revenues of 33.9% and that costs and expenses increased approximately 78.6%, and net income increased 26.6%

The 33.9% net increase in total revenues from $1,380,245 to $1,848,837 was primarily due to a 43.1% increase in partnership income from $1,304,101 to $1,866,018 and a 66.2% increase in dividend and interest income from $57,272 to $95,163. The increase in partnership income is primarily attributable to a 48.7% increase in hotel rental income as a result of both higher occupancy rates and an increase in the average daily room rate. The increase in dividend and interest income reflects management's efforts to diversify the Company's investments to provide for an overall higher yield. The realized loss on investments of $130,344 should be considered in the context that the Company had pre-tax unrealized gains on investments of $390,881 and pre-tax unrealized losses in the amount of $51,283 as of September 30, 1997. The net unrealized gain on investments of $203,290 after tax, is included in shareholders' equity.

The 78.6% increase in costs and expenses from $195,568 to $349,356 reflects an increase in general and administrative expenses from $153,590 to $243,341 and an increase in professional and outside service fees from $41,978 to $106,015. The increase in general and administrative expenses reflects adjustments in the Company's proportionate share of operating expenses with its parent, Santa Fe, and higher administrative costs and direct and indirect costs associated with the management of the Company's investments, including its partnership asset. The increase in professional and outside service fees is primarily attributable to the retention of a consultant by the Company to advise it on certain operational and partnership matters as part of its more active role as a general partner in Justice Investors and higher annual audit fees.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's cash flows are primarily generated by its investment in the Justice Investors limited partnership, which derives the majority of its income from its lease with Bristol and a lease with Evon Garage Corporation. In addition to its monthly limited partnership distributions from Justice Investors, the Company also receives monthly management fees as a general partner. The Company also derives revenue from the investment of its cash and securities assets.

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

The Company has diversified its investment of its cash and securities assets in an effort to obtain an overall higher yield while seeking to minimize the associated increased degree of risk. The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's securities investments are classified as available-for-sale and unrealized gains and losses, net of deferred taxes, are included in shareholders' equity. As of September 30, 1997, the Company had a net unrealized gain on investments of $203,290 after tax, which consists of pre-tax unrealized gains of $390,881 and pre-tax unrealized losses of $51,283.

Realized investment gains and losses may fluctuate significantly from period to period in the future and could have a meaningful effect on the Company's net earnings. However, the amount of realized investment gain or loss for any given period may have no predictive value, and variations in amount from period to period may have no practical analytical value.

In December 1996, the Board of Directors authorized a limited buy-back program of the Company's common stock. The Company may, from time to time, in the discretion of management, purchase those shares depending on market conditions and other factors consistent with Company policy and as limited by state and federal law. In instituting the buy-back program, the Company reaffirmed its intention of continuing with its reporting requirements under the Exchange Act and the program is not intended to directly or indirectly cause the cessation of those requirements. As of September 30, 1997, the Company had repurchased 12,417 of its common shares, primarily in open market transactions. On October 28, 1997, the Board of Directors elected to terminate the limited buy-back program to preserve the Company's capital as it considers other investment options.

At September 30, 1997, the Company's current assets were $2,436,927. The Company remains liquid with a current ratio of approximately 1.6 to 1 at the end of the quarter. Management believes that its capital resources are currently adequate to meet its short- and long-term obligations.

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

Date:    October 30, 1997

by /s/   John V. Winfield
-------------------------------------
         John V. Winfield, President,
         Chairman of the Board and
         Chief Executive Officer


Date:    October 30, 1997

by /s/   L. Scott Shields
-------------------------------------
         L. Scott Shields, Treasurer
         and Chief Financial Officer