Form 10KSB
period 1997-12-31
PORTSMOUTH SQUARE INC
filed 1998-03-31
CIK 79661

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                        ----------------------


                               FORM 10-KSB

    [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended December 31, 1997 or

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from ____ to ____

    Commission file number 0-4057

                           PORTSMOUTH SQUARE, INC.
                       ------------------------------
                (Name of Small Business Issuer in Its Charter)

           California                                     94-1674111
  ------------------------------                     ---------------------
 (State or Other Jurisdiction of                          (IRS Employer
   Incorporation or Organization)                       Identification No.)

  2251 San Diego Avenue, Suite A-151
  San Diego, California                                  92110-2926
  ----------------------------------                 ---------------------
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

     Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year were $2,585,792.

     The aggregate market value of the common equity held by non-affiliates of issuer computed by reference to the price at which the stock sold on March 11, 1998 was $4,612,073.

    The number of shares outstanding of issuers No Par Value Common Stock, as of March 13, 1998, was 734,183.

                  DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference: Proxy Statement for Annual Meeting of Shareholders to be held May 5, 1998 which is incorporated by reference into Part III, Items 9 through 12. The Company's definitive Proxy Statement will be filed within one hundred twenty (120) days of the end of the fiscal year covered by this Form 10-KSB pursuant to Regulation 14A.



                            TABLE OF CONTENTS

PART I                                                             PAGE

    Item  1.  Description of Business.                               3

    Item  2.  Description of Property.                               4

    Item  3.  Legal Proceedings.                                     5

    Item  4.  Submission of Matters to a Vote of Security Holders.   6

PART II

    Item  5.  Market For Common Equity and Related                   6
              Stockholder Matters.

    Item  6.  Management's Discussion and Analysis of Financial      7
              Condition and Results of Operations.

    Item  7.  Financial Statements and Supplementary Data.           9

    Item  8.  Changes in and Disagreements With Accountants on       20
              Accounting and Financial Disclosure.

PART III

    Item  9.  Directors, Executive Officers, Promoters and           21
              Control Persons; Compliance With Section 16(a) of The Exchange Act.

    Item 10.  Executive Compensation.                                21

    Item 11.  Security Ownership of Certain Beneficial Owners and    21
              Management.

    Item 12.  Certain Relationships and Related Party Transactions.  21

    Item 13.  Exhibits, Financial Statement Schedules, and           21
              Reports on Form 8-K.

SIGNATURES                                                           30

                              PART I

Item 1.  Description of Business.

         (a) Business Development
             --------------------
Portsmouth Square, Inc. ("Portsmouth" or the "Company") is a California corporation, incorporated on July 6, 1967, to purchase a substantial interest in the limited partnership known as Justice Investors. Justice Investors was formed to purchase certain real property in San Francisco, California and to construct a hotel thereon.

Portsmouth has a 49.8% limited partnership interest in Justice Investors and also serves as one of the two general partners. The other general partner, Evon Garage Corporation ("Evon"), acts as the managing general partner. There are approximately 91 limited partners in Justice Investors.


         (b) Business of Issuer
             ------------------
The Company's principal business is conducted through its general and limited partnership interest in Justice Investors. Justice Investors owns the land improvements and leaseholds at 750 Kearny Street, San Francisco, California commonly known as the Holiday Inn Financial District/Chinatown. The most significant income source is a lease between the partnership and Holiday Inns, Inc., ("Holiday"). Effective April 28, 1997, Holiday merged with Bristol Hotel Company ("Bristol"), of Dallas, Texas, a publicly held company listed on the New York Stock Exchange. Bristol has agreed to assume and perform all of Holiday's obligations under the lease with the partnership and will continue to operate the hotel as a Holiday Inn. In addition, the partnership derives income from its lease of the garage portion of the hotel to Evon. The Company also derives income from the investment of its cash and securities assets. As a general partner, Portsmouth has become more active in monitoring the operations of the hotel and the parking garage as part of its effort to improve revenues.

Most of the Company's funds are invested under the direction of the Company's Chairman and President. The Company has invested in income-producing instruments, equity and debt securities and will consider other investments if such an investment will offer growth or profit potential. Although most of the Company's marketable securities investments are in New York and American Stock Exchange listed companies, the overall investment portfolio and some of the Company's investment strategies could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. The Company may realize gains and losses in its overall investment portfolio from time to time to take advantage of market conditions and/or manage the portfolio's resources and the Company's tax liability. The Company may also assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management.

COMPETITION

The hotel enjoys a favorable year-round occupancy rate and is part of Holiday's worldwide reservation system. It was designed to Holiday's specifications to serve both business persons and tourists and caters to both individuals and tour groups. It also handles conference and meeting business, having meeting and dining facilities for groups of up to 400 people. Management believes that the hotel and garage are in a competitive position in their respective markets; however, some competitors may have better financial resources and newer facilities. The Company intends, where appropriate, to continue in its efforts as a general partner to find ways to improve the physical condition of the hotel and garage properties to remain competitive.

EMPLOYEES

As of December 31, 1997, the Company had three full-time employees and two part-time employees. The employees are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.


Item 2.  Description of Property.

PROPERTIES

The San Francisco, California hotel property owned by Justice Investors is located near the Financial District, one block from the Transamerica Pyramid. Embarcadero Center is within walking distance. Chinatown is directly across the bridge that runs from the hotel to Portsmouth Square Park. The hotel is a 31-storied, steel and concrete, A-frame building which contains 566 guest rooms situated on 22 floors. One floor houses the Chinese Culture Center pursuant to a long-term, nominal-rent lease, and three floors are devoted to a registration desk, lobby shops, dining room, coffee shop, hotel support facilities, a fitness center, a guest business center, meeting and banquet rooms and offices. Other features of the Holiday Inn include a rooftop swimming pool, 5-storied underground garage and pedestrian bridge across Kearny Street connecting the hotel and the Chinese Culture Center with Portsmouth Square Park in Chinatown. The bridge, built and owned by the partnership, is included in the lease to the Chinese Culture Center.

The property is subject to a first deed of trust securing a loan from Wells Fargo Bank. As of December 31, 1997, the principal balance on the note was $2,624,127. The loan provides for a maximum borrowing of $7.05 million and has the characteristics of a line of credit with certain declining maximum borrowings available at the end of each year. The major portion of the debt is carried at LIBOR plus 2% and there is a monthly adjustment to that rate. The remainder of the debt is carried at the prime rate and also adjusted monthly.

On March 15, 1995, Holiday entered into an amended and restated lease with Justice Investors with an effective date of January 1, 1995. The initial term of the new lease is for a 10-year term expiring on December 31, 2004. The tenant also has an option to renew the lease for one additional term of five years which would extend the lease to December 31, 2009. The lease requires the lessee to pay an annual rent of the greater of twenty percent (20%) of gross room revenues or $2,500,000 plus fifty percent (50%) of total revenues from the demised premises less operating expenses, base rent and capital requirements.

The lease also required Holiday and Justice Investors to make substantial capital improvements and renovations to the hotel property. A rehabilitation budget of more than $8 million was set forth in the new lease agreement, of which the partnership was responsible for $2 million and the lessee was responsible for the remainder. As of December 31, 1997, the partnership had paid all of its $2 million commitment. Rehabilitation and renovation of the guest rooms, hallways, elevators and safety systems was substantially completed during 1997. It is anticipated that renovation of the lobby and other public areas will commence by the end of 1998 and further improvements are expected to be made in the future in an effort to achieve Select or Crowne Plaza status.

The hotel property is now managed by Bristol which, under the terms of the lease, is responsible for all maintenance and repairs to the property, certain capital improvements, taxes and insurance. In the opinion of management the property is adequately covered by insurance.

The garage lease between the partnership and Evon provides for a monthly rental of sixty percent (60%) of gross parking revenues with a minimum rent of $21,750 per month. That lease expires in November 2010. The lessee is responsible for insurance, repairs and maintenance, utilities and all taxes
assessed against the improvements to the leased premises.   The garage is
operated by Ampco Parking pursuant to a sublease agreement with Evon.

INVESTMENT POLICIES

The most significant real estate investment of the Company has been through its investment in Justice Investors. The Company will continue to explore ways to increase the value of that investment and to improve operations of the underlying asset.

The Company may also look for new real estate investment opportunities in hotels, apartments, office buildings and shopping centers. The acquisition of any new real estate investments will depend on the Company's ability to find suitable investment opportunities and the availability of sufficient financing to acquire such investments. To help fund any such acquisition, the Company would plan to borrow funds to leverage its investment capital. The amount of this mortgage debt will depend on a number of factors including, but not limited to, the availability of financing and the sufficiency of the project's projected cash flows to support the operations and debt service.

The Company has also invested in securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain. The Company recently revised its securities investment policy guidelines to limit the percentage that may be invested in any one investment to approximately 10% of equity of the Company's investment portfolio. The Company will invest in securities priced above $5.00 a share of companies listed on the New York and American Stock Exchanges and the Nasdaq National Stock Market.


Item 3.  LEGAL PROCEEDINGS

On May 30, 1996, Portsmouth was served with a personal injury action entitled Taylor v. Raybestos-Manhattan, et al., San Francisco Superior Court Case No. 977148. The suit, which was filed on March 26, 1996, names more than 60 defendants, including Evon Garage Corporation, and alleges injuries suffered as a result of exposure to asbestos-containing materials. Portsmouth and Evon Garage Corporation are named among the "premises defendants" as opposed to the "manufacturing/distributing defendants." The Complaint seeks an unspecified amount of damages including recovery for loss of income and medical expenses. Portsmouth is being defended through its insurance carrier under a reservation of rights. On September 16, 1997, the trial court granted the Company's motion for summary judgment; however, a final judgment has not been entered to date.

Item 4.  Submission of Matters to a Vote of Shareholders.

No matters were submitted to a vote of shareholders during the fourth quarter of Registrant's fiscal year ended December 31, 1997.



                             PART II

Item 5.  Market Common Equity and Related Stockholder Matters

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

      1997                                    High         Low
      ----                                    ----         ---
First Quarter (1/1 to 3/31)                  $ 19.25      $ 17.88
Second Quarter (4/1 to 6/30)                 $ 20.38      $ 19.25
Third Quarter (7/1 to 9/30)                  $ 21.00      $ 20.38
Fourth Quarter (10/1 to 12/31)               $ 21.50      $ 21.00

     1996
     ----
First Quarter (1/1 to 3/31)                  $ 17.50      $ 16.63
Second Quarter (4/1 to 6/30)                 $ 18.00      $ 17.50
Third Quarter (7/1 to 9/30)                  $ 16.13      $ 17.88
Fourth Quarter (10/1 to 12/31)               $ 18.00      $ 16.75

Such over-the-counter market quotations reflect inter-dealer prices and do not include retail markup, markdown or commission and may not necessarily represent actual transactions.

         (b) Holders
             -------
           As of March 13, 1998, there were 336 record holders of the common stock of Portsmouth with 734,183 share issued and outstanding.

         (c) Dividends
             ---------
           On January 13, 1982, the Board of Directors established a regular semi-annual dividend of $.25 per share payable on March 1 and September 1 to shareholders of record February 1 and August 1, respectively. These regular semi-annual dividends have been declared and paid at the established intervals since September 1, 1982. In addition, the Company paid a special dividend in the amount of $.15 per share on March 1, 1996 to shareholders of record as of February 1, 1996.

Item 6. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including partnership distributions, general economic conditions of the hotel industry in the San Francisco area, securities markets, litigation and other factors, including natural disasters and those discussed below, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Comparison of operating results for the year ended December 31, 1997 to the year ended December 31, 1996 shows that net income increased 26.5%, resulting from a net increase in total revenues of 31.9%, partially offset by a 69.3% increase in costs and expenses.

The 31.9% net increase in total revenues from $1,960,718 to $2,585,792 was primarily due to a 37.7% increase in partnership income from Justice Investors from $1,860,190 to $2,560,805 and a 42.3% increase in dividend and interest income from $81,252 to $115,586. The increase in partnership income is primarily attributable to a 37% increase in hotel rental income as a result of both higher occupancy rates and an increase in the average daily room rate. The increase in dividend and interest income reflects management's efforts to diversify the Company's investments to provide for an overall higher yield. The realized loss on investments of $119,100 should be considered in the context that the Company had pre-tax unrealized gains on investments of $313,611 and pre-tax unrealized losses in the amount of $152,448 as of December 31, 1997. The net unrealized gain on investments of $96,476 after tax, is included in shareholders' equity.

The 69.3% increase in costs and expenses from $285,911 to $483,962 reflects an increase in general and administrative expenses from $220,185 to $322,474, an increase in professional and outside service fees from $65,726 to $128,678 and margin interest expenses of $32,810.

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


LIQUIDITY AND SOURCES OF CAPITAL

The Company's cash flows are primarily generated by its investment in the Justice Investors limited partnership, which derives the majority of its income from its lease with Bristol and a lease with Evon. In addition to its monthly limited partnership distributions from Justice Investors, the Company also receives monthly management fees as a general partner. The Company also derives revenue from the investment of its cash and securities assets.

As a result of increases in the amount of rental income from the hotel lease, the general partners of Justice Investors decided that there would be a special one-third increase in the monthly distribution to limited partners effective with the February 1997 distribution. As a result, Portsmouth's monthly distribution increased to $139,440 from $109,580. In February 1998, the general partners decided to continue monthly distributions at the higher monthly rate for another year. The increases in monthly distributions were clearly identified as special distributions and, at any time, unforeseen circumstances could dictate a change in the amount distributed. The general partners will continue to conduct an annual review and analysis to determine an appropriate monthly distribution for the ensuing year. At that time, the monthly distribution could be decreased or increased. In addition, Portsmouth received $557,760 as its share of a special distribution paid to the limited partners on December 10, 1997. That additional distribution was also clearly identified as special, and the limited partners were informed that there was no guarantee that such a distribution would continue, especially if the partnership was to participate financially in the future upgrading of the public areas of the hotel.

The Company has diversified its investment of its cash and securities assets in an effort to obtain an overall higher yield while seeking to minimize the associated increased degree of risk. The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's securities investments are classified as available-for-sale and unrealized gains and losses, net of deferred taxes, are included in shareholders' equity. As of December 31, 1997, the Company had a net unrealized gain on investments of $96,476 after tax, which consists of pre-tax unrealized gains of 313,611 and pre-tax unrealized losses of $152,448.

Realized investment gains and losses may fluctuate significantly from period to period in the future and could have a meaningful effect on the Company's net earnings. However, the amount of realized investment gain or loss for any given period may have no predictive value, and variations in amount from period to period may have no practical analytical value.

In December 1996, the Board of Directors authorized a limited buy-back program
of the Company's common stock.   In instituting the buy-back program, the
Company reaffirmed its intention of continuing with its reporting requirements under the Exchange Act and the program is not intended to directly or indirectly cause the cessation of those requirements. As of December 31, 1997, the Company had repurchased 15,817 of its common shares, primarily in open market transactions at an aggregate cost of $324,615. On October 28, 1997, the Board of Directors elected to terminate the limited buy-back program to preserve the Company's capital as it considers other investment options.

At December 31, 1997, the Company's current assets were $2,037,797. The Company remains liquid with a current ratio of approximately 2.5 to 1 at the end of the year. Management believes that its capital resources are currently adequate to meet its short- and long-term obligations.

IMPACT OF INFLATION

Since the Company's primary source of revenue is its partnership investment in Justice Investors, the impact of inflation on Portsmouth should be viewed at the partnership level. As discussed above, partnership income is primarily dependent on lease revenues from Bristol. Hotel room rates are typically impacted by supply and demand factors, not inflation, since rental of a hotel room is usually for a limited number of nights. Room rates can be, and usually are, adjusted to account for inflationary cost increases. To the extent that Bristol is able to adjust room rates, there should be minimal impact on partnership revenues due to inflation. Partnership revenues are also subject to interest rate risks which may be influenced by inflation. For the two most recent fiscal years, the impact of inflation on the Company's income is not viewed by management as material.


Item 7. Financial Statements

INDEX TO FINANCIAL STATEMENTS                                    PAGE

Report of Independent Accountants                                 10
Balance Sheet - December 31, 1997                                 11
Statements of Income - Years Ended                                12
  December 31, 1997 and 1996
Statements of Shareholders' Equity                                13
Statements of Cash Flows - Years Ended                            14
  December 31, 1997 and 1996
Notes to the Financial Statements                                 15

                      Report of Independent Accountants



March 25, 1998



To the Board of Directors and Shareholders of Portsmouth Square, Inc.

In our opinion, the accompanying balance sheet and the related statements of income, of cash flows, and changes in shareholders' equity present fairly, in all material respects, the financial position of Portsmouth Square, Inc. at December 31, 1997, and the results of its operations and their cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of Portsmouth Square, Inc. for the year ended December 31, 1996 were audited by other independent accountants whose report dated February 21, 1997 expressed an unqualified opinion on those statements.


/s/ Price Waterhouse LLP


PORTSMOUTH SQUARE, INC.

Balance Sheet
------------------------------------------------------------------------------

                                                         December 31, 1997
                                                         -----------------
Assets

  Cash and cash equivalents                                 $    56,348
  Investment in marketable securities                         1,877,532
  Investment in Justice Investors                             1,334,114
  Other investments                                              87,500
  Note receivable                                                60,000
  Other assets                                                  155,844
                                                             ----------
    Total assets                                            $ 3,571,338
                                                             ==========



Liabilities and Shareholders' Equity

Liabilities
  Due to securities broker                                  $   664,211
  Accounts payable and accrued expenses                          40,489
  Due to Santa Fe Financial Corporation                          17,503
  Other liabilities                                             145,916
                                                             ----------
    Total liabilities                                           868,119
                                                             ----------

Commitments and contingencies

Shareholders' equity
  Common stock, no par value:
    Authorized shares - 750,000
    Issued and outstanding shares - 734,183                  2,092,300
  Additional paid-in-capital                                   915,676
  Unrealized gain on investment securities,
    net of deferred taxes                                       96,476
  Accumulated deficit                                         (401,233)
                                                            ----------
    Total shareholders equity                                2,703,219
                                                            ----------

    Total liabilities and shareholders' equity             $ 3,571,338
                                                             =========

See accompanying notes to financial statements.



PORTSMOUTH SQUARE, INC.

Statements of Income
------------------------------------------------------------------------------


                                                           Years ended
                                                           December 31,
                                                      1997            1996
                                                  -----------     -----------
Revenues
  Equity in net income of Justice Investors       $ 2,560,805     $ 1,860,190
  Dividend and interest income                        115,586          81,252
  Net investment losses                              (119,100)         (5,596)
  Other income                                         28,501          24,872
                                                    ---------       ---------
                                                    2,585,792       1,960,718
                                                    ---------       ---------

Costs and expenses
  General and administrative                          322,474         220,185
  Professional and outside services                   128,678          65,726
  Margin interest expense                              32,810               -
                                                    ---------       ---------
                                                      483,962         285,911
                                                    ---------       ---------
Income before income taxes                          2,101,830       1,674,807

Income taxes                                          831,193         670,694
                                                    ---------       ---------
Net income                                        $ 1,270,637     $ 1,004,113
                                                    =========       =========

  Basic earnings per share                        $      1.71     $      1.34
                                                    =========       =========

  Weighted average number of shares outstanding       744,027         750,000
                                                    =========       =========


See accompanying notes to financial statements


PORTSMOUTH SQUARE, INC.

Statement of Shareholders' Equity
------------------------------------------------------------------------------

                       Common Stock                       Unrealized
                   ---------------------   Additional      gain on
                    Shares                   paid-in      marketable     Accumulated
                  outstanding   Amount       capital      securities       deficit       Total
                  -----------  ---------    ----------   -----------     -----------   ----------
Balance at
 December 31, 1995  750,000   $2,092,300    $1,240,291    $       -     $(1,814,809)   $1,517,782

Net income                                                                1,004,113     1,004,113

Dividends paid                                                             (487,500)     (487,500)

Increase in
 unrealized gain
 on marketable
 securities, net
 of tax                                                        23,207                      23,207
                     --------   ---------     ---------     ---------      ---------    ---------

Balance at
 December 31, 1996   750,000    2,092,300     1,240,291        23,207     (1,298,196)   2,057,602

Net income                                                                 1,270,637    1,270,637

Dividends paid                                                              (373,674)    (373,674)

Purchase and
 retirement of
 common stock        (15,817)                  (324,615)                                 (324,615)

Increase in
 unrealized gain
 on marketable
 securities, net
 of tax                                                       73,269                       73,269
                     -------   ----------    ----------    ---------     -----------   ----------
Balance at
 December 31, 1997   734,183   $2,092,300    $  915,676   $   96,476     $ (401,233)   $2,703,219



See accompanying notes to financial statements.


PORTSMOUTH SQUARE, INC.

Statements of Cash Flows
------------------------------------------------------------------------------

                                                     For the years ended
                                                         December 31,
                                                   1997               1996
                                                -----------       -----------
Operating activities
Net income                                      $ 1,270,637       $ 1,004,113
Adjustments to reconcile net income to
  net cash used by operating activities:
    Equity in net income of Justice Investors    (2,560,805)       (1,860,190)
    Net investment losses                           119,100             5,596
    Change in assets and liabilities:
      Other assets                                  (78,176)          (12,981)
      Due to Santa Fe Financial Corporation         (29,628)                -
      Accounts payable and other liabilities         36,060            15,487
                                                 ----------        ----------
       Net cash used in operating activities     (1,242,812)         (847,975)


Investing activities
Cash distributions from Justice Investors         2,196,180         1,254,960
Purchase of investment securities                (3,129,471)       (1,532,172)
Purchase of other investments                      (100,000)                -
Proceeds from sales of investment securities      2,345,304           427,774
                                                 ----------         ---------
      Net cash provided by investing activities   1,312,013           150,562


Financing activities
Increase in due to securities broker                664,211                 -
Purchase and retirement of common stock            (324,615)                -
Dividends paid                                     (373,674)         (487,500)
                                                 ----------         ---------
      Net cash used in financing activities         (34,078)         (487,500)
                                                 ----------         ---------

Net increase (decrease) in cash and
  cash equivalents                                   35,123        (1,184,913)
Cash and cash equivalents at the
  beginning of the year                              21,225         1,206,138)
                                                 ----------        ----------
Cash and cash equivalents at end of year        $    56,348       $    21,225
                                                 ==========        ==========

Supplemental information
Income taxes paid, net of refunds               $   815,000       $   684,203
                                                 ==========        ==========
Margin interest paid                            $    32,810                 -
                                                 ==========        ==========


See accompanying notes to financial statements.

PORTSMOUTH SQUARE, INC.
Notes to the Financial Statements
------------------------------------------------------------------------------
NOTE 1 - OWNERSHIP AND SIGNIFICANT ACCOUNTING POLICIES

Ownership

As of December 31, 1997, Santa Fe Financial Corporation (Santa Fe) holds 480,757 shares, or 65.5%, of Portsmouth Square, Inc.'s (the Company) outstanding shares.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Investment in Marketable Securities

The Company has classified its portfolio of marketable investment securities as available-for-sale and has reported it at fair value, as primarily determined by quoted market prices, with unrealized gains and losses, net of deferred taxes, reported in a separate component of shareholders' equity. Any unrealized gains or losses related to "naked" short positions are recognized in earnings in the current period. The Company borrows funds from securities brokers to purchase marketable securities under standard margin agreements.

The cost os decurities sold is based on a first-in, first-out basis. Realized gains and losses are included in net investment losses.
Interest on securities classified as available-for-sale is included in investment and interest income.

Revenue Recognition

During 1997 and 1996, the Company's major source of revenue was its 49.8% interest in Justice Investors, a limited partnership which owns and leases a hotel in San Francisco, California, in which the Company is both a limited and general partner (see Note 3). The Company accounts for its investment in Justice Investors on the equity basis.

Earnings per Share

Effective December 31, 1997, the Company adopted a new accounting standard which replaces retroactively the presentation of primary earnings per share
(EPS) and fully diluted EPS. The new basic EPS represents net income divided by the weighted average common shares outstanding during the period excluding any potential dilutive effects. Diluted EPS gives effect to all potential issuances of common stock that would have caused basic EPS to be lower as if the issuance had already occurred. As of December 31, 1997 and 1996, the Company did not have any potentially dilutive securities outstanding.

Accounting Standard on Impairment of Long-Lived Assets

During 1996, the Company adopted an accounting standard for the impairment of long-lived assets and for long-lived assets to be disposed of. This standard requires the Company to record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. There was no effect on the financial statements from the adoption of this standard.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

Deferred income taxes are determined using the liability method. A deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in the asset and /or liability for deferred taxes.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.


NOTE 2 - INVESTMENT IN MARKETABLE SECURITIES

The following is a summary of the Company's investment in marketable securities:

                                        Gross          Gross
                                     Unrealized      Unrealized       Fair
                          Cost          Gains          Losses         Value
                       ----------    ----------      ----------     ---------
December 31, 1997
Equity securities      $1,478,681    $  278,599     $ (152,448)    $1,604,832
Debt securities           237,688        35,012              -        272,700
                        ---------     ---------      ---------      ---------
                       $1,716,369    $  313,611     $ (152,448)    $1,877,532
                        =========     =========      =========      =========


                                         Gross          Gross
                                       Unrealized     Unrealized      Fair
                          Cost           Gains          Losses        Value
                        ---------      ----------    -----------    ---------
December 31, 1996
Equity securities      $  563,048    $   47,673     $  (19,908)    $  590,813
Debt securities           475,753        12,310         (1,307)       486,756
                        ---------     ---------      ---------      ---------
                       $1,038,801    $   59,983     $  (21,215)    $1,077,569
                        =========     =========      =========      =========


Gross realized gains and losses on sales of investments totaled $200,608 and $319,708, respectively, during the year ended December 31, 1997, and $28,102 and $33,698, respectively, during the year ended December 31, 1996.

At December 31, 1997, the company had short investment positions totaling approximately $356,000 all of which were covered by long positions.


The amortized cost and fair value of debt securities at December 31, 1997, by contractual maturity, are shown below:

                                                     Cost        Fair Value
                                                  ---------      ----------
 Due after one year through five years           $  100,400      $  102,000
 Due after five years through ten years              60,339          69,450
 Due after ten years                                 76,949         101,250
                                                  ---------       ---------
                                                 $  237,688      $  272,700
                                                  =========       =========


NOTE 3 - INVESTMENT IN JUSTICE INVESTORS

Condensed financial statements for Justice Investors, a limited partnership, in which Portsmouth Square, Inc. has a 49.8% interest, are as follows:

CONDENSED BALANCE SHEETS

                                                             December 31,
                                                          1997         1996
                                                          ----         ----
Assets

Total current assets - Note A                          $  500,374   $  420,220
Property, plant and equipment, net of accumulated
 depreciation of $10,607,195 in 1997 and
 $10,188,059 in 1996                                    5,968,488    6,220,506
Loan fees and deferred lease costs, net of accumulated
 amortization of $85,741 in 1997 and $54,696 in 1996      224,671      255,716
                                                        ---------    ---------
                                                       $6,693,533   $6,896,442
                                                        =========    =========

Liabilities and partners' equity
Total current liabilities                              $  293,166   $  568,093
Long-term liabilities - Note B                          2,624,127    3,284,288
Partners' capital - Note C                              3,776,240    3,044,061
                                                        ---------    ---------
                                                       $6,693,533   $6,896,442
                                                        =========    =========

                         CONDENSED STATEMENTS OF OPERATIONS

                                                            December 31,
                                                         1997          1996
                                                         ----          ----
Revenues - Note A                                      $6,194,532   $4,758,778
Costs and expenses                                      1,052,354    1,023,457
                                                        ---------    ---------
 Net income                                            $5,142,178   $3,735,321
                                                        =========    =========

Note A - Revenues include $1,212,491 and $1,116,019 for the years ended December 31, 1997 and 1996, respectively, of garage rental income from the garage lessee who is also the managing general partner of Justice Investors.

Justice Investors and the hotel lessee entered into a new lease agreement effective January 1, 1995. The hotel lease provides for Justice Investors to 20% of hotel room revenue, as defined in the lease, or an annual minimum guaranteed rent of $2,500,000 plus 50% of available cash, as defined in the lease, and expires December 31, 2004, with a five-year renewal option.
The parking garage lease for which revenue is based upon a percentage of parking receipts, expires on November 30, 2010.

Note B - During 1995, Justice Investors refinanced its long-term debt obligations. The long-term debt at December 31, 1996 and 1995 consists of revolving, reducing line of credit agreement payable to Wells Fargo Bank which is collateralized by a trust deed on land, hotel property and the Partnership's interest in hotel and garage leases. The line of credit agreement provides for maximum borrowings at December 31, 1997 of approximately $7,100,000 with an annual reduction of the maximum borrowings to approximately $4,500,000 at the December 31, 2004 maturity date and generally provides for interest at LIBOR plus 2% per annum (the annual rate on $4,000,000 of principal is guaranteed not to exceed 11.5%).

Note C - During each of the years ended December 31, 1997 and 1996, total annual distributions to partners amounted to approximately $4,410,000 and $2,520,000.



NOTE 4 - DUE TO SECURITIES BROKER

A securities broker has advanced funds for the purchase of marketable
securities under standard margin agreements.   The interest rate on advances
or cash on deposit can vary daily with money market rates. The interest rate on margin balances is based on the Federal Funds rate plus 0.875%
(7.625% at December 31, 1997). The interest rate on cash or deposits is based on the Federal Funds rate less 0.5% (6.25% at December 31, 1997).
The interest rate on interest rebates in connection with short positions is based on the Federal Funds rate less 0.375% (6.375% at December 31, 1997).


NOTE 5 - INCOME TAXES

The provision for income taxes consists of the following:

                                                            Year ended
                                                           December 31,
                                                       1997            1996
                                                       ----            ----
 Federal
   Current                                         $  689,632      $  524,879
   Deferred (credit)                                  (53,883)         (9,848)
                                                    ---------       ---------
                                                      635,749         515,031
                                                    =========       =========

 State
   Current                                            206,598         156,261
   Deferred (credit)                                  (11,154)           (598)
                                                    ---------       ---------
                                                      195,444         155,663
                                                    ---------       ---------
                                                   $  831,193      $  670,694
                                                    =========       =========

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

                                                            Year ended
                                                           December 31,
                                                        1997         1996
                                                        ----         ----
  Statutory federal tax rate                            34.0%        34.0%
  State income taxes, net of federal tax benefit         6.1          6.1
  Other                                                 (O.5)           -
                                                        -----        -----
                                                        39.6%        40.1%
                                                        =====        =====

The components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

                                                            Year ended
                                                           December 31,
                                                       1997          1996
                                                       ----          ----
 Deferred tax assets
   State income taxes                              $   70,243     $   53,345
   Capital loss carryforwards                          50,052          2,247
   Other miscellaneous differences                      1,875          1,541
                                                    ---------      ---------
      Deferred tax assets                          $  122,170     $   57,133
                                                    =========      =========

 Deferred tax liabilities
   Unrealized gains on marketable securities       $   64,687     $   15,560
                                                    =========      =========


NOTE 6 - RELATED PARTY TRANSACTIONS

Certain shared costs and expenses, primarily administrative salaries, rent and insurance, are allocated between the Company and Santa Fe based on management's estimate of the pro rata utilization of resources. Total shared costs and expenses allocated to the Company approximated $188,000 and $157,000 during the years ended December 31, 1997 and 1996, respectively. In addition, The InterGroup Corporation allocates corporate expenses to the Company based on InterGroup's management's estimate of the pro rata utilization of resources. In 1997, these expenses were approximately $75,000.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

During 1996, the Company was served with a personal injury action in the San Francisco Superior Court. The suit names more than 60 defendants, including the managing general partner of Justice Investors and alleges injuries suffered as a result of exposure to asbestos-containing materials. The complaint seeks an unspecified amount of damages. PSI's insurance carrier is defending PSI under a reservation of rights. During 1997, the trial court granted Portsmouth's motion for summary judgment; however a final judgment has not been entered to date. Management of the Company believes that the ultimate resolution of this claim will not have a material adverse effect on the Company's consolidated financial position.


Item 8. Changes in Accountants.

(a)  Previous independent accountants

     (i) On January 26, 1998, Ernst & Young LLP indicated that it declined to stand for re-election as the independent accountants for Portsmouth.

     (ii) The reports of Ernst & Young LLP on the consolidated financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

     (iii) The Company's Board of Directors participated in and approved the decision to change independent accountants.

     (iv) In connection with its audits for the two most recent fiscal years and through January 26, 1998, there have been no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Ernst & Young LLP would have caused them to make reference thereto in their report on the financial statements for such years.

     (v) During the two most recent fiscal years and through January 26, 1998, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

     (vi) Ernst & Young LLP furnished the Company with a letter addressed to the SEC stating it agreed with the above statements. A copy of such letter, dated January 28, 1998 was filed as Exhibit 16 to the Company's Form 8-K dated January 26, 1998.

(b)  New independent accountants

     (i) The Company engaged Price Waterhouse LLP as its new independent accountants as of January 26, 1998. During the two most recent fiscal years and through January 26, 1998, the Company has not consulted with Price Waterhouse LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and either a written report was provided to the Company or oral advice was provided that Price Waterhouse LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.


                             PART III

Item  9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a)of The Exchange Act.

Item 10.  Executive Compensation.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

Item 12.  Certain Relationships and Related Party Transactions.

The information for Part III, Items 9 through 12, are hereby incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 1998, which will be filed with the Commission within one hundred twenty (120) days of the close of the fiscal year pursuant to Regulation 14A.



Item 13.  Exhibits and Reports on Form 8-K.

     (a) Listing of Exhibits by Table Number
         -----------------------------------

Set forth below is an index of applicable exhibits filed with this report according to exhibit table number.

           Exhibit                                                   Page
           -------                                                   ----

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

     (b) Reports on Form 8-K
         -------------------

Registrant filed no reports on Form 8-K during the last quarter of the period covered by this Report.

     (c) Financial Statements and Schedules Required by Regulation S-X
         -------------------------------------------------------------

The following financial statements of Justice Investors are included in
Item 13:
                                                              PAGE

Independent Auditor's Report                                   23
Balance Sheets - December 31, 1997 and 1996                    24
Statements of Income and Partners' Capital - Years             25
  Ended December 31, 1997, 1996 and 1995
Statements of Cash Flows - Years Ended                         26
  December 31, 1997, 1996 and 1995
Notes to Financial Statements - December 31, 1997,             27
  1996 and 1995

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

                          COLLIER & MARKOWITZ
                      CERTIFIED PUBLIC ACCOUNTANTS
                  (SUCCESSORS TO AARON, BLUM & COLLIER)

                   235 MONTGOMERY STREET, SUITE 1049
                    SAN FRANCISCO, CALIFORNIA 94104
                           TEL (415) 982-7852
                           FAX (415) 982-1429

                            February 3, 1998

Managing General Partner
Justice Investors
(A Limited Partnership)
San Francisco, California

                   Independent Auditor's Report
                   ----------------------------

We have audited the accompanying balance sheets of Justice Investors ( A Limited Partnership) as of December 31, 1997, and 1996, and the related statements of income and partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Justice Investors (A Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



/s/ COLLIER AND MARKOWITZ
Certified Public Accounts



                           JUSTICE INVESTORS
                        (A LIMITED PARTNERSHIP)

                             BALANCE SHEETS

                       December 31, 1997 and 1996
                       --------------------------

                                                       1997           1996
                                                       ----           ----
                                   ASSETS
                                   ------
Current assets
  Cash                                             $        -     $   28,990
  Rents receivable                                    465,751        355,195
  Prepaid expenses                                     34,623         36,035
                                                     --------       --------
       Total current assets                           500,374        420,220
                                                     --------       --------
Fixed assets
  Office equipment (net of accumulated
    depreciation of $2,936 in 1997 and
    $1,813 in 1996)                                     2,617          3,740
  Building and improvements (net of accumulated
    depreciation of $10,604,259 in 1997 and
    $10,186,246 in 1996)                            4,841,743      5,092,638
  Land                                              1,124,128      1,124,128
                                                    ---------      ---------
      Total fixed assets                            5,968,488      6,220,506
                                                    ---------      ---------
Other assets
 Loan fees (net of accumulated amortization
   of $81,310 in 1997 and $51,742 in 1996)            206,947        236,515
 Deferred lease costs (net of accumulated
   amortization of $4,431 in 1997 and
   $2,954 in 1996)                                     17,724         19,201
                                                    ---------      ---------
      Total other assets                              224,671        255,716
                                                    ---------      ---------
      Total assets                                $ 6,693,533    $ 6,896,442
                                                    =========      =========


                    LIABILITIES AND PARTNERS' CAPITAL
                    ---------------------------------
Current liabilities
  Trade accounts payable and accrued expenses      $   86,916     $  358,428
  Rents received in advance                           206,250        208,333
  Accrued interest                                          -          1,332
                                                    ---------      ---------
      Total current liabilities                       293,166        568,093
Long-term liabilities
  Notes payable                                     2,624,127      3,284,288
                                                    ---------      ---------
      Total liabilities                             2,917,293      3,852,381
Commitment - Lease commission
Partners' capital                                   3,776,240      3,044,061
                                                    ---------      ---------
       Total liabilities and partners' capital     $6,693,533     $6,896,442
                                                    =========      =========

The accompanying notes are an integral part of these financial statements.



                            JUSTICE INVESTORS
                         (A LIMITED PARTNERSHIP)

                STATEMENTS OF INCOME AND PARTNERS' CAPITAL

               Years Ended December 31, 1997, 1996 and 1995
               --------------------------------------------

                                         1997           1996          1995
                                         ----           ----          ----
Revenues
  Rental income
    Hotel                             $4,977,471     $3,634,109    $3,076,210
    Garage                             1,212,491      1,116,019     1,069,150
    Lobby and other                        2,400          8,650         4,200
                                       ---------      ---------     ---------
      Total rental income              6,192,362      4,758,778     4,149,560
  Interest income                          2,170              -         2,857
                                       ---------      ---------     ---------
      Total revenues                   6,194,532      4,758,778     4,152,417
                                       ---------      ---------     ---------

Expense
  Interest                               241,641        308,710       348,971
  Loan prepayment charge                       -              -        59,803
  Depreciation and amortization          450,181        374,206       266,927
  Lease commission                        49,776         36,341        55,888
  Property taxes                          41,428         40,306        39,507
  Repairs and maintenance                  3,208          1,500        20,254
  General and administrative -
    Administrative expenses              150,000        146,862       120,000
    Accounting fees                       10,263         13,152         7,943
    Audit and tax preparation             21,700         23,648        19,790
    Business taxes                        18,829         16,179        13,588
    Bank charges                           6,319          5,385         4,816
    Consultants                            2,210          4,615        16,685
    Franchise taxes                          800            800           800
    Insurance expense                     39,421         39,864        39,452
    Legal fees                            11,918         10,525        16,659
    Office expense and miscellaneous       4,660          1,364         5,191
                                       ---------      ---------     ---------
      Total expenses                   1,052,354      1,023,457     1,036,274
                                       ---------      ---------     ---------

Net income                             5,142,178      3,735,321     3,116,143

Partners' capital at beginning of
  year                                 3,044,061      1,828,740     1,232,597
Less distributions to partners        (4,409,999)    (2,520,000)   (2,520,000)
                                       ---------      ---------     ---------
Partners' capital at end of year      $3,776,240     $3,044,061    $1,828,740
                                       =========      =========     =========

The accompanying notes are in integral part of these financial statements.


                           JUSTICE INVESTORS
                        (A LIMITED PARTNERSHIP)
                       STATEMENTS OF CASH FLOWS
              Years Ended December 31, 1997, 1996 and 1995
              --------------------------------------------
            Increase (Decrease) in Cash and Cash Equivalents

                                           1997          1996        1995
                                           ----          ----        ----
Cash flows from operating activities
  Cash received from tenants            $6,079,723   $4,834,649    $4,239,935
  Interest received                          2,170            -         3,572
  Interest paid                           (242,973)    (309,557)     (486,297)
  Deposits to mortgage escrow account            -            -       (10,414)
  Cash paid for other operating
    activities                            (349,956)    (369,911)     (294,967)
                                         ---------    ---------     ---------
     Net cash provided by operating
        activities                       5,488,964    4,155,181     3,451,829
                                         ---------    ---------     ---------
Cash flows from investing activities
  Capital expenditures                    (447,793)  (1,425,197)     (431,465)
                                         ---------    ---------     ---------
    Net cash used in
      investing activities                (447,793)  (1,425,197)     (431,465)
                                        ----------    ---------     ---------

Cash flows from financing actives
  Distributions to partners             (4,409,999)  (2,520,000)   (2,520,000)
  Proceeds from borrowing of long-
    term debt                            4,375,802    3,033,047     5,513,076
  Principal payments of long-term
    debt                                (5,035,964)  (3,568,734)   (6,107,075)
  Payments (advances)-garage lessee             -         1,491        30,196
                                        ----------   ----------    ----------
     Net cash used in financing
       activities                       (5,070,161)  (3,054,196)   (3,083,803)
Net decrease in cash and
  cash equivalents                         (28,990     (324,212)      (63,439)
Cash and cash equivalents at
  beginning of year                         28,990      353,202       416,641
                                         ---------    ---------     ---------
Cash and cash equivalents at
  end of year                           $        -   $   28,990    $  353,202
                                         ---------    ---------     ---------
Reconciliation of net income to net
  cash provided by operating
  activities
Net income                              $5,142,178   $3,735,321    $3,116,143
                                         ---------    ---------     ---------
Adjustments to reconcile net income
  to net cash provided by operating
  activities
   Depreciation and amortization           450,181      374,206       266,927
   Rents receivable                       (110,556)      73,788      (115,875)
   Other receivables                             -            -        38,271
   Prepaid expenses                          1,412        2,264        10,128
   Accounts payable                          9,164      (31,634)       10,508
   Rents paid in advance                    (2,083)       2,083       206,250
   Interest payable                         (1,332)        (847)      (77,523)
   Lease deposits                                -            -        (3,000)
                                         ---------    ---------     ---------
                                           346,786      419,860       335,686
                                         ---------    ---------     ---------
Net cash provided by operating
  activities                            $5,488,964   $4,155,181    $3,451,829
                                         =========    =========     =========
Supplemental disclosures of cash
  flows information:
    Cash paid during the year for:
      Interest                          $  242,973   $  309,557    $  486,297


The accompanying notes are an integral part of these financial statements.

                         JUSTICE INVESTORS
                      (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS

                  December 31, 1997, 1996 and 1995
                  -------------------------------

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

Rents Receivable
----------------
Management believes that all rents receivable as of December 31, 1997 and 1996, were fully collectible. Therefore, no allowance for doubtful accounts was recorded.

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

                         JUSTICE INVESTORS
                      (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS

                  December 31, 1997, 1996 and 1995
                  --------------------------------

LONG-TERM DEBT
--------------
At December 31, 1997 and 1996, long-term debt consisted of the following:


                                                       1997          1996
                                                       ----          ----
  Note payable to Wells Fargo Bank collateralized
  by first deed of trust on land, hotel property
  and the Partnership's interest in hotel and
  garage leases.  The note provided for interest
  at LIBOR PLUS 2% per annum to a total capped
  rate of 11.5% up to $4,000,000 due December
  31, 2004                                          $2,200,000     $3,200,000


  Note payable to Wells Fargo Bank collateralized
  by first deed of trust on land, hotel property
  and the Partnership's interest in hotel and
  garage leases.  The note provided for interest
  at prime rate per annum due December 31, 2004        424,127         84,288
                                                     ---------      ---------
                                                    $2,624,127     $3,284,288
                                                     =========      =========

Under the terms of the revolving reducing line of credit with Wells Fargo Bank, the above notes are subject to a maximum credit limit as follows:

  December 31, 1996                                  7,290,567
  December 31, 1997                                  7,057,050
  December 31, 1998                                  6,796,678
  December 31, 1999                                  6,506,363
  December 31, 2000                                  6,182,662
  December 31, 2001                                  5,821,736
  December 31, 2002                                  5,419,302
  December 31, 2003                                  4,970,590
  December 31, 2004                                  4,470,275

Maturities of long-term debt for each of the next five years are as follows:

  1998                                              $        -
  1999                                                       -
  2000                                                       -
  2001                                                       -
  2002                                                       -
  Subsequent to 2002                                 2,624,127
                                                     ---------
                                                    $2,624,127
                                                     =========

                        JUSTICE INVESTORS
                      (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS

                  December 31, 1997, 1996 and 1995
                  --------------------------------


MINIMUM FUTURE RENTALS
----------------------
Minimum future rentals to be received on non-cancelable leases as of December 31, 1997 for each of the next five years and in the aggregate are:

  1998                                          $ 2,761,000
  1999                                            2,761,000
  2000                                            2,761,000
  2001                                            2,761,000
  2002                                            2,761,000
  Subsequent to 2002                              7,066,250
                                                 ----------
                                                $20,871,250
                                                 ==========


COMMITMENT - LEASE COMMISSION
-----------------------------
The Partnership was obligated to pay a lease commission of 2% of the rentals received under the primary lease of the hotel property for the initial 25-year term of the lease which expired on October 31, 1995. In addition, the Partnership is obligated to pay a lease commission of 1% of rentals received to December 31, 2004 plus Holiday Inn lease extension, if any, to December 31, 2010.


RELATED PARTY TRANSACTIONS
--------------------------
Expenses were incurred for services rendered by related parties as follows:

<CAPTION
                                                  1997      1996      1995
                                                  ----      ----      ----
  General partners                            $150,000   $146,862   $120,000
  Legal services                                11,918     10,525     16,659
                                               -------    -------    -------
                                              $161,918   $157,387   $136,659
                                               =======    =======   ========

The garage lessee, the managing general partner, paid the Partnership $1,212,491, $1,116,019 and $1,069,150 during 1997, 1996 and 1995, respectively, under the terms of the rental agreement. Rents receivable from the garage lessee at December 31, 1997 and 1996 were $99,046 and $86,759, respectively. Accounts payable to general partners at December 31, 1997 and 1996 were $30,000 and $22,504.

LITIGATION
----------
The Partnership is a co-defendant in a lawsuit filed by a former employee of the general contractor who constructed the hotel and garage facilities, for alleged personal injuries resulting from exposure to asbestos-containing materials. The suit seeks an unspecified amount of damages. Outside counsel for the Partnership has advised that at this stage in the proceedings, they cannot offer an opinion as to the probable outcome. The Partnership believes the suit is without merit and is vigorously defending its position.

                                SIGNATURES
                                ----------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PORTSMOUTH SQUARE, INC.


Date:  March 31, 1998              By /s/ John V. Winfield
       --------------                 ----------------------------------------
                                      John V. Winfield, Chairman of the Board,
                                      President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 31, 1998                  /s/ John V. Winfield
      --------------                  ---------------------------------------
                                      John V. Winfield, Chairman of the Board,
                                      President and Chief Executive Officer


Date: March 31, 1998                  /s/ L. Scott Shields
      --------------                  ---------------------------------------
                                      L. Scott Shields, Treasurer and
                                      Chief Financial Officer

Date: March 31, 1998                  /s/ John C. Love
      --------------                  ---------------------------------------
                                      John C. Love,
                                      Director


Date: March 31, 1998                  /s/ William J. Nance
      --------------                  ---------------------------------------
                                      William J. Nance,
                                      Director


Date: March 31, 1998                  /s/ Jerold R. Babin
      --------------                  ---------------------------------------
                                      Jerold R. Babin,
                                      Director


Date: March 31, 1998                  /s/ Josef A. Grunwald
      --------------                  ---------------------------------------
                                      Josef A. Grunwald
                                      Director