Form 10KSB/A
period 1997-12-31
PORTSMOUTH SQUARE INC
filed 1998-04-02
CIK 79661

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                        ----------------------

                             FORM 10-KSB/A
                           (Amendment No. 1)

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

    The number of shares outstanding of issuers No Par Value Common Stock, as of March 13, 1998, was 734,183.

Item 7. Financial Statements

INDEX TO FINANCIAL STATEMENTS                                    PAGE

Report of Independent Accountants-Price Waterhouse LLP            10
Report of Ernst & Young LLP, Independent Auditors                 10(a)
Balance Sheet - December 31, 1997                                 11
Statements of Income - Years Ended                                12
  December 31, 1997 and 1996
Statements of Shareholders' Equity                                13
Statements of Cash Flows - Years Ended                            14
  December 31, 1997 and 1996
Notes to the Financial Statements                                 15

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


/s/ Price Waterhouse LLP

       10(a)



              Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Shareholders
Portsmouth Square, Inc.

We have audited the accompanying statement of income, shareholders' equity and cash flows for the year ended December 31, 1996 of Portsmouth Square, Inc. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the year ended December 31, 1996 of Portsmouth Square, Inc., in conformity with generally accepted accounting principles.

                                                     /s/  ERNST & YOUNG LLP

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

The cost of securities sold is based on a first-in, first-out basis. Realized gains and losses are included in net investment losses.
Interest on securities classified as available-for-sale is included in investment and interest income.

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
                                                    =========       =========

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

                                                            Year ended
                                                           December 31,
                                                        1997         1996
                                                        ----         ----
  Statutory federal tax rate                            34.0%        34.0%
  State income taxes, net of federal tax benefit         6.1          6.1
  Other                                                 (O.5)           -
                                                        -----        -----
         Effective tax rate                             39.6%        40.1%
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

                                SIGNATURES
                                ----------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PORTSMOUTH SQUARE, INC.


Date:  April 1, 1998               By /s/ John V. Winfield
       --------------                 ----------------------------------------
                                      John V. Winfield, Chairman of the Board,
                                      President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 1, 1998                   /s/ John V. Winfield
      --------------                  ---------------------------------------
                                      John V. Winfield, Chairman of the Board,
                                      President and Chief Executive Officer


Date: April 1, 1998                   /s/ L. Scott Shields
      --------------                  ---------------------------------------
                                      L. Scott Shields, Treasurer
                                      and Chief Financial Officer


Date: April 1, 1998                   /s/ John C. Love
      --------------                  ---------------------------------------
                                      John C. Love,
                                      Director


Date: April 1, 1998                   /s/ William J. Nance
      --------------                  ---------------------------------------
                                      William J. Nance,
                                      Director


Date: April 1, 1998                   /s/ Jerold R. Babin
      --------------                  ---------------------------------------
                                      Jerold R. Babin,
                                      Director


Date: April 1, 1998                   /s/ Josef A. Grunwald
      --------------                  ---------------------------------------
                                      Josef A. Grunwald
                                      Director