Form 10QSB
period 1998-03-31
PORTSMOUTH SQUARE INC
filed 1998-05-15
CIK 79661

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                                FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 1998

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

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 734,183 shares of issuer's No Par Value Common Stock were outstanding as of May 8, 1998.

   Transitional Small Business Disclosure Format (check one): Yes    No X

                                     INDEX

                             PORTSMOUTH SQUARE, INC.

PART I. FINANCIAL INFORMATION                                  PAGE NO.
Item 1. Financial Statements

    Balance Sheet--March 31, 1998 (Unaudited)                     3

    Statement of Income (Unaudited)--Three Months
    ended March 31, 1998 and 1997                                 4

    Statement of Cash Flow (Unaudited)--Three Months
    ended March 31, 1998 and 1997                                 5

    Notes to Financial Statements--March 31, 1998                 6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                       8

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders      10

Item 6. Exhibits and Reports on Form 8-K                         11

SIGNATURES                                                       11

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              Portsmouth Square, Inc.
                                  Balance Sheet
                                   (Unaudited)

                                                           March 31,
                                                             1998
                                                         ------------
Assets

  Cash and cash equivalents                              $    47,309
  Investment in marketable securities                      2,286,132
  Investment in Justice Investors                          1,522,194
  Other investments                                          162,500
  Note receivable                                                  -
  Other assets                                               142,216
                                                          ----------
Total assets                                             $ 4,160,351
                                                          ==========


Liabilities and Shareholders' Equity

  Due to securities broker                               $   901,984
  Accounts payable and accrued expenses                       39,784
  Due to Santa Fe Financial Corp.                             32,756
  Other liabilities                                          266,446
                                                          ----------
Total liabilities                                          1,240,970
                                                          ----------
Commitments and contingencies

Shareholders' equity
  Common stock, no par value:
    Authorized shares - 750,000
    Issued and outstanding shares - 734,183                2,092,300
   Additional paid-in capital                                915,676
   Unrealized gain on investment securities,
     net of deferred taxes                                   131,360
   Accumulated deficit                                      (219,955)
                                                          ----------
Total shareholders' equity                                 2,919,381
                                                          ----------

Total liabilities and shareholders' equity               $ 4,160,351
                                                          ==========
See accompanying notes.

                            Portsmouth Square, Inc.
                             Statement of Income
                                 (Unaudited)

                                            Three Months ended March 31,
                                                1998            1997
                                            -----------     -----------
Revenues
  Equity in net income of Justice
    Investors                               $  606,400      $  499,712
  Dividend and interest income                  18,778          13,885
  Net investment income                         76,540               -
  Other income                                   6,000           6,000
                                             ---------       ---------
                                               707,718         519,597
                                             ---------       ---------

Cost and expenses
  General and administrative                    84,760          76,094
  Professional and outside services             50,552          54,069
  Margin interest expense                       14,287               -
                                             ---------       ---------
                                               149,599         130,163
                                             ---------       ---------

Income before income taxes                     558,119         389,434

Income taxes                                   193,296         156,312
                                             ---------       ---------
Net income                                  $  364,823      $  233,122
                                             =========       =========

Basic earnings per share                    $     0.50      $     0.31
                                             =========       =========
Dividends per share                         $     0.25      $     0.25
                                             =========       =========
Weighted average number of
  shares outstanding                           734,183         749,896
                                             =========       =========


Comprehensive income:
  Net income                                $  364,823      $  233,122
  Unrealized gains on securities:
   Unrealized holding gains arising
    during period, net of taxes                 34,884               -
                                             ---------       ---------
Comprehensive income                        $  399,707      $  233,122
                                             =========       =========

See accompanying notes.

                            Portsmouth Square, Inc.
                            Statement of Cash Flows
                                 (Unaudited)

                                                 Three Months ended March 31,
                                                       1998           1997
                                                  ------------   ------------
Operating activities
  Net income                                       $   364,823    $   233,122
  Adjustments to reconcile net income to net
   cash used in operating activities:
    Equity in net income of Justice Investors         (606,400)      (499,712)
    Changes in assets and liabilities:
     Other assets                                       13,628          8,053
     Due to Santa Fe Financial Corporation              15,253              -
     Accounts payable and other liabilities             96,436        133,419
                                                    ----------     ----------
Net cash used in operating activities                 (116,260)      (125,118)
                                                    ----------     ----------

Investing activities
  Cash distributions from Justice Investors            418,320        387,961
  Purchase of investment securities                 (1,868,137)      (678,742)
  Purchase of other investments                        (75,000)             -
  Proceeds from sales of investment securities       1,577,812        594,817
                                                    ----------     ----------
Net cash provided by investing activities               52,995        304,036
                                                    ----------     ----------

Financing activities
  Increase in due securities broker                    237,772              -
  Purchase and retirement of common stock                    -        (46,377)
  Dividends paid                                      (183,546)      (187,500)
                                                    ----------     ----------
Net cash provided by (used in) financing
 activities                                             54,226       (233,877)
                                                    ----------     ----------
Net (decrease) increase in cash and cash
 equivalents                                            (9,039)        54,959
Cash and cash equivalents at the beginning
 of the year                                            56,348         21,225
                                                    ----------     ----------
Cash and cash equivalents at the end of the
 period                                            $    47,309    $    76,184
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

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the year ended December 31, 1997.

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1998.

Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129") issued by the FASB is effective for financial statements with fiscal years ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principals Board Opinion No. 15, which has been superseded by SFAS No. 128. The Company does not expect the adoption of SFAS No. 129 to have a material effect on its financial position or results of operations.

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has adopted SFAS effective for the financial reporting period ended March 31, 1998.

Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131") issued by the FASB is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. The Company does not expect the adoption of SFAS No. 131 to have a material effect on its financial position or results of operations.

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

Condensed financial statements for Justice Investors are as follows:



                           JUSTICE INVESTORS
                        CONDENSED BALANCE SHEET

                                                          March 31, 1998
                                                          --------------
Assets
Total current assets                                      $  542,818
Property, plant and equipment, net of
  accumulated depreciation of $10,496,135                  5,870,418
Loan fees and deferred lease costs,
  net of accumulated amortization of $93,501                 216,911
                                                           ---------
                                                          $6,630,147
                                                           =========

Liabilities and partners' capital
Total current liabilities                                 $   96,258
Long-term debt                                             2,379,978
Partners' capital                                          4,153,911
Total liabilities and                                      ---------
  partners' capital                                       $6,630,147
                                                           =========


                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS


                                    Three Months ended
                                         March 31,
                                    1998           1997
                                 ---------      ----------
Revenues                         $1,495,605     $1,209,103
Costs and expenses                  277,934        264,704
                                  ---------      ---------
Net income                       $1,217,671     $  944,399
                                  =========      =========



3. Commitments and Contingencies
   -----------------------------
During 1996, the Company was served with a personal injury action in the San Francisco Superior Court. The suit named more than 60 defendants, including the managing general partner of Justice Investors and alleges injuries suffered as a result of exposure to asbestos-containing materials. The complaint sought an unspecified amount of damages. Portsmouth was defended by an insurance carrier under a reservation of rights. During 1997, the trial court granted Portsmouth's motion for summary judgment, which became final on April 13, 1998. To date, no appeal from that judgment has been taken. Management believes that the ultimate resolution of this claim will not have a material adverse effect on the Company's consolidated financial position.

4. Related Party Transactions
   --------------------------

Certain costs and expenses, primarily salaries, rent and insurance, are allocated between the Company and its parent company, Santa Fe Financial Corporation ("Santa Fe") based on management's estimate of the utilization of resources. During the three months ended March 31, 1998, the Company also made payments to The InterGroup Corporation ("InterGroup") in the amount of $12,794 for administrative costs and reimbursement of direct and indirect costs associated with the management of the Company's investments, including its partnership asset.

The Company's President and Chief Executive Officer, John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer of Santa Fe and InterGroup and directs the investment activity of those companies. Effective April 1, 1998, an employee of InterGroup was assigned to manage the portfolios of the Company and Santa Fe in consultation with Mr. Winfield. The Company and Santa Fe reimburse InterGroup for an allocated portion of the compensation and benefits of such employee. Depending on certain market conditions and various risk factors, the Chief Executive Officer, his family, Santa Fe and InterGroup may, at times, invest in the same companies in which the Company invests. The Company encourages such investments because it places personal resources of the Chief Executive Officer and his family members, and the resources of Santa Fe and InterGroup, at risk in connection with investment decisions made on behalf of the Company. Four of the Company's Directors serve as directors of InterGroup and three of the Company's Directors serve on the Board of Santa Fe.



Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including partnership distributions, general economic conditions of the hotel industry in the San Francisco area, securities markets, litigation and other factors, including natural disasters those discussed below and in the Company's Form 10-KSB for the year ended December 31, 1997, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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

Three Months Ended March 31, 1998 Compared to Three Months
Ended March 31, 1997

Comparison of operating results for the three months ended March 31, 1998 to the three months ended March 31, 1997, shows that net income increased 64.8%, resulting from a 36.2% increase in total revenues, partially offset by a 14.9% increase in costs and expenses.

The 36.2% increase in total revenues from $519,597 to $707,718 was attributable to a 21.3% increase in partnership income, a 35.2% increase in dividend and interest income and an 100% increase in net investment income in
the amount of $76,540.   The increase in partnership income is primarily
attributable to a 29.1% increase in hotel rental income as a result of both higher occupancy rates and an increase in the average daily room rate. The increase in dividend and interest income and net investment income reflects management's efforts to diversify the Company's investments to provide for an overall higher yield. As of March 31, 1998, the Company also had pre-tax unrealized gains on investments of $359,570 and pre-tax unrealized losses in the amount of $140,131. The net unrealized gain on investments of $131,360 after tax, is included in shareholders' equity.

The modest increase in costs and expenses from $130,163 to $149,599 is primarily attributable to margin interest expenses in the amount of $14,287 associated with the Company's investing activities. The decrease in professional and outside service fees from $54,069 to $50,552 reflect lower annual audit fees. The small increase in general and administrative expenses from $76,094 to $84,760 reflects adjustments in the Company's proportionate share of operating expenses with its parent, Santa Fe, and higher administrative costs and direct and indirect costs associated with the management of the Company's investments, including its partnership asset.


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

As a result of increases in the amount of rental income from the hotel lease, the general partners of Justice Investors decided that there would be a special one-third increase in the monthly distribution to limited partners effective with the February 1997 distribution. As a result, Portsmouth's monthly distribution increased to $139,440 from $109,580. In February 1998, the general partners decided to continue monthly distributions at the higher monthly rate for another year. The increases in monthly distributions were clearly identified as special distributions and, at any time, unforeseen circumstances could dictate a change in the amount distributed. The general partners will continue to conduct an annual review and analysis to determine an appropriate monthly distribution for the ensuing year. At that time, the monthly distribution could be increased or decreased, especially if the partnership was to participate financially in the future upgrading of the public areas of the hotel.

The Company has diversified its investment of its cash and securities assets in an effort to obtain an overall higher yield while seeking to minimize the associated increased degree of risk. The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's securities investments are classified as available-for-sale and unrealized gains and losses, net of deferred taxes, are included in shareholders' equity. As of March 31, 1998, the Company had a net unrealized gain on investments of $131,360 after tax, which consists of pre-tax unrealized gains of $359,570 and pre-tax unrealized losses of $140,131.

Realized investment gains and losses may fluctuate significantly from period to period in the future and could have a meaningful effect on the Company's net earnings. However, the amount of realized investment gain or loss for any given period may have no predictive value, and variations in amount from period to period may have no practical analytical value.

At March 31, 1998, the Company's current assets were $2,428,348.  The
Company remains liquid with a current ratio of approximately 2 to 1 at the end of the first quarter of 1998. Management believes that its capital resources are currently adequate to meet its short- and long-term obligations.



PART II.     OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 5, 1998, at the Park Hyatt Hotel in Los Angeles, California. At that meeting all of management's nominees, John V. Winfield, Jerold R. Babin, Josef A. Grunwald, John C. Love and William J. Nance were elected Directors of Portsmouth to serve until the next Annual Meeting. The shareholders also voted to ratify the appointment of Price Waterhouse LLP as the Company's independent accountants for the year ending December 31, 1998. A tabulation of the vote follows:

Proposal (1) - Directors:         Votes For   Against   Abstained
                                  ---------   -------   ---------
  John V. Winfield                 653,631         -      1,545

  Jerold R. Babin                  634,213         -     20,963

  Josef A. Grunwald                654,128         -      1,048

  John C. Love                     653,628         -      1,548

  William J. Nance                 653,628         -      1,548


Proposal (2) Accountants:
  Price Waterhouse LLP             654,613       118        445

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibit 27 - the Financial Data Schedule is filed as an exhibit to this report.

         (b) Registrant filed the following reports on Form 8-K during the period covered by this report:


        Date of Earliest Event                  Items Reported
        ----------------------                  --------------

         January 26, 1998                Changes in Registrants's certifying
                                         accountant from Ernst & Young LLP to
                                         Price Waterhouse LLP.

         March 2, 1998                   Resignation of Director of Registrant
                                         and appointment of John C. Love as
                                         Director.




                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  PORTSMOUTH SQUARE, INC.
                                                        (Registrant)

Date: May 12, 1998                           by  /s/ John V. Winfield
                                                 ---------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer



Date: May 12, 1998                            by  /s/ L. Scott Shields
                                                  --------------------------
                                                  L. Scott Shields, Treasurer
                                                  and Chief Financial Officer