Form 10QSB
period 1998-06-30
PORTSMOUTH SQUARE INC
filed 1998-08-14
CIK 79661

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                          ----------------------

                                FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 1998

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

   Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 734,183 shares of issuer's No Par Value Common Stock were outstanding as of August 10, 1998.

   Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                     INDEX

                             PORTSMOUTH SQUARE, INC.


PART I. FINANCIAL INFORMATION                                  PAGE NO.

Item 1. Financial Statements

    Balance Sheet--June 30, 1998 (Unaudited)                      3

    Statements of Income (Unaudited)--Three Months
    ended June 30, 1998 and 1997 and for the Six Months
    ended June 30, 1998 and 1997                                  4

    Statement of Cash Flows (Unaudited)--Six Months
    ended June 30, 1998 and 1997                                  5

    Notes to Financial Statements--June 30, 1998                  6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                       8

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders      11

Item 6. Exhibits and Reports on Form 8-K                         11

SIGNATURES                                                       12

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             PORTSMOUTH SQUARE, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                             JUNE 30,
                                                               1998
                                                           ------------
Assets

  Cash and cash equivalents                                $   298,086
  Investment in marketable securities                          733,561
  Investment in Justice Investors                            1,951,583
  Other investments                                            187,500
  Note receivable                                                    -
  Other assets                                                 135,824
                                                            ----------
Total assets                                               $ 3,306,554
                                                            ==========


Liabilities and Shareholders' Equity

  Due to securities broker                                 $         -
  Accounts payable and accrued expenses                         32,257
  Due to Santa Fe Financial Corp.                               51,612
  Other liabilities                                            117,299
                                                            ----------
Total liabilities                                              201,168
                                                            ----------
Commitments and contingencies

Shareholders' equity
  Common stock, no par value:
    Authorized shares - 750,000
    Issued and outstanding shares - 734,183                  2,092,300
   Additional paid-in capital                                  915,676
   Retained earnings                                            39,902
   Unrealized gain on investment securities,
    net of deferred taxes                                       57,508
                                                            ----------
Total shareholders' equity                                   3,105,386
                                                            ----------

Total liabilities and shareholders' equity                 $ 3,306,554
                                                            ==========

See accompanying notes.

                                   PORTSMOUTH SQUARE, INC.
                                     STATEMENTS OF INCOME
                                          (UNAUDITED)


                                       Three Months ended June 30       Six Months ended June 30
                                          1998            1997             1998          1997
                                       ----------      ----------       ----------    ----------
Revenues:
  Equity in net income of Justice
    Investors                          $  847,709      $  611,273      $ 1,454,109   $ 1,110,985
  Dividend and interest income              6,455          33,430           25,233        65,552
  Net investment gain (loss)             (164,021)        (60,535)         (87,481)      (78,772)
  Other income                             12,000           6,000           18,000        12,000
                                        ---------       ---------        ---------     ---------
                                          702,143         590,168        1,409,861     1,109,765
                                        ---------       ---------        ---------     ---------

Cost and expenses:
  General and administrative               97,728          90,422          182,488       166,516
  Professional and outside services        45,476          27,397           96,028        81,466
  Margin interest expense                  14,866               -           29,153             -
                                        ---------       ---------        ---------     ---------
                                          158,070         117,819          307,669       247,982
                                        ---------       ---------        ---------     ---------
Income before income taxes                544,073         472,349        1,102,192       861,783

Income taxes                              284,215         189,591          477,511       345,903
                                        ---------       ---------        ---------     ---------
Net income                             $  259,858      $  282,758       $  624,681    $  515,880
                                        =========       =========        =========     =========


Basic earnings per share               $     0.35      $     0.38       $     0.85    $     0.69
                                        =========       =========        =========     =========
Dividends per share                    $        -      $        -       $     0.25    $     0.25
                                        =========       =========        =========     =========
Weighted average number of
  shares outstanding                      734,183         748,328          734,183       748,328
                                        =========       =========        =========     =========

Comprehensive income:
  Net income                           $  259,858      $  282,758       $  624,681     $ 515,880
  Unrealized (losses) gains on
   securities arising during
   period, net of taxes                   (73,852)         68,952          (38,968)       45,984
                                        ---------       ---------         --------      --------
                                       $  186,006      $  351,710        $ 585,713     $ 561,864
                                        =========       =========         ========      ========

See accompanying notes.

                            PORTSMOUTH SQUARE, INC.
                            STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

                                                   Six Months ended June 30,
                                                       1998           1997
                                                  ------------   ------------
Operating activities
  Net income                                       $   624,681    $   515,880
  Adjustments to reconcile net income to net
   cash used in operating activities:
    Equity in net income of Justice Investors       (1,454,109)    (1,110,985)
    Changes in assets and liabilities:
     Other assets                                       20,020           (185)
     Deferred taxes and taxes payable                        -        (44,239)
     Due to Santa Fe Financial Corporation              34,109              -
     Accounts payable and other liabilities            (10,720)        25,322
                                                    ----------     ----------
Net cash used in operating activities                 (786,019)      (614,207)
                                                    ----------     ----------

Investing activities
  Cash distributions from Justice Investors            836,640        806,281
  Decrease in notes receivable                          60,000              -
  Purchases of investment securities                (2,937,547)    (1,120,576)
  Purchase of other investments                       (100,000)      (100,000)
  Proceeds from sales of investment securities       4,016,421      1,010,556
                                                    ----------     ----------
Net cash provided by investing activities            1,875,514        596,261
                                                    ----------     ----------

Financing activities
  Increase (decrease)in amounts due broker            (664,211)       479,135
  Purchase and retirement of common stock                    -       (102,645)
  Dividends paid                                      (183,546)      (187,500)
                                                    ----------     ----------
Net cash provided by (used in) financing
 activities                                           (847,757)       188,990
                                                    ----------     ----------
Net increase in cash and cash
 equivalents                                           241,738        171,044
Cash and cash equivalents at the beginning
 of the year                                            56,348         21,225
                                                    ----------     ----------
Cash and cash equivalents at the end of the
 period                                            $   298,086    $   192,269
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

The results of operations for the six months ended June 30, 1998 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1998.

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

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has adopted SFAS No. 130.

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

Condensed financial statements for Justice Investors are as follows:



                           JUSTICE INVESTORS
                        CONDENSED BALANCE SHEET


                                                          JUNE 30, 1998
                                                          -------------
Assets
Total current assets                                       $1,125,645
Property, plant and equipment, net of
  accumulated depreciation of $10,803,334                   5,772,348
Loan fees and deferred lease costs,
  net of accumulated amortization of $101,262                 209,151
                                                            ---------
                                                           $7,107,144
                                                            =========

Liabilities and partners' capital
Total current liabilities                                  $   79,372
Long-term debt                                              2,011,634
Partners' capital                                           5,016,138
Total liabilities and                                       ---------
  partners' capital                                        $7,107,144
                                                            =========



                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS


                                     SIX MONTHS ENDED
                                         JUNE 30,
                                    1998           1997
                                 ---------      ----------
Revenues                         $3,429,431     $2,762,573
Costs and expenses                  509,533        540,717
                                  ---------      ---------
Net income                       $2,919,898     $2,221,856
                                  =========      =========


3. COMMITMENTS AND CONTINGENCIES
   -----------------------------
During 1996, the Company was served with a personal injury action in the San Francisco Superior Court. The suit named more than 60 defendants, including the managing general partner of Justice Investors and alleges injuries suffered as a result of exposure to asbestos-containing materials. The complaint sought an unspecified amount of damages. Portsmouth was defended by an insurance carrier under a reservation of rights. During 1997, the trial court granted Portsmouth's motion for summary judgment, which became final on April 13, 1998. No appeal from that judgment was taken.


4. RELATED PARTY TRANSACTIONS
   --------------------------

Certain costs and expenses, primarily salaries, rent and insurance, are allocated between the Company and its parent company, Santa Fe Financial Corporation ("Santa Fe") based on management's estimate of the utilization of resources. During the six months ended June 30, 1998, the Company also made payments to The InterGroup Corporation ("InterGroup") in the amount of $25,588 for administrative costs and reimbursement of direct and indirect costs associated with the management of the Company's investments, including its partnership asset.

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

RESULTS OF OPERATIONS

The Company's principal sources of revenue continue to be derived from its 49.8% interest in the Justice Investors limited partnership and income received from the investment of its cash and securities assets. The partnership derives most of its income from a lease with Holiday Inns, Inc., which was assumed by Bristol Hotel Company ("Bristol"). Effective July 31, 1998, Bristol merged into Felcor Suite Hotels, Inc. ("Felcor") with Bristol Hotel Management Company continuing as the manager of the hotel.


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS
ENDED JUNE 30, 1997

Comparison of operating results for the three months ended June 30, 1998 to the three months ended June 30, 1997, shows that total revenues increased 19% from $590,168 to $702,143, primarily due to a 38.7% increase in partnership income from $611,273 to $847,709, partially offset by a $164,021 net investment loss. That net investment loss, and higher taxes associated with the increase in operating income, were the primary factors that resulted in a 8.1% decrease in net income.

The increase in partnership income is primarily attributable to a 27% increase in hotel rental income as a result of an increase in the average daily room rate without a significant reduction in occupancy rates. The net investment loss reflects management's decision to prune the Company's investment portfolio of certain of its underperforming securities in an effort to eliminate its margin positions by the end of the quarter. Management believes that this more conservative approach should reduce the Company's overall investment risk in what has become a very challenging and difficult global economic environment and should result in future savings in margin interest expenses. As of June 30, 1998, the Company still showed a net unrealized gain on investments of $57,508, after tax, which is included in shareholders' equity.

The increase in costs and expenses from $117,819 to $158,070 is primarily attributable to margin interest and trading expenses in the amount of $14,866 associated with the Company's investing activities and an increase in professional and outside service fees. The increase in professional, and outside service fees from $27,397 to $45,476 reflects the accrual of annual audit and professional fees for the current fiscal year. The modest increase in general and administrative expenses from $90,422 to $97,728 primarily reflects severance pay to certain staff employees. Effective June 30, 1998, certain accounting and administrative functions of the Company and its parent corporation, Santa Fe, were transferred to the Los Angeles, California offices of InterGroup. InterGroup presently controls more than 50% of the voting power of Santa Fe. It is expected that the Company will continue to maintain a corporate presence in San Diego, California, but on a reduced basis.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS
ENDED JUNE 30, 1997

Comparison of operating results for the six months ended June 30, 1998 to the six months ended June 30, 1997, shows that net income increased 21%, resulting from a 27.% increase in total revenues, partially offset by a 24.1% increase in costs and expenses.

The 27% increase in total revenues from $1,109,765 to $1,409,861 was primarily attributable to a 30.9% increase in partnership income, partially offset by a $40,319 decrease in dividend and interest income and a $87,481 net investment loss. The increase in partnership income is primarily attributable to an increase in the average daily room rate without a significant reduction in occupancy rates.

The decline in dividend and interest income and the net investment loss reflects management's decision to reduce the size of the Company's investment portfolio and eliminate its margin positions in the second quarter. Management believes that this more conservative approach should reduce the Company's overall investment risk in what has become a very challenging and difficult global economic environment and should result in future savings in margin interest expenses. As of June 30, 1998, the Company still showed a net unrealized gain on investments of $57,508, after tax, which is included in shareholders' equity.

The increase in costs and expenses from $247,982 to $307,669 is primarily attributable to margin interest and trading expenses in the amount of $29,153 associated with the Company's investing activities and modest increases in professional and outside service fees and general and administrative expenses which reflect adjustments in the Company's proportionate share of operating expenses with its parent, Santa Fe, and higher administrative costs and direct and indirect costs associated with the management of the Company's investments, including its partnership asset.

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

The Company has diversified its investment of its cash and securities assets in an effort to obtain an overall higher yield while seeking to minimize the associated increased degree of risk. The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's securities investments are classified as available-for-sale and unrealized gains and losses, net of deferred taxes, are included in shareholders' equity. As of June 30, 1998, the Company was successful in eliminating its margin positions and, as a result, has reduced its current liabilities to $201,168 while increasing its cash position to $298,086. As of June 30, 1998, the Company also had a net unrealized gain on investments of $57,508 after tax, which consists of pre-tax unrealized gains of $173,982 and pre-tax unrealized losses of $77,915.

Realized investment gains and losses may fluctuate significantly from period to period in the future and could have a meaningful effect on the Company's net earnings. However, the amount of realized investment gain or loss for any given period may have no predictive value, and variations in amount from period to period may have no practical analytical value.

At June 30, 1998, the Company's current assets were $1,354,971.  The
Company remains liquid with a current ratio of approximately 6.7 to 1 at the end of the second quarter of 1998. Management believes that its capital resources are currently adequate to meet its short- and long-term obligations.


PART II.     OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 5, 1998, at the Park Hyatt Hotel in Los Angeles, California. At that meeting all of management's nominees, John V. Winfield, Jerold R. Babin, Josef A. Grunwald, John C. Love and William J. Nance were elected Directors of Portsmouth to serve until the next Annual Meeting. The shareholders also voted to ratify the appointment of Price Waterhouse LLP as the Company's independent accountants for the year ending December 31, 1998. A tabulation of the vote at that meeting was previously reported on Registrant's Form 10-QSB for the quarterly period ended March 31, 1998.


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

Date:    August 14, 1998

by /s/   John V. Winfield
-------------------------------------
         John V. Winfield, President,
         Chairman of the Board and
         Chief Executive Officer


Date:    August 14, 1998

by /s/   L. Scott Shields
-------------------------------------
         L. Scott Shields, Treasurer
         and Chief Financial Officer