Form 10QSB
period 1998-09-30
PORTSMOUTH SQUARE INC
filed 1998-11-16
CIK 79661

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                                FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 1998

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

Mailing Address:  P.O. Box 270828
                  San Diego, CA 92198-2828

Street Address:   11315 Rancho Bernardo Road, Suite 129
                  San Diego, CA 92127

                                  (619) 298-7201
                (Registrant's Telephone Number, Including Area Code)

   Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 734,183 shares of issuer's No Par Value Common Stock were outstanding as of November 10, 1998.

   Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                     INDEX

                             PORTSMOUTH SQUARE, INC.


PART I. FINANCIAL INFORMATION                                    PAGE NO.

Item 1. Financial Statements

    Balance Sheet--September 30, 1998 (Unaudited)                    3

    Statements of Income (Unaudited)-Three Months
    ended September 30, 1998 and 1997 and for the Nine Months
    ended September 30, 1998 and 1997                                4

    Statement of Cash Flows (Unaudited)--Nine Months
    ended September 30, 1998 and 1997                                5

    Notes to Financial Statements--September 30, 1998                6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                          9

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                             12

SIGNATURES                                                           12

                                 PART I
                          FINANCIAL INFORMATION
Item 1. Financial Statements

                         Portsmouth Square, Inc.
                       Consolidated Balance Sheet
                              (Unaudited)

                                                      September 30,
                                                           1998
                                                      -------------
Assets
  Cash and cash equivalents				                      	$      75,850
  Investment in marketable securities:
   Held for sale                                            649,197
   Trading                                                   19,000
  Investment in Justice Investors                         2,314,560
  Other investments                                         200,000
  Other assets                                              128,022
                                                       ------------
Total assets		                                        $   3,386,629
                                                       ============
Liabilities and Shareholders' Equity
Liabilities
  Due securities broker                               $           -
  Accounts payable and accrued expenses                      24,312
  Obligation for securities sold                            124,150
  Due to Santa Fe Financial Corporation                      30,966
                                                       ------------
Total liabilities                                           179,428
                                                       ------------

Commitments and contingencies

Shareholders' equity:
  Common stock, no par value
   Authorized - 750,000
   Issued and outstanding - 734,183				                   2,092,300
 Additional paid-in capital                                 915,676
  Retained earnings				                                     221,735
  Unrealized loss on investment securities,
   net of deferred tax benefit                           (   22,510)
									                                              ------------
Total shareholders' equity                                3,207,201
                                                       ------------
Total liabilities & shareholders' equity              $   3,386,629
                                                       ============

See Notes to Financial Statements

                           Portsmouth Square, Inc.
                             Statement of Income
                                 (Unaudited)

                                       Three Months ended        Nine Months ended
                                           September 30             September 30
          	           	  	               1998         1997        1998        1997
                                      ---------    ---------    ---------   ---------
Revenues:
  Equity in net income of Justice
   Investors                         $  781,297   $  755,033   $2,235,406   $1,866,018
  Dividend and interest income           16,056       29,611       41,289       95,163
  Investment gain (loss)               (127,518)    ( 51,572)    (214,999)    (130,344)
  Other income                            6,000        6,000       24,000       18,000
                                      ---------    ---------    ---------    ---------
                                        675,835      739,072    2,085,696    1,848,837
                                      ---------    ---------    ---------    ---------
Costs and expenses:
  General and administrative             68,411       76,825      250,899      243,341
  Professional and outside
    services                             35,499       24,549      131,527      106,015
  Margin and trading expenses            15,219            -       44,372            -
                                      ---------    ---------    ---------    ---------
                                        119,129      101,374      426,789      349,356
                                      ---------    ---------    ---------    ---------
Income before income taxes              556,706      637,698    1,658,898    1,499,481

Income taxes                            191,328      255,959      668,839      601,862
                                      ---------    ---------    ---------    ---------
Net income                           $  365,378   $  381,739   $  990,059   $  897,619
                                      =========    =========    =========    =========
Net income per share                 $      .50   $     0.51   $     1.35   $     1.20
                                      =========    =========    =========    =========
Dividends per Share                  $      .25   $      .25   $     0.50   $      .50
                                      =========    =========    =========    =========
Weighted average number of
  shares outstanding                    734,183      743,423      734,183      746,694
                                      =========    =========    =========    =========

Comprehensive Income
   Net Income                        $  365,378   $  381,739   $  990,059   $  897,619
   Unrealized gain (loss) on
    Securities arising during
    Period net of taxes                ( 80,018)     134,099     (118,986)     180,083
                                       ---------   ---------    ---------     --------
                                     $  285,360   $  515,838   $  871,073   $1,077,702
                                      =========    =========    =========    =========

See Notes to Financial Statements




                            Portsmouth Square, Inc.
                            Statement of Cash Flows
                                 (Unaudited)

							                                                     Nine Months ended
                                                              September 30
							                                                  1998             1997
							                                               ------------     ------------
Operating activities
  Net income						                                    $   990,059      $   897,619
  Adjustments to reconcile net income to
   net cash used in operating activities:
     Equity in net income of Justice Investors	        (2,235,406)      (1,866,018)
     Increase deferred taxes & taxes payable               62,755            1,720
     Decrease in receivable, Justice Investors             87,822                -
     Decrease in other current assets                  (  131,615)	          8,703
     Net decrease in current liabilities                        -           10,699
                                                       ----------       ----------
Net cash used in operating activities                  (1,226,385)       ( 947,277)
                                                       ----------       ----------
Investing activities
  Cash distributions from Justice Investors             1,254,960        1,224,601
  Purchase of investment securities                    (3,287,518)      (1,782,051)
  Proceeds from sale of investment securities           4,618,539        1,439,115
  Purchase of other investments                        (  100,000)      (  190,203)
  				                                                 ----------       ----------
Net cash provided by investing activities               2,485,981          691,462
                                                       ----------       ----------
Financing activities
  Increase (decrease) in amount due securities
     Broker                                            (  664,211)       1,196,411
  Dividends paid                                       (  367,091)      (  373,673)
  Purchase of Portsmouth stock                                  -       (  187,938)
  Decrease in securities sold                          (  208,792)               -
			                                                    ----------       ----------
Net cash provided by (used in)
 financing activities                                  (1,240,094)         634,800
                                                       ----------       ----------
Net increase (decrease) in cash and cash
  Equivalents                                              19,502          378,985
Cash and cash equivalents at beginning
  of the year                                              56,348           21,225
                                                       ----------       ----------
Cash and cash equivalents at the end of the
  Period                                             $     75,850     $    400,210
                                                       ==========      ===========

See Notes to Financial Statements

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

The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1998.


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

Condensed financial statements for Justice Investors are as follows:


                           JUSTICE INVESTORS
                        CONDENSED BALANCE SHEET

                                                        September 30, 1998
                                                        ------------------
Assets
Total current assets                                       $1,403,611
Property, plant and equipment, net of
  accumulated depreciation of $10,901,403                   5,674,279
Loan fees and deferred lease costs,
  net of accumulated amortization of $109,023                 201,390
                                                            ---------
                                                           $7,279,280
                                                            =========

Liabilities and partners' capital
Total current liabilities                                  $  100,219
Long-term debt                                              1,434,054
Partners' capital                                           5,745,007
Total liabilities and                                       ---------
  partners' capital                                        $7,279,280
                                                            =========



                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS


                                     Nine Months ended
                                       September 30,
                                    1998           1997
                                 ----------     ----------
Revenues                         $5,231,500     $4,543,178
Costs and expenses                  742,733        805,192
                                  ---------      ---------
Net income                       $4,488,767     $3,737,986
                                  =========      =========



3. Marketable Securities
   ---------------------

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are defined as trading or available-for-sale securities. The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date.

Securities classified as available-for-sale are carried at fair market value, with the unrealized holding gains and losses reported as a separate component of shareholders' equity. Certain securities are classified as trading securities when they are transferred to cover corresponding obligations of the same security sold short. Those securities and the related obligations are marked to market with unrealized holding gains and losses included in earnings. The cost of investments sold is determined on the specific identification or the first-in, first-out method.

4. Related Party Transactions
   ---------------------------

Certain costs and expenses, primarily salaries, rent and insurance, are allocated between the Company and its parent company, Santa Fe Financial Corporation ("Santa Fe") based on management's estimate of the utilization of resources. Effective June 30, 1998, certain accounting and administrative functions of the Company and its parent corporation, Santa Fe, were transferred to the Los Angeles, California offices of The InterGroup Corporation ("InterGroup"). InterGroup presently controls more than 50% of the voting power of Santa Fe. During the nine months ended September 30, 1998, the Company made payments to InterGroup in the amount of $32,557 for administrative costs and reimbursement of direct and indirect costs associated with the management of the Company's and its investments, including its partnership asset. Effective October 31, 1998, the Company and Santa Fe also terminated their office lease. The Company continues to maintain a corporate presence in San Diego, California, but on a reduced basis.

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


Three Months Ended September 30, 1998 Compared to Three Months
Ended September 30, 1997

Comparison of operating results for the three months ended September 30, 1998 to the three months ended September 30, 1997, shows that total revenues decreased 8.6% from $739,072 to $675,835, primarily due to a $127,518 net investment loss in the current period. However, partnership income increased 3.5% from $755,033 to $781,297, resulting in a decrease in net income of only 4.3% from $381,739 to $365,378.

The increase in partnership income is primarily attributable to a 7.4% increase in garage rental income, while hotel rental income remained relatively flat when compared to the very favorable third quarter of 1997. The net investment loss reflects a write-down on one of the Company's investments and management's continuing efforts to reposition the Company's investment portfolio by selling certain of its underperforming securities. The Company was successful in eliminating its margin positions by the end of the quarter and management believes that this more conservative approach should reduce the Company's overall investment risk in what has become a very challenging and difficult global economic environment.

Realized investment gains and losses may fluctuate significantly from period to period in the future and could have a meaningful effect on the Company's net earnings. However, the amount of realized investment gain or loss for any given period may have no predictive value, and variations in amount from period to period may have no practical analytical value.

The modest increase in costs and expenses from $101,374 to $119,129 is primarily attributable to margin interest and trading expenses in the amount of $15,219 associated with the Company's investing activities and an increase in professional and outside service fees, offset in part by an 11% decrease in general and administrative expenses. The increase in professional, and outside service fees from $24,549 to $35,499 reflects the accrual of annual audit and professional fees for the current fiscal year. The decrease in general and administrative expenses from $76,825 to $68,411 reflects cost savings resulting from the consolidation of certain accounting and administrative functions of the Company and its parent corporation, Santa Fe, with the Los Angeles, California offices of InterGroup beginning July 1, 1998. Effective October 31, 1998, the Company and Santa Fe also terminated their office lease and moved to a much smaller space, which should result in additional cost savings.


Nine Months Ended September 30, 1998 Compared to Nine Months
Ended September 30, 1997

Comparison of operating results for the nine months ended September 30, 1998 to the nine months ended September 30, 1997, shows that net income increased 10.3% from $897,619 to $990,059, resulting from a 12.8% increase in total revenues, partially offset by a 22.2% increase in costs and expenses.

The 12.8% increase in total revenues from $1,848,837 to $2,085,696 was primarily attributable to a 19.8% increase in partnership income from $1,866,018 to $2,235,406, partially offset by a $40,319 decrease in dividend and interest income and a $214,999 net investment loss during the nine month period. The increase in partnership income is primarily attributable to an increase in the average daily room rate without a significant reduction in occupancy rates and greater garage lease income.

The decline in dividend and interest income and the net investment loss reflects management's decision to reduce the size of the Company's investment portfolio and eliminate its margin positions beginning in the second quarter. The net investment loss also reflects a write-down on one of the Company's investments and management's continuing efforts to reposition Company's investment portfolio by selling certain of its underperforming securities. The Company was successful in an eliminating its margin positions by the end of the quarter and management believes that this more conservative approach should reduce the Company's overall investment risk in what has become a very challenging and difficult global economic environment.

Realized investment gains and losses may fluctuate significantly from period to period in the future and could have a meaningful effect on the Company's net earnings. However, the amount of realized investment gain or loss for any given period may have no predictive value, and variations in amount from period to period may have no practical analytical value.

The increase in costs and expenses from $349,356 to $426,789 is primarily attributable to margin interest and trading expenses in the amount of $44,372 associated with the Company's investing activities, an increase in professional and outside service fees and a 3.1% increase in general and administrative expenses. The increase in professional, and outside service fees from $106,015 to $131,527 primarily reflects the accrual of annual audit and professional fees for the current fiscal year. The modest increase in general and administrative expenses reflects adjustments in the Company's proportionate share of operating expenses with its parent, Santa Fe, and higher administrative costs and direct and indirect costs associated with the management of the Company's investments, including its partnership asset.


LIQUIDITY AND SOURCES OF CAPITAL

The Company's cash flows are primarily generated by its investment in the Justice Investors limited partnership, which derives the majority of its income from its lease with Felcor and a lease with Evon Garage Corporation. In addition to its monthly limited partnership distributions from Justice Investors, the Company also receives monthly management fees as a general partner. The Company also derives revenue from the investment of its cash and securities assets.

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

As of June 30, 1998, the Company was successful in eliminating its margin positions in its securities portfolio. As a result the Company's current liabilities were reduced to $179,428 as of September 30, 1998 with current assets of $1,072,069. The Company remains liquid with a current ratio of approximately 6 to 1 at the end of the third quarter of 1998. Management believes that its capital resources are currently adequate to meet its short- and long-term obligations.

YEAR 2000 ISSUES

The Company has been aware of the potential implications that the "Year 2000" issue could have on its business and, as a result, has started the process of determining what, if any, steps the Company must take to cure any computer software or hardware problems associated with the year 2000. Based on preliminary discussions with the Company's outside service providers and the software and hardware vendors, the Company has determined that it should not incur any material liability to upgrade computer software and hardware to accommodate the year 2000. The Company expects to be fully year 2000 compliant by June of 1999.


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

Date:    November 13, 1998

by /s/   John V. Winfield
-------------------------------------
         John V. Winfield, President,
         Chairman of the Board and
         Chief Executive Officer


Date:    November 13, 1998

by /s/   L. Scott Shields
-------------------------------------
         L. Scott Shields, Treasurer
         and Chief Financial Officer