Form 10KSB
period 1998-12-31
PORTSMOUTH SQUARE INC
filed 1999-03-29
CIK 79661

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                        ----------------------
                              FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998 or

[ ] 	Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from ____ to ____

Commission file number 0-4057

                            PORTSMOUTH SQUARE, INC.
                            -----------------------
                (Name of Small Business Issuer in Its Charter)

             California                                    94-1674111
             ----------                                    ----------
     (State or Other Jurisdiction of                     (IRS Employer
      Incorporation or Organization)                     Identification No.)



    11315 Rancho Bernardo Road, Suite 129 San Diego, California    92127-1463
    -----------------------------------------------------------    ----------
          (Address of Principal Executive Offices)                 (Zip Code)

                                (619) 673-4722
                                --------------
               (Registrant's Telephone Number, Including Area Code)

       Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, No Par Value
                          --------------------------
                                Title of Class

    Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [X]   No [ ]

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

    The issuer's revenues for its most recent fiscal year were $2,846,750.

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of issuer computed by reference to the price at which the common equity was sold on March 3, 1999 was $3,650,869.

    The number of shares outstanding of issuer's No Par Value Common Stock, as of March 23, 1999, was 734,183.

                  DOCUMENTS INCORPORATED BY REFERENCE

    The following documents are incorporated by reference: Proxy Statement for Annual Meeting of Shareholders to be held May 4, 1999 which is incorporated by reference into Part III, Items 9 through 12. The Company's definitive Proxy Statement will be filed within one hundred twenty (120) days of the end of the fiscal year covered by this Form 10-KSB pursuant to Regulation 14A.

    Transitional Small Business Disclosure Format:  Yes [ ]    No [X]




                            TABLE OF CONTENTS

PART I                                                               PAGE
------                                                               ----
  Item  1.  Description of Business.                                   3

  Item  2.  Description of Property.                                   4

  Item  3.  Legal Proceedings.                                         5

  Item  4.  Submission of Matters to a Vote of Security Holders.       6

PART II
-------
  Item  5.  Market For Common Equity and Related                       6
             Stockholder Matters.

  Item  6.  Management's Discussion and Analysis of Financial          7
             Condition and Results of Operations.

  Item  7.  Financial Statements and Supplementary Data.               9

  Item  8.  Changes in and Disagreements With Accountants on          19
             Accounting and Financial Disclosure.

PART III
--------
  Item  9.  Directors, Executive Officers, Promoters and              19
             Control Persons; Compliance With Section 16(a) of The Exchange Act.

  Item 10.  Executive Compensation.                                   19

  Item 11.  Security Ownership of Certain Beneficial Owners and       19
             Management.

  Item 12.  Certain Relationships and Related Party Transactions.     19

  Item 13.  Exhibits, Financial Statement Schedules, and              20
             Reports on Form 8-K.

  SIGNATURES                                                          28

                              PART I

Item 1.  Description of Business.

BUSINESS DEVELOPMENT

Portsmouth Square, Inc. ("Portsmouth" or the "Company") is a California corporation, incorporated on July 6, 1967, to purchase a substantial interest in a California limited partnership known as Justice Investors. Justice Investors was formed to purchase certain real property in San Francisco, California and to construct a hotel thereon.

Portsmouth has a 49.8% limited partnership interest in Justice Investors and also serves as one of the two general partners. The other general partner, Evon Garage Corporation ("Evon"), acts as the managing general partner. There are approximately 91 limited partners in Justice Investors.


BUSINESS OF ISSUER

The Company's principal business is conducted through its general and limited partnership interest in Justice Investors. Justice Investors owns the land improvements and leaseholds at 750 Kearny Street, San Francisco, California commonly known as the Holiday Inn Financial District/Chinatown. The most significant income source is a lease between the partnership and Felcor Lodging Trust, Inc. ("Felcor", NYSE: FCH) for the hotel portion of the property. The partnership also derives income from its lease of the garage portion of the property to Evon. As a general partner, Portsmouth has become more active in monitoring the operations of the hotel and the parking garage as part of its effort to improve revenues.

The Company also derives income from management fees as a general partner in Justice Investors and from the investment of its cash and securities assets. The Company has invested in income-producing instruments, equity and debt securities and will consider other investments if such an investment will offer growth or profit potential.


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

EMPLOYEES

As of December 31, 1998, the Company had two full-time employees and one part-time employee. The employees are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

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

The property is subject to a first deed of trust securing a loan from Wells Fargo Bank. As of December 31, 1998, the principal balance on the note was $2,604,686. The loan provides for a maximum borrowing of $6.8 million and has the characteristics of a line of credit with certain declining maximum borrowings available at the end of each year. The major portion of the debt is carried at LIBOR plus 2% and there is a monthly adjustment to that rate. The remainder of the debt is carried at the prime rate and also adjusted monthly.

On March 15, 1995, an amended and restated lease was entered into by Justice Investors with an effective date of January 1, 1995. That lease was assumed by Felcor, effective July 28, 1999. The initial term of the new lease is for a 10-year term expiring on December 31, 2004. The lessee also has an option to renew the lease for one additional term of five years which would extend the lease to December 31, 2009. The lease requires the lessee to pay an annual rent of the greater of twenty percent (20%) of gross room revenues or $2,500,000 plus fifty percent (50%) of total revenues from the demised premises less operating expenses, base rent and capital requirements.

The lease also required the lessee and Justice Investors to make substantial capital improvements and renovations to the hotel property. A rehabilitation budget of more than $8 million was set forth in the new lease agreement, of which the partnership was responsible for $2 million and the lessee was responsible for the remainder. As of December 31, 1998, the partnership had paid all of its $2 million commitment. Rehabilitation and renovation of the guest rooms, hallways, elevators and safety systems was substantially completed during 1998. Renovation of the lobby and other public areas commenced in December of 1998 and further improvements are expected to be made in the future to meet standards for Holiday Inn Select hotels. The financial responsibility for those improvements rests with Felcor.

Under the terms of the lease, the lessee is responsible for all maintenance and repairs to the property, certain capital improvements, taxes and insurance. In the opinion of management the property is adequately covered by insurance.

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

The Company may also look for new real estate investment opportunities in hotels, apartments, office buildings and shopping centers. The acquisition of any new real estate investments will depend on the Company's ability to find suitable investment opportunities and the availability of sufficient financing to acquire such investments. To help fund any such acquisition, the Company plans to borrow funds to leverage its investment capital. The amount of this mortgage debt will depend on a number of factors including, but not limited to, the availability of financing and the sufficiency of the project's projected cash flows to support the operations and debt service.

The Company has also invested in income producing instruments, equity and debt securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain. Those investments are made under the direction of the Company's Chairman and President. The Company primarily will invest in securities priced above $5.00 a share of companies listed on the New York and American Stock Exchanges and the Nasdaq National Stock Market. Although most of the Company's marketable securities investments are in companies listed on those stock markets, the overall investment portfolio and some of the Company's investment strategies could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. The Company may realize gains and losses in its overall investment portfolio from time to time to take advantage of market conditions and/or manage the portfolio's resources and the Company's tax liability. The Company may also assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management.



Item 3.  LEGAL PROCEEDINGS

On May 30, 1996, Portsmouth was served with a personal injury action entitled Taylor v. Raybestos-Manhattan, et al., San Francisco Superior Court Case No. 977148. The suit, which was filed on March 26, 1996, named more than 60 defendants, including Evon Garage Corporation, and alleged injuries suffered as a result of exposure to asbestos-containing materials. The Complaint sought an unspecified amount of damages including recovery for loss of income and medical expenses. Portsmouth was defended through its insurance carrier under a reservation of rights. On September 16, 1997, the trial court granted the Company's motion for summary judgment dismissing it from the lawsuit. That judgment became final on April 13, 1998 and was not appealed.

Item 4.  Submission of Matters to a Vote of Shareholders.

No matters were submitted to a vote of shareholders during the fourth quarter of Registrant's fiscal year ended December 31, 1998.




                             PART II

Item 5.  Market For Common Equity and Related Stockholder Matters

MARKET

Portsmouth's common stock is traded over-the-counter. Quotes for its stock are printed in the National Quotation Bureau's Non-NASDAQ Price Report. The Company's trading symbol is PRSI.

The following table sets forth the high and low bid prices as of the end of each full quarterly period for the last two fiscal years as reported on the National Quotation Bureau's Non-NASDAQ Price Report.


              1998                                   High         Low
              ----                                   ----         ---
     	First Quarter (1/1 to 3/31)                  $ 17.50      $ 16.63
      Second Quarter (4/1 to 6/30)                 $ 18.00      $ 17.50
      Third Quarter (7/1 to 9/30)                  $ 16.13      $ 17.88
      Fourth Quarter (10/1 to 12/31)               $ 18.00      $ 16.75

              1997
              ----
      First Quarter (1/1 to 3/31)                  $ 24.00      $ 21.50
      Second Quarter (4/1 to 6/30)                 $ 34.00      $ 23.25
      Third Quarter (7/1 to 9/30)                  $ 32.00      $ 18.00
      Fourth Quarter (10/1 to 12/31)               $ 20.00      $ 17.50


Such over-the-counter market quotations reflect inter-dealer prices and do not include retail markup, markdown or commission and may not necessarily represent actual transactions.

DIVIDENDS

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

RESULTS OF OPERATIONS

The Company's principal sources of revenue continue to be derived from its 49.8% interest in the Justice Investors limited partnership and income received from the investment of its cash and securities assets. The partnership derives most of its income from a lease of its hotel property to Felcor and from a lease with Evon Garage Corporation.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Comparison of operating results for the year ended December 31, 1998 to the year ended December 31, 1997 shows that net income increased 11.0%, resulting from a net increase in total revenues of 13.0%, partially offset by a 18.6% increase in costs and expenses.

The 13.0% net increase in total revenues from $2,585,792 to $2,923,747 was primarily due to a 18.0% increase in partnership income from Justice Investors from $2,560,805 to $3,021,878, partially offset by a 57.4% decrease in dividend and interest income from $115,586 to $49,165 and a $86,001 change in other income/loss from income of $28,501 to a loss of $57,500.

The increase in partnership income is primarily attributable to a 13.3% increase in hotel rental income as a result of an increase in the average daily room rate without a significant reduction in occupancy rates. The decrease in dividend and interest income and losses on marketable securities were due to management's continuing efforts to reposition the Company's investment portfolio by selling certain of its underperforming securities. The change in other income/loss is primarily due to a write-down of one of the Company's investments of $87,500.

Realized gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a meaningful effect on the Company's net earnings. However, the amount of realized gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

The 18.6% increase in costs and expenses from $483,962 to $574,299 is primarily attributable to a 33.7% increase in professional and outside service fees from $128,678 to $172,155 and the 115.4% increase in margin interest expense from $32,810 to $70,695. The increase in professional and outside service fees reflects the accrual for the annual audit and an increase in professional consulting fees related to the Company's investment activities. The increase in the margin interest expense is due to the maintenance of a higher margin balance in the current year.

Beginning July 1, 1998, certain accounting and administrative functions of the Company and its parent corporation, Santa Fe Financial Corporation ("Santa Fe") were consolidated with the Los Angeles, California offices of The InterGroup Corporation. Effective October 31, 1998, the Company and Santa Fe also terminated their office lease and moved to a much smaller space in an effort to reduce expenses.


LIQUIDITY AND SOURCES OF CAPITAL

The Company's cash flows are primarily generated by its investment in the Justice Investors limited partnership, which derives the majority of its income from its lease with Felcor and a lease with Evon. In addition to its monthly limited partnership distributions from Justice Investors, the Company also receives monthly management fees as a general partner. The Company also derives revenue from the investment of its cash and securities assets.

As a result of increases in the amount of rental income from the hotel lease, the general partners of Justice Investors decided that there would be a special one-third increase in the monthly distribution to limited partners effective with the February 1997 distribution. As a result, Portsmouth's monthly distribution increased to $139,440 from $109,580. In February 1998, the general partners decided to continue monthly distributions at the higher monthly rate for another year. The increases in monthly distributions were clearly identified as special distributions and, at any time, unforeseen circumstances could dictate a change in the amount distributed. The general partners will continue to conduct an annual review and analysis to determine an appropriate monthly distribution for the ensuing year. At that time, the monthly distribution could be decreased or increased. In addition, Portsmouth received $557,760 as its share of a special distribution paid to the limited partners on December 10, 1997 and $697,200 as its share of a special distribution paid on December 10, 1998. Those additional distributions were also clearly identified as special, and the limited partners were informed that there was no guarantee that such distributions would continue, especially if the partnership was to participate financially in the future upgrading of the public areas of the hotel. During 1998, the Company received distributions totaling $2,509,920 from Justice Investors.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as available-for-sale and unrealized gains and losses, net of deferred taxes, are included in accumulated other comprehensive income. As of December 31, 1998, the Company had a net unrealized loss on marketable securities of $50,777 after tax, which consists of pre-tax unrealized gains of $141,387 and pre-tax unrealized losses of $229,032.

At December 31, 1998, the Company's current assets were $2,851,431. The Company remains liquid with a current ratio of approximately 2.6 to 1 at the end of the year. Management believes that its capital resources are currently adequate to meet its short and long-term obligations.

YEAR 2000 ISSUES

The Company is aware of the potential implications of the year 2000 ("Y2K") issue could have on its business and as a result, is in the process of determining what, if any, steps the Company must take to cure any potential software or hardware problems associated with Y2K. The Company has hired professional outside consultants to assist it in addressing its Y2K needs. The Company's plans include upgrading existing software applications to make them Y2K compliant, replacing some hardware required by software upgrades, purchasing new computer hardware and upgrading its computer network and communication systems. The Company has also contacted its suppliers of various services and materials regarding their readiness and plans for Y2K.

Based on preliminary discussions with the Company's outside consultants, service providers and software and hardware vendors, the Company has determined that its systems, both information technology and non-information technology, are not reasonably likely to be impacted by Y2K and that the costs to complete the Y2K compliance will not have a material effect on the Company's financial position or results of operations. Management expects to be Y2K compliant by September 30, 1999.


IMPACT OF INFLATION

Since the Company's primary source of revenue is its partnership investment in Justice Investors, the impact of inflation on Portsmouth should be viewed at the partnership level. As discussed above, partnership income is primarily dependent on hotel lease revenues. Hotel room rates are typically impacted by supply and demand factors, not inflation, since rental of a hotel room is usually for a limited number of nights. Room rates can be, and usually are, adjusted to account for inflationary cost increases. To the extent that the hotel lessee is able to adjust room rates, there should be minimal impact on partnership revenues due to inflation. Partnership revenues are also subject to interest rate risks which may be influenced by inflation. For the two most recent fiscal years, the impact of inflation on the Company's income is not viewed by management as material.


Item 7. Financial Statements

INDEX TO FINANCIAL STATEMENTS                                    PAGE

Report of Independent Accountants                                 10
Balance Sheet - December 31, 1998                                 11
Statements of Income and Comprehensive Income - Years Ended       12
  December 31, 1998 and 1997
Statements of Shareholders' Equity                                13
Statements of Cash Flows - Years Ended                            14
  December 31, 1998 and 1997
Notes to the Financial Statements                                 15

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Portsmouth Square, Inc.

In our opinion, the accompanying balance sheet and the related statements of income and comprehensive income, of cash flows, and of changes in shareholders' equity present fairly, in all material respects, the financial position of Portsmouth Square, Inc. at December 31, 1998, and the results of its operations and its cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP


Los Angeles, California
March 23, 1999


                           PORTSMOUTH SQUARE, INC.

                                BALANCE SHEET


As of December 31,                                                 1998
                                                                   ----
ASSETS
  Cash and cash equivalents                                 $    74,466
  Investment in marketable securities                         2,387,046
  Investment in Justice Investors                             1,846,072
  Other investments                                             100,000
  Other assets                                                  277,253
  Due from Santa Fe Financial Corp.                              12,666
                                                              ---------
    Total assets                                            $ 4,697,503
                                                              =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Due to securities broker                                  $ 1,018,779
  Accounts payable and accrued expenses                          65,825
  Obligations for securities sold                                12,870
                                                              ---------
    Total liabilities                                         1,097,474
                                                              ---------

Commitments and contingencies

Shareholders' equity
  Common stock, no par value:
    Authorized shares - 750,000
    Issued and outstanding shares - 734,183                   2,092,300
  Additional paid-in-capital                                    915,676
  Accumulated other comprehensive income,
    net of deferred taxes                                       (50,777)
  Retained earnings                                             642,830
                                                              ---------
    Total shareholders' equity                                3,600,029
                                                              ---------
    Total liabilities and shareholders' equity              $ 4,697,503
                                                              =========

See accompanying notes to financial statements.

                                PORTSMOUTH SQUARE, INC.

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


For years ended December 31,                             1998           1997
                                                  -----------     ----------
Revenues
  Equity in net income of Justice Investors       $ 3,021,878     $ 2,560,805
  Dividend and interest income                         49,165         115,586
  Net losses on marketable securities                 (89,796)       (119,100)
  Other income (loss)                                 (57,500)         28,501
                                                    ---------       ---------
                                                    2,923,747       2,585,792
                                                    ---------       ---------

Costs and expenses
  General and administrative                          331,449         322,474
  Professional and outside services                   172,155         128,678
  Margin interest expense                              70,695          32,810
                                                    ---------       ---------
                                                      574,299         483,962
                                                    ---------       ---------
Income before income taxes                          2,349,448       2,101,830

Income taxes                                          938,294         831,193
                                                    ---------       ---------
Net income                                        $ 1,411,154     $ 1,270,637
                                                    =========       =========

Basic earnings per share                          $      1.92     $      1.71
                                                    =========       =========

Weighted average number of shares outstanding         734,183         744,027
                                                    =========       =========

Comprehensive income
  Net income                                      $ 1,411,154     $ 1,270,637
    Other comprehensive income
     Unrealized holding gain (loss)
      on marketable securities                       (331,868)        269,316
    Reclassification adjustment for holding
     gain (loss) included in net earnings              89,796        (119,100)
    Income tax benefit (expense) related to
     other comprehensive income                        94,819         (76,947)
                                                    ---------       ---------
  Total comprehensive income                      $ 1,263,901     $ 1,343,906
                                                    =========       =========

See accompanying notes to financial statements



                                     PORTSMOUTH SQUARE, INC.

                               STATEMENT OF SHAREHOLDERS' EQUITY


                      Common Stock                         Accumulated       Retained
                    ----------------        Additional     other             earnings
                    Common                  Paid-in        comprehensive    (accumulated
                    Stock     Amount        Capital        income            deficit)           Total
                    ------    ------        ---------      -------------     -----------        -----

Balance at
December 31, 1996   750,000  $2,092,300    $1,240,291      $  23,207        $(1,298,196)   $2,057,602

Net income                                                                    1,270,637     1,270,637

Dividends paid                                                                 (373,674)     (373,674)

Purchase and
 retirement of
 common stock       (15,817)                 (324,615)                                       (324,615)

Unrealized holding
 gain on marketable
 securities, net
 of tax                                                       73,269                           73,269
                    -------    ---------    ---------       --------         ---------      ---------

December 31, 1997   734,183    2,092,300      915,676         96,476          (401,233)     2,703,219

Net income                                                                   1,411,154      1,411,154

Dividends paid	                                                               (367,091)      (367,091)

Unrealized holding
 loss on marketable
 securities, net
 of tax	                                                     (147,253)                       (147,253)
                     -------   ---------      ---------      --------         ---------      --------

December 31, 1998    734,183  $2,092,300     $  915,676    $  (50,777)       $  642,830    $3,600,029
                     =======   =========      =========     =========         =========     =========

See accompanying notes to financial statements.

<CAPTION

                             PORTSMOUTH SQUARE, INC.

                             STATEMENTS OF CASH FLOWS


For the years ended December 31,                          1998             1997
                                                          ----             ----
Operating activities
Net income                                         $ 1,411,154      $ 1,270,637
Adjustments to reconcile net income to
  net cash used by operating activities:
    Equity in net income of Justice Investors       (3,021,878)      (2,560,805)
    Net losses on marketable securities                 89,796          119,100
    Write-down of other investments	                     87,500               -
    Change in assets and liabilities:
      Other assets                                     (61,409)         (78,176)
      Due from Santa Fe Financial Corporation          (30,169)         (29,628)
      Accounts payable and other liabilities          (120,580)          36,060
                                                     ---------        ---------
       Net cash used in operating activities        (1,645,586)      (1,242,812)
                                                     ---------        ---------

Investing activities
Cash distributions from Justice Investors            2,509,920        2,196,180
Purchase of marketable securities                   (6,199,520)      (3,129,471)
Proceeds from sales of marketable securities         5,452,957        2,345,304
Purchase of other investments                         (100,000)        (100,000)
                                                     ---------        ---------
       Net cash provided by investing activities     1,663,357        1,312,013
                                                     ---------        ---------

Financing activities
Increase in due to securities broker                   354,568          664,211
Obligations for securities sold                         12,870                -
Purchase and retirement of common stock            	       -         (324,615)
Dividends paid                                        (367,091)        (373,674)
                                                     ---------        ---------
Net cash provided by (used in)
       financing activities                                347          (34,078)
                                                     ---------        ---------
Net increase in cash and
  cash equivalents                                      18,118           35,123
Cash and cash equivalents at the
  beginning of the year                                 56,348           21,225
                                                     ---------         --------
Cash and cash equivalents at end of year            $   74,466       $   56,348
                                                     =========         ========

Supplemental information
Income taxes paid, net of refunds                   $1,097,000       $  815,000
                                                     =========        =========

Margin interest paid                                $   70,695       $   32,810
                                                     =========        =========


See accompanying notes to financial statements.

                         PORTSMOUTH SQUARE, INC.

                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business

As of December 31, 1998, Santa Fe Financial Corporation ("Santa Fe") holds 493,687 shares or approximately 67.2% of the outstanding common shares of Portsmouth Square, Inc. ("Portsmouth" or the "Company"). Portsmouth's primary source of revenues is from its 49.8% interest in Justice Investors, a California limited partnership in which Portsmouth serves as both a general and limited partner (see Note 3). Justice Investors owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California, commonly known as the Holiday Inn Financial District/Chinatown. Justice Investor's most significant income source is a lease between the partnership and Felcor Lodging Trust, Inc. for the hotel portion of the property.
The partnership also derives income from the lease of the garage portion of the property to Evon Garage Corporation. The Company also derives revenue from management fees as a general partner and from the investment of its cash and securities assets.

During 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 established standards for disclosure about operating segments and related disclosures about products and services, geographic areas and major customers. The Company currently operates in one business segment, as a general and limited partner in Justice Investors.

Cash Equivalents

The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

Investment in Marketable Securities

The Company has classified its portfolio of marketable securities as available-for-sale and has reported it at fair value, as primarily determined by quoted market prices, with unrealized gains and losses, net of deferred taxes, reported in accumulated other comprehensive income. Any unrealized gains or losses related to short positions are recognized in earnings in the current period. The Company borrows funds from securities brokers to purchase marketable securities under standard margin agreements.

Realized gains and losses are included in net losses on marketable securities. The cost of securities sold is determined based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in dividend and interest income.

Obligations for Securities Sold

Obligations for securities sold represents the fair market value of shares sold with the promise to deliver the security at some future date. The obligation may be satisfied with current holdings of the same security or by subsequent purchase of that security. Unrealized gains and losses from changes in the obligation are included in earnings.

Revenue Recognition

During 1998 and 1997, the Company's major source of revenue was its 49.8% interest in Justice Investors, a limited partnership which owns and leases a hotel in San Francisco, California, in which the Company is both a limited and general partner (see Note 3). The Company accounts for its investment in Justice Investors by the equity method.

Basic Earnings per Share

Basic earnings per share are calculated based upon the weighted average number of common shares outstanding during each fiscal year. As of December 31, 1998 and 1997, the Company did not have any potentially dilutive securities outstanding; and therefore, does not report diluted earnings per share.

Accounting for Impairment of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows generated by those assets are less that their carrying value. During 1998 and 1997, the Company did not record any impairment losses.


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

Income Taxes

Deferred income taxes are determined using the liability method. A deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates. Based on the Company's earning history and projections, management considers the Company's net deferred tax assets to be realizeable. Accordingly, no valuation allowance has been established.


NOTE 2 - INVESTMENT IN MARKETABLE SECURITIES

The following is a summary of the Company's investment in marketable securities:

                                        Gross          Gross
                                      Unrealized     Unrealized        Fair
                         Cost           Gains          Losses          Value
                      ---------       ----------     ----------      ---------
December 31, 1998
Equity securities    $2,411,359       $  140,519     $ (229,032)    $2,322,846
Debt securities          60,332            3,868              -         64,200
                      ---------        ---------      ---------      ---------
                     $2,471,691       $  144,387     $ (229,032)    $2,387,046
                      =========        =========      =========      =========

December 31, 1997
Equity securities    $1,478,681       $  278,599     $ (152,448)    $1,604,832
Debt securities         237,688	          35,012              -        272,700
                      ---------        ---------      ---------      ---------
                     $1,716,369       $  313,611     $ (152,448)    $1,877,532
                      =========        =========      =========      =========


Gross realized gains and losses on sales of marketable securities totaled $498,270 and $588,067, respectively, for the year ended December 31, 1998, and $200,608 and $319,708, respectively, for the year ended December 31, 1997.

As of December 31, 1998, all of the Company's debt securities mature on July 15, 2003.

NOTE 3 - INVESTMENT IN JUSTICE INVESTORS

Condensed financial statements for Justice Investors, a limited partnership, in which Portsmouth Square, Inc. has a 49.8% interest, are as follows:

                        CONDENSED BALANCE SHEETS
                                                                 December 31,
                                                               1998         1997
                                                               ----         ----
Assets

Total current assets                                     $1,696,404    $ 500,374
Property, plant and equipment, net of accumulated
 depreciation of $10,999,473 in 1998 and
 $10,607,195 in 1997                                      5,576,210    5,968,488
Loan fees and deferred lease costs, net of accumulated
 amortization of $116,783 in 1998 and $85,741 in 1997       193,629      224,671
                                                          ---------    ---------
                                                         $7,466,243    6,693,533
                                                          =========    =========

Liabilities and partners' equity
Total current liabilities                                $   57,292    $ 293,166
Long-term liabilities - Note B                            2,604,686    2,624,127
Partners' capital - Note C                                4,804,265    3,776,240
                                                          ---------    ---------
                                                         $7,466,243    6,693,533
                                                          =========    =========

                         CONDENSED STATEMENTS OF OPERATIONS

                                                                 Years ended
                                                                 December 31,
                                                               1998         1997
                                                               ----         ----
Revenues - Note A                                        $7,036,744    6,194,532
Costs and expenses                                          968,716    1,052,354
                                                          ---------    ---------
Net income                                               $6,068,028    5,142,178
                                                          =========    =========

</TABLE

Note A - Revenues include $1,337,833 and $1,212,491 for the years ended
December 31, 1998 and 1997, respectively, of garage rental income from the garage lessee who is also the managing general partner of Justice Investors.

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

Note B - During 1995, Justice Investors refinanced its long-term debt obligations. The long-term debt at December 31, 1998 and 1997 consists of revolving, reducing line of credit agreement payable to Wells Fargo Bank which is collateralized by a trust deed on land, hotel property and the Partnership's interest in hotel and garage leases. The line of credit agreement provides for maximum borrowings at December 31, 1998 of approximately $6,800,000 with an annual reduction of the maximum borrowings to approximately $4,500,000 at the December 31, 2004 maturity date and generally provides for interest at LIBOR plus 2% per annum (the annual rate on $4,000,000 of principal is guaranteed not to exceed 11.5%).

Note C - During each of the years ended December 31, 1998 and 1997, total annual distributions to partners amounted to approximately $5,040,000 and $4,410,000.


NOTE 4 - DUE TO SECURITIES BROKER

A securities broker has advanced funds for the purchase of, and secured by, marketable securities under standard margin agreements in accordance with and subject to the limitations of 17CFR Section 240 15c3-3 under the Securities
Exchange Act of 1934 and Section #220.6 of Regulation T issued by the Board of
Governors of the Federal Reserve System. The interest rate on advances or cash on deposit can vary daily with money market rates. The interest rate on margin balances is based on the Federal Funds rate plus 0.875% (6.125% at December 31, 1998). The interest rate on cash or deposits is based on the Federal Funds rate less 0.5% (4.75% at December 31, 1998). The interest rate on interest rebates in connection with short positions is based on the Federal Funds rate less 0.375% (4.875% at December 31, 1998).


NOTE 5 - INCOME TAXES

The provision for income taxes consists of the following:


                                                             December 31,
                                                         1998            1997
                                                         ----            ----
 Federal
   Current                                         $  799,995      $  689,632
   Deferred (credit)                                  (59,695)        (53,883)
                                                      -------         -------
                                                      740,300         635,749
                                                      -------         -------

 State
   Current                                            212,622         206,598
   Deferred (credit)                                  (14,628)        (11,154)
                                                      -------         -------
                                                      197,994         195,444
                                                      -------         -------
                                                   $  938,294      $  831,193
                                                      =======         =======

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

                                                           Years ended
                                                           December 31,
                                                        1998         1997


  Statutory federal tax rate                            34.0%        34.0%
  State income taxes, net of federal tax benefit         6.1          6.1
  Other                                                 (0.2)        (0.5)
                                                         ---          ---
                                                        39.9%        39.6%
                                                        ====         ====

The components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:


                                                           Years ended
                                                           December 31,
                                                        1998           1997
                                                        ----           ----
 Deferred tax assets
   State income taxes                              $  75,913      $  70,243
   Capital loss carryforwards                        149,988         50,052
   Other miscellaneous differences                     1,391          1,875
                                                     -------        -------
      Deferred tax assets                          $ 227,292      $ 122,170
                                                     =======        =======
Deferred tax assets (liabilities)
   Unrealized gains (losses)on marketable
     Securities                                    $   3,069      $ (64,687)
                                                    ========       ========

NOTE 6 - RELATED PARTY TRANSACTIONS

Certain shared costs and expenses, primarily administrative salaries, rent and insurance, are allocated between the Company and Santa Fe based on management's estimate of the pro rata utilization of resources. Total shared costs and expenses allocated to the Company approximated $213,900 and $188,000 during the years ended December 31, 1998 and 1997, respectively. In addition, The InterGroup Corporation, the parent of Santa Fe, allocates corporate expenses to the Company based on InterGroup's management's estimate of the pro rata utilization of resources. For the years ended December 31, 1998 and 1997, these expenses were approximately $81,000 and $75,000 respectively.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

During 1996, the Company was served with a personal injury action in the San Francisco Superior Court. The suit named more than 60 defendants, including the managing general partner of Justice Investors and alleged injuries suffered as a result of exposure to asbestos-containing materials. The complaint sought an unspecified amount of damages. The Company was defended through its insurance carrier under a reservation of rights. During 1997, the trial court granted Company's motion for summary judgment. That judgment became final April 13, 1998 and was not appealed. Since the Company's insurance carrier paid the cost of the defense, the resolution of this claim did not have any effect on the Company's financial position.


Item 8. Changes in Accountants.

None.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a)of The Exchange Act.

Item 10.  Executive Compensation.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

Item 12.  Certain Relationships and Related Party Transactions.

The information for Part III, Items 9 through 12, are hereby incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 1999, which will be filed with the Commission within one hundred twenty (120) days of the close of the fiscal year pursuant to Regulation 14A.

Item 13.  Exhibits and Reports on Form 8-K.

(a) Listing of Exhibits by Table Number

Set forth below is an index of applicable exhibits filed with this report according to exhibit table number.

           Exhibit                                                   Page
           -------                                                   ----

          3.  Articles of Incorporation and Bylaws                     *

          4.  Instruments defining the rights of Security              *
              Holders, including indentures (see Articles of Incorporation and Bylaws)

         22. Published report regarding matters submitted to vote of Security Holders - Proxy Statement for Annual Meeting of Shareholders to be held May 4, 1999, which will be filed with the Commission within one hundred twenty (120) days of the fiscal year pursuant to Regulation 14A

         27.  Financial Data Schedule                                  29

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

(c) Financial Statements and Schedules Required by Regulation S-X

The following financial statements of Justice Investors are included in
Item 13:
                                                              PAGE
                                                              ----

Independent Auditor's Report                                   21
Balance Sheets - December 31, 1998 and 1997                    22
Statements of Income and Partners' Capital - Years             23
  Ended December 31, 1998 and 1997
Statements of Cash Flows - Years Ended                         24
  December 31, 1998 and 1997
Notes to Financial Statements - December 31, 1998 and 1997     25


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

                            January 27, 1999

Managing General Partner
Justice Investors
(A Limited Partnership)
San Francisco, California

                   Independent Auditor's Report
                   ----------------------------

We have audited the accompanying balance sheets of Justice Investors ( A Limited Partnership) as of December 31, 1998, and 1997, and the related statements of income and partners' capital and cash flows years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Justice Investors (A Limited Partnership) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for years then ended, in conformity with generally accepted accounting principles.



/s/ COLLIER AND MARKOWITZ
Certified Public Accounts

                           JUSTICE INVESTORS
                        (A LIMITED PARTNERSHIP)

                             BALANCE SHEETS

                       December 31, 1998 and 1997
                       --------------------------

                                                       1998           1997
                                                       ----           ----
                                   ASSETS
                                   ------
Current assets
  Cash                                             $    3,265     $        -
  Rents receivable                                  1,688,253        465,751
  Prepaid expenses                                      4,886         34,623
                                                    ---------       --------
       Total current assets                         1,696,404        500,374
                                                    ---------       --------
Fixed assets
  Office equipment (net of accumulated
    depreciation of $3,846 in 1998 and
    $2,936 in 1997)                                     1,707          2,617
  Building and improvements (net of accumulated
    depreciation of $10,995,627 in 1998 and
    $10,604,259 in 1997)                            4,450,375      4,841,743
  Land                                              1,124,128      1,124,128
                                                    ---------      ---------
      Total fixed assets                            5,576,210      5,968,488
                                                    ---------      ---------
Other assets
 Loan fees (net of accumulated amortization
   of $110,875 in 1998 and $81,310 in 1997)           177,382        206,947
 Deferred lease costs (net of accumulated
   amortization of $5,908 in 1998 and
   $4,431 in 1997)                                     16,247         17,724
                                                    ---------      ---------
      Total other assets                              193,629        224,671
                                                    ---------      ---------
      Total assets                                 $7,466,243     $6,693,533
                                                    =========      =========

                    LIABILITIES AND PARTNERS' CAPITAL
                    ---------------------------------
Current liabilities
  Trade accounts payable and accrued expenses      $   50,539     $   86,916
  Rents received in advance                               200        206,250
  Accrued interest                                      6,553              -
                                                    ---------      ---------
      Total current liabilities                        57,292        293,166
Long-term liabilities
  Notes payable                                     2,604,686      2,624,127
                                                    ---------      ---------
      Total liabilities                             2,661,978      2,917,293
Commitment - Lease commission
Partners' capital                                   4,804,265      3,776,240
                                                    ---------      ---------
       Total liabilities and partners' capital     $7,466,243     $6,693,533
                                                    =========      =========

The accompanying notes are an integral part of these financial statements.

                            JUSTICE INVESTORS
                         (A LIMITED PARTNERSHIP)

                STATEMENTS OF INCOME AND PARTNERS' CAPITAL

                  Years Ended December 31, 1998 and 1997
                  --------------------------------------

                                                         1998           1997
                                                          ----          ----
Revenues
  Rental income
    Hotel                                           $5,677,119    $4,977,471
    Garage                                           1,337,833     1,212,491
    Other                                                2,400         2,400
                                                     ---------     ---------
      Total rental income                            7,017,352     6,192,362
    Interest income                                          -         2,170
    Miscellaneous income                                19,392             -
                                                     ---------     ---------
      Total revenues                                 7,036,744     6,194,532
                                                     ---------     ---------

Expense
  Interest                                             175,468       241,641
  Depreciation and amortization                        423,320       450,181
  Lease commission                                      56,771        49,776
  Property taxes                                        41,928        41,428
  Repairs and maintenance                                    -         3,208
  General and administrative
    Administrative expenses                            150,000       150,000
    Accounting fees                                      9,999        10,263
    Audit and tax preparation                           25,527        21,700
    Business taxes                                      20,554        18,829
    Bank charges                                         6,935         6,319
    Consultants                                          5,005         2,210
    Franchise taxes                                        800           800
    Insurance expense                                   45,518        39,421
    Legal fees                                           6,178        11,918
    Office expense and miscellaneous                       713         4,660
                                                     ---------     ---------
      Total expenses                                   968,716     1,052,354
                                                     ---------     ---------

Net income                                           6,068,028     5,142,178
Partners' capital at beginning of
  year                                               3,776,240     3,044,061
Less distributions to partners                      (5,040,003)   (4,409,999)
                                                     ---------     ---------
Partners' capital at end of year                    $4,804,265    $3,776,240
                                                     =========     =========

The accompanying notes are in integral part of these financial statements.

                           JUSTICE INVESTORS
                        (A LIMITED PARTNERSHIP)
                       STATEMENTS OF CASH FLOWS
                Years Ended December 31, 1998 and 1997
                --------------------------------------
            Increase (Decrease) in Cash and Cash Equivalents

                                                          1998          1997
                                                          ----          ----
Cash flows from operating activities
  Cash received from tenants                        $5,588,801    $6,079,723
  Interest received                                          -         2,170
  Interest paid                                       (168,915)     (242,973)
  Cash paid for other operating
    activities                                         (357,178     (349,956)
                                                      ---------    ---------
     Net cash provided by operating
        activities                                    5,062,708    5,488,964
                                                      ---------    ---------
Cash flows from investing activities
  Capital expenditures                                        -     (447,793)
                                                      ---------    ---------
Net cash used in
  investing activities                                        -     (447,793)
                                                      ---------    ---------

Cash flows from financing actives
  Distributions to partners                         (5,040,003)   (4,409,999)
  Proceeds from borrowing of long-
    term debt                                        3,992,727     4,375,802
  Principal payments of long-term
    debt                                            (4,012,167)   (5,035,964)
  Payments (advances)-garage lessee                          -             -
                                                    ----------    ----------
     Net cash used in financing
       activities                                   (5,059,443)   (5,070,161)
Net decrease in cash and
  cash equivalents                                       3,265       (28,990)
Cash and cash equivalents at
  beginning of year                                          -        28,990
                                                     ---------     ---------
Cash and cash equivalents at end
of year                                             $    3,265    $        -
                                                     =========     =========
Reconciliation of net income to net
  cash provided by operating
  activities
Net income                                          $6,068,028    $5,142,178
                                                     ---------     ---------
Adjustments to reconcile net income
  to net cash provided by operating
  activities
   Depreciation and amortization                       423,320       450,181
   Rents receivable                                 (1,222,502)     (110,556)
   Prepaid expenses                                     29,737         1,412
   Accounts payable                                    (36,378)        9,164
   Rents paid in advance                              (206,050)       (2,083)
   Interest payable                                      6,553        (1,332)
                                                     ---------     ---------
                                                    (1,005,320)      346,786
                                                     ---------     ---------
Net cash provided by operating
  activities                                        $5,062,708    $5,488,964
                                                     =========     =========
Supplemental disclosures of cash
  flows information:
    Cash paid during the year for:
      Interest                                      $  168,915    $  242,973


The accompanying notes are an integral part of these financial statements.

                         JUSTICE INVESTORS
                      (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS

                    December 31, 1998 and 1997
                    --------------------------

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

Rents Receivable
----------------
Management believes that all rents receivable as of December 31, 1998 and 1997, were fully collectible. Therefore, no allowance for doubtful accounts was recorded.

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

                         JUSTICE INVESTORS
                      (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS

                    December 31, 1998 and 1997
                    --------------------------

LONG-TERM DEBT
--------------
At December 31, 1998 and 1997, long-term debt consisted of the following:


                                                          1998           1997
                                                          ----           ----
  Note payable to Wells Fargo Bank collateralized
  by first deed of trust on land, hotel property
  and the Partnership's interest in hotel and
  garage leases.  The note provided for interest
  at LIBOR PLUS 2% per annum to a total capped
  rate of 11.5% up to $4,000,000 due December
  31, 2004                                            $2,590,000    $2,200,000


  Note payable to Wells Fargo Bank collateralized
  by first deed of trust on land, hotel property
  and the Partnership's interest in hotel and
  garage leases.  The note provided for interest
  at prime rate per annum due December 31, 2004          14,686        424,127
                                                      ---------      ---------
                                                     $2,604,686     $2,624,127
                                                      =========      =========

Under the terms of the revolving reducing line of credit with Wells Fargo Bank, the above notes are subject to a maximum credit limit as follows:

  December 31, 1997                                  7,057,050
  December 31, 1998                                  6,796,678
  December 31, 1999                                  6,506,363
  December 31, 2000                                  6,182,662
  December 31, 2001                                  5,821,736
  December 31, 2002                                  5,419,302
  December 31, 2003                                  4,970,590
  December 31, 2004                                  4,470,275

Maturities of long-term debt for each of the next five years are as follows:

  1999                                              $        -
  2000                                                       -
  2001                                                       -
  2002                                                       -
  Subsequent to 2003                                 2,604,686
                                                     ---------
                                                    $2,604,686
                                                     =========

                        JUSTICE INVESTORS
                      (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS

                    December 31, 1998 and 1997
                    --------------------------

MINIMUM FUTURE RENTALS
----------------------
Minimum future rentals to be received on non-cancelable leases as of December 31, 1998 for each of the next five years and in the aggregate are:

    1999                                         $ 2,761,000
    2000                                           2,761,000
    2001                                           2,761,000
    2002                                           2,761,000
    2003                                           2,761,000
    Subsequent to 2003                             4,305,250
                                                  ----------
                                                 $18,110,250
                                                  ==========

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


RELATED PARTY TRANSACTIONS
--------------------------
Expenses were incurred for services rendered by related parties as follows:

                                                  1998           1997
                                                  ----           ----
  General partners                            $150,000       $150,000
  Legal services                                 6,178         11,918
                                               -------        -------
                                              $156,178       $161,918
                                               =======        =======

The garage lessee, the managing general partner, paid the Partnership $1,337,833 and $1,212,491 during 1998 and 1997, respectively, under the terms of the rental agreement. Rents receivable from the garage lessee at December 31, 1998 and 1997 were $115,794 and $99,046, respectively. Accounts payable to general partners at December 31, 1998 and 1997 were $30,000 and $30,000.

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

                                       PORTSMOUTH SQUARE, INC.


Date:  March 24, 1999              By /s/ John V. Winfield
       --------------                 ----------------------------------------
                                      John V. Winfield, Chairman of the Board,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

Date:  March 24, 1999              By /s/ L. Scott Shields
       --------------                 ----------------------------------------
                                      Treasurer
                                     (Principal Financial Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 24, 1999                  /s/ John V. Winfield
      --------------                  ---------------------------------------
                                      John V. Winfield, Chairman of the Board,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

Date: March 24, 1999                  /s/ L. Scott Shields
      --------------                  ---------------------------------------
                                      Treasurer
                                      (Principal Financial Officer)


Date: March 24, 1999                  /s/ John C. Love
      --------------                  ---------------------------------------
                                      John C. Love,
                                      Director


Date: March 24, 1999                  /s/ William J. Nance
      --------------                  ---------------------------------------
                                      William J. Nance,
                                      Director


Date: March 24, 1999                  /s/ Jerold R. Babin
      --------------                  ---------------------------------------
                                      Jerold R. Babin,
                                      Director


Date: March 24, 1999                  /s/ Josef A. Grunwald
      --------------                  ---------------------------------------
                                      Josef A. Grunwald
                                      Director