Form 10QSB
period 1999-03-31
PORTSMOUTH SQUARE INC
filed 1999-05-14
CIK 79661

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                                FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 1999

                         OR

    [ ]  Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act

    For the transition period from _______ to ________


                           Commission File Number 0-4057

                              PORTSMOUTH SQUARE, INC.

        (Exact Name of Small Business Issuer as Specified in its Charter)

           California                               94-1674111
   (State or Other Jurisdiction of                 (IRS Employer
    Incorporation or Organization)                Identification No.)

Mailing Address:  P.O. Box 270828
                  San Diego, CA 92198-2828

Street Address:   11315 Rancho Bernardo Road, Suite 129
                  San Diego, CA 92127

                                  (619) 673-4722
                (Registrant's Telephone Number, Including Area Code)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 734,183 shares of issuer's No Par Value Common Stock were outstanding as of May 10, 1999.

   Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                     INDEX

                             PORTSMOUTH SQUARE, INC.


PART I. FINANCIAL INFORMATION                                       PAGE NO.

Item 1. Financial Statements

    Balance Sheet--March 31, 1999 (Unaudited)                           3

    Statements of Income and Comprehensive Income
     (Unaudited)--Three Months ended March 31, 1999
      and 1998                                                          4

    Statements of Cash Flow (Unaudited)--Three Months
     ended March 31, 1999 and 1998                                      5

    Notes to Financial Statements--March 31, 1999                       6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             8

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders            10

Item 6. Exhibits and Reports on Form 8-K                               11

SIGNATURES                                                             11

                          PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              PORTSMOUTH SQUARE, INC.

                                  BALANCE SHEET
                                   (Unaudited)
As of March 31,                                              1999
                                                         ------------
Assets
  Cash and cash equivalents                              $   176,037
  Investment in marketable securities                      2,231,907
  Investment in Justice Investors                          1,992,151
  Other investments                                          100,000
  Other assets                                               337,254
                                                          ----------
Total assets                                             $ 4,837,349
                                                          ==========


Liabilities and Shareholders' Equity

Liabilities
  Due to securities broker                               $   809,223
  Income taxes payable                                       134,422
  Accounts payable and accrued expenses                       63,226
  Due to Santa Fe Financial Corp.                             15,963
  Obligations for securities sold                             31,512
                                                          ----------
Total liabilities                                          1,054,346
                                                          ----------
Commitments and contingencies

Shareholders' equity
  Common stock, no par value:
    Authorized shares - 750,000
    Issued and outstanding shares - 734,183                2,092,300
   Additional paid-in capital                                915,676
   Accumulated other comprehensive income,
    	net of deferred taxes                                   (60,017)
   Retained earnings                                         835,044
                                                          ----------

Total shareholders' equity                                 3,783,003
                                                          ----------

Total liabilities and shareholders' equity               $ 4,837,349
                                                          ==========


See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                 (Unaudited)

For three months ended March 31,                   1999            1998
                                               -----------     -----------
Revenues
  Equity in net income of Justice
    Investors                                  $  564,399      $  606,400
  Dividend and interest income                     30,707          18,778
  Net gains on marketable securities              112,651          76,540
  Other income                                     12,000           6,000
                                                ---------       ---------
                                                  719,757         707,718
                                                ---------       ---------

Cost and expenses
  General and administrative                       69,161          84,760
  Professional and outside services                63,366          50,552
  Margin interest expense                          13,883          14,287
                                                ---------       ---------
                                                  146,410         149,599
                                                ---------       ---------

Income before income taxes                        573,347         558,119

Income taxes                                      197,586         193,296
                                                ---------       ---------
Net income                                     $  375,761      $  364,823
                                                =========       =========

Basic earnings per share                       $     0.51      $     0.50
                                                =========       =========
Weighted average number of
  shares outstanding                              734,183         734,183
                                                =========       =========

Comprehensive income
  Net income                                   $  375,761       $ 364,823
    Other comprehensive income:
     Unrealized holding gain (loss)
      on marketable securities                   (170,647)        (58,318)
    Reclassification adjustment for holding
     gain (loss) included in net earnings         112,651          76,540
    Income tax benefit (expense) related to
     other comprehensive income                    48,756          16,662
                                                ---------       ---------
  Total comprehensive income                   $  366,521       $ 399,707
                                                =========       =========


See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.

                            STATEMENTS OF CASH FLOWS
                                 (Unaudited)

For the three months ended                                1999           1998
                                                  ------------   ------------
Operating activities
  Net income                                       $  375,761     $   364,823
  Adjustments to reconcile net income to net
   cash used in operating activities:
    Equity in net income of Justice Investors        (564,399)       (606,400)
    Net gains on marketable securities               (112,651)        (76,540)
    Changes in assets and liabilities:
     Income tax payable                               134,422               -
     Other assets                                     (60,001)         13,628
     Due to Santa Fe Financial Corporation             28,629          15,253
     Accounts payable and accrued expenses             (2,599)         96,436
                                                    ----------     ----------
Net cash used in operating activities                (200,838)       (192,800)
                                                    ----------     ----------

Investing activities
  Cash distributions from Justice Investors           418,320         418,320
  Purchase of marketable securities                  (701,888)     (1,791,597)
  Proceeds from sales of marketable securities        960,437       1,577,812
  Purchase of other investments                             -         (75,000)
                                                    ----------     ----------
Net cash provided by investing activities             676,869         129,535
                                                    ----------     ----------

Financing activities
  Increase (decrease) in due to securities broker    (209,556)        237,772
  Obligations for securities sold                      18,642               -
  Dividends paid                                     (183,546)       (183,546)
                                                    ----------     ----------
Net cash (used in) provided by financing
 activities                                          (374,460)         54,226
                                                    ----------     ----------
Net increase (decrease) in cash and cash
 equivalents                                          101,571          (9,039)
Cash and cash equivalents at the beginning
 of the period                                         74,466          56,348
                                                    ----------     ----------
Cash and cash equivalents at the end of the
 period                                            $  176,037     $    47,309
                                                    ==========     ==========


See accompanying notes to financial statements.

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

Certain reclassifications have been made to the financial statements as of March 31, 1999 and for the three months then ended to conform with the current quarter presentation.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the year ended December 31, 1998.

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1999.


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

Condensed financial statements for Justice Investors are as follows:




                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

                                                        March 31, 1999
                                                        --------------
Assets
Total current assets                                      $  550,425
Property, plant and equipment, net of
  accumulated depreciation of $11,093,009                  5,482,674
Loan fees and deferred lease costs,
  net of accumulated amortization of $124,543                185,869
                                                           ---------
                                                          $6,218,968
                                                           =========

Liabilities and partners' equity
Total current liabilities                                 $   21,371
Long-term debt                                             1,100,000
Partners' equity                                           5,097,597
Total liabilities and                                      ---------
  partners' equity                                        $6,218,968
                                                           =========


                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS


For three months ended March 31,                 1999           1998
                                           ----------     ----------
Revenues                                   $1,358,686     $1,495,605
Costs and expenses                            225,354        277,934
                                            ---------      ---------
Net income                                 $1,133,332     $1,217,671
                                            =========      =========




3. Related Party Transactions
   --------------------------

Certain shared costs and expenses, primarily administrative salaries, rent and insurance are allocated among the Company, the Company's parent, Santa Fe Financial Corporation ("Santa Fe"), and The InterGroup Corporation ("InterGroup"), parent of Santa Fe, based on management's estimate of the pro rata utilization of resources. For the three months ended March 31, 1999, these expenses were approximately $58,891.

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



Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "
"estimate," "project," "anticipate" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including partnership distributions, general economic conditions of the hotel industry in the San Francisco area, securities markets, litigation and other factors, including natural disasters those discussed below and in the Company's Form 10-KSB for the year ended December 31, 1998, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

The Company's principal sources of revenue continue to be derived from its 49.8% interest in the Justice Investors limited partnership and income received from the investment of its cash and securities assets. The partnership derives most of its income from a lease of its hotel property to Felcor and from a lease with Evon Garage Corporation.

Three Months Ended March 31, 1999 Compared to Three Months
Ended March 31, 1998

Comparison of operating results for the three months ended March 31, 1999 to the three months ended March 31, 1998, shows that net income increased approximately 3%, resulting from a 1.7% increase in total revenues and 2.1% decrease in costs and expenses.

The 1.7% increase in total revenues from $707,718 to $719,757 was primarily attributable to a 47% increase in net gains on marketable securities from $76,540 to $112,651, a 63.5% increase in dividend and interest income from

$18,778 to $30,707, partially offset by a 7% decline in partnership income from Justice Investors from $606,400 to $564,399. The increase in dividend and interest income and net gains on marketable securities reflects management's efforts to reposition the Company's investment portfolio. The decrease in partnership income was primarily attributable to a 14.6% decrease in hotel rental income due to the loss of meeting room and other revenues while the common areas of the hotel were being renovated in January and February 1999.

Realized gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a meaningful effect on the Company's net earnings. However, the amount of realized gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

The decrease in costs and expenses from $149,599 to $146,410 primarily reflects savings in general and administrative expenses due to the consolidation of certain accounting and administrative functions of the Company and Santa Fe to the Los Angeles, California offices of Santa Fe's parent corporation, InterGroup, and by moving to a much smaller office space.


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

As a result of increases in the amount of rental income from the hotel lease, the general partners of Justice Investors decided that there would be a special one-third increase in the monthly distribution to limited partners effective with the February 1997 distribution. As a result, Portsmouth's monthly distribution increased to $139,440 from $109,580. The general partners decided to continue monthly distributions at the higher monthly rate for 1998 and 1999. The increases in monthly distributions were clearly identified as special distributions and, at any time, unforeseen circumstances could dictate a change in the amount distributed. The general partners will continue to conduct an annual review and analysis to determine an appropriate monthly distribution for the ensuing year. At that time, the monthly distribution could be increased or decreased. For the three months ended March 31, 1999, the Company received cash distributions of $418,320 from Justice Investors.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as available-for-sale and unrealized gains and losses, net of deferred taxes, are included in accumulated other comprehensive income. As of March 31, 1999, the Company had a gross unrealized gains of $50,333 and gross unrealized losses of $150,361 on marketable securities.

At March 31, 1999, the Company's current assets were $2,845,198.  The
Company remains liquid with a current ratio of approximately 2.7 at the end of the first quarter of 1999. Management believes that its capital resources are currently adequate to meet its short- and long-term obligations.

YEAR 2000 ISSUES

The Company is aware of the potential implications that the year 2000 ("Y2K") issue could have on its business and as a result, is in the process of determining what, if any, steps the Company must take to cure any potential software or hardware problems associated with Y2K. The Company has hired professional outside consultants to assist it in addressing its Y2K needs. The Company's plans include upgrading existing software applications to make them Y2K compliant, replacing some hardware required by software upgrades, purchasing new computer hardware and upgrading its computer network and communication systems. The Company has also contacted its suppliers of various services and materials regarding their readiness and plans for Y2K.

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



PART II.     OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 4, 1999, at the Park Hyatt Hotel in Los Angeles, California. At that meeting all of management's nominees, John V. Winfield, Jerold R. Babin, Josef A. Grunwald, John C. Love and William J. Nance were elected Directors of Portsmouth to serve until the next Annual Meeting. The shareholders also voted to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ending December 31, 1999. A tabulation of the vote follows:

Proposal (1) - Directors:         Votes For   Against   Abstained
                                  ---------   -------   ---------
  John V. Winfield                 576,633          -     2,043

  Jerold R. Babin                  577,633          -     1,043

  Josef A. Grunwald                576,630          -     2,046

  John C. Love                     576,630          -     2,046

  William J. Nance                 576,630          -     2,046


Proposal (2) Accountants:
  PricewaterhouseCoopers LLP       578,358          3       315

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

                                                  PORTSMOUTH SQUARE, INC.
                                                        (Registrant)

Date: May 11, 1999                           by  /s/ John V. Winfield
                                                 ---------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer



Date: May 11, 1999                            by  /s/ David Nguyen
                                                  --------------------------
                                                  Controller
                                                 (Principal Accounting Officer)