Form 10QSB
period 1999-06-30
PORTSMOUTH SQUARE INC
filed 1999-08-03
CIK 79661

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                                FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 1999

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

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 734,183 shares of issuer's No Par Value Common Stock were outstanding as of August 2, 1999.

   Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                     INDEX

                             PORTSMOUTH SQUARE, INC.


PART I. FINANCIAL INFORMATION                                       PAGE NO.

Item 1. Financial Statements

    Balance Sheet--June 30, 1999 (Unaudited)                            3

    Statements of Income and Comprehensive Income
     (Unaudited)--Three Months ended June 30, 1999
      and 1998                                                          4

    Statements of Income and Comprehensive Income
     (Unaudited)--Six Months ended June 30, 1999
      and 1998                                                          5

    Statements of Cash Flow (Unaudited)--Six Months
     ended June 30, 1999 and 1998                                       6

    Notes to Financial Statements--June 30, 1999                        7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             9

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders            12

Item 6. Exhibits and Reports on Form 8-K                               12

SIGNATURES                                                             12


                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              PORTSMOUTH SQUARE, INC.

                                  BALANCE SHEET
                                   (Unaudited)
As of June 30,                                               1999
                                                         ------------
Assets

  Cash and cash equivalents                              $    94,932
  Investment in marketable securities                      2,762,091
  Investment in Justice Investors                          2,535,115
  Other investments                                          100,000
  Other assets                                               345,428
                                                          ----------
Total assets                                             $ 5,837,566
                                                          ==========

Liabilities and Shareholders' Equity

Liabilities
  Due to securities broker                               $ 1,058,109
  Obligations for securities sold                             86,286
  Income taxes payable                                       118,530
  Accounts payable and accrued expenses                       85,085
                                                          ----------
Total liabilities                                          1,348,010
                                                          ----------
Commitments and contingencies

Shareholders' equity
  Common stock, no par value:
    Authorized shares - 750,000
    Issued and outstanding shares - 734,183                2,092,300
   Additional paid-in capital                                915,676
   Accumulated other comprehensive income,
    net of deferred taxes                                     72,905
   Retained earnings                                       1,408,675
                                                          ----------

Total shareholders' equity                                 4,489,556
                                                          ----------

Total liabilities and shareholders' equity               $ 5,837,566
                                                          ==========

See accompanying notes to financial statements.


                           PORTSMOUTH SQUARE, INC.

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                 (Unaudited)

For the three months ended June 30,                1999            1998
                                               -----------     -----------
Revenues
  Equity in net income of Justice
   Investors                                   $  961,284      $  847,709
  Dividend and interest income                     48,758           6,455
  Net losses on marketable securities             (25,817)       (164,021)
  Other income                                      6,000          12,000
                                                ---------       ---------
                                                  990,225         702,143
                                                ---------       ---------

Cost and expenses
  General and administrative                      108,374         143,204
  Margin interest expense                          16,727          14,866
                                                ---------       ---------
                                                  125,101         158,070
                                                ---------       ---------

Income before income taxes                        865,124         544,073

Income taxes                                      291,494         284,215
                                                ---------       ---------
Net income                                     $  573,630      $  259,858
                                                =========       =========

Basic earnings per share                       $     0.78      $     0.35
                                                =========       =========
Weighted average number of
  shares outstanding                              734,183         734,183
                                                =========       =========

Comprehensive income
  Net income                                   $  573,630       $ 259,858
    Other comprehensive income:
     Unrealized holding gain (loss)               149,948        (333,022)
      on marketable securities
    Reclassification adjustment for holding
     loss included in net earnings                 25,817         164,021
    Income tax (expense) benefit related to
     other comprehensive income                   (42,842)         95,149
                                                ---------       ---------
  Total comprehensive income                   $  706,553      $  186,006
                                                =========       =========



See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                 (Unaudited)

For the six months ended June 30,                  1999            1998
                                               -----------     -----------
Revenues
  Equity in net income of Justice
   Investors                                   $1,525,683      $1,454,109
  Dividend and interest income                     79,465          25,233
  Net gains (losses) on
   marketable securities                           86,834         (87,481)
  Other income                                     18,000          18,000
                                                ---------       ---------
                                                1,709,982       1,409,861
                                                ---------       ---------

Cost and expenses
  General and administrative                      240,901         278,516
  Margin interest expense                          30,610          29,153
                                                ---------       ---------
                                                  271,511         307,669
                                                ---------       ---------

Income before income taxes                      1,438,471       1,102,192

Income taxes                                      489,080         477,511
                                                ---------       ---------
Net income                                     $  949,391      $  624,681
                                                =========       =========

Basic earnings per share                       $     1.29      $     0.85
                                                =========       =========
Weighted average number of
  shares outstanding                              734,183         734,183
                                                =========       =========

Comprehensive income
  Net income                                   $  949,391      $  624,681
    Other comprehensive income:
     Unrealized holding gain (loss)
      on marketable securities                    294,724        (177,029)
    Reclassification adjustment for holding
     (gain) loss included in net earnings         (86,834)         87,481
    Income tax benefit (expense) related to
     other comprehensive income                   (84,207)         50,580
                                                ---------       ---------
  Total comprehensive income                   $1,073,074      $  585,713
                                                =========       =========

See accompanying notes to financial statements.


                            PORTSMOUTH SQUARE, INC.

                            STATEMENTS OF CASH FLOWS
                                 (Unaudited)

For the six months ended June 30,                     1999           1998
                                                  ------------   ------------
Operating activities
Net income                                         $   949,391    $   624,681
Adjustments to reconcile net income to net
  cash used in operating activities:
    Equity in net income of Justice Investors       (1,525,683)    (1,454,109)
    Net (gains) losses on marketable securities        (86,834)        87,481
    Changes in assets and liabilities:
     Income tax payable                                118,530              -
     Other assets                                      (55,509)        54,129
     Accounts payable and accrued expenses              19,260        (10,720)
                                                    ----------     ----------
Net cash used in operating activities                 (580,845)      (698,538)
                                                    ----------     ----------

Investing activities
  Cash distributions from Justice Investors            836,640        836,640
  Decrease in notes receivable                               -         60,000
  Purchase of marketable securities                 (1,915,592)    (2,937,547)
  Proceeds from sales of marketable securities       1,751,063      3,928,940
  Purchase of other investments                              -       (100,000)
                                                    ----------     ----------
Net cash provided by investing activities              672,111      1,788,033
                                                    ----------     ----------

Financing activities
  Increase (decrease) in due to securities broker       39,330       (664,211)
  Increase obligations for securities sold              73,416              -
  Dividends paid                                      (183,546)      (183,546)
                                                    ----------     ----------
Net cash used in financing activities                  (70,800)      (847,757)
                                                    ----------     ----------
Net increase in cash and cash
 equivalents                                            20,466        241,738
Cash and cash equivalents at the beginning
 of the period                                          74,466         56,348
                                                    ----------     ----------
Cash and cash equivalents at the end of the
 period                                            $    94,932    $   298,086
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

Certain reclassifications have been made to the financial statements as of June 30, 1999 and for the six months then ended to conform with the current quarter presentation.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the year ended December 31, 1998.

The results of operations for the six months ended June 30, 1999 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1999.


2.  Investment in Justice Investors
    -------------------------------

The Company's principal source of revenue continues to be derived from its 49.8% interest in the Justice Investors limited partnership ("Justice Investors"). Portsmouth serves as one of the two general partners of Justice Investors. The partnership derives most of its income from a lease of its San Francisco, California hotel property to Felcor Lodging Trust, Inc. ("Felcor") and from a lease with Evon Garage Corporation ("Evon"). Portsmouth records its investment on the equity basis.

Condensed financial statements for Justice Investors are as follows:

                          JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

                                                        June 30, 1999
                                                        --------------
Assets
Total current assets                                      $1,153,482
Property, plant and equipment, net of
  accumulated depreciation of $11,182,242                  5,389,139
Loan fees and deferred lease costs,
  net of accumulated amortization of $102,739                178,109
                                                           ---------
                                                          $6,720,730
                                                           =========

Liabilities and partners' equity
Total current liabilities                                 $   32,843
Long-term debt                                               500,000
Partners' equity                                           6,187,887
Total liabilities and                                      ---------
  partners' equity                                        $6,720,730
                                                           =========


                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS


For the six months ended June 30,             1999           1998
                                           ----------     ----------
Revenues                                   $3,500,010     $3,429,431
Costs and expenses                            436,388        509,533
                                            ---------      ---------
Net income                                 $3,063,622     $2,919,898
                                            =========      =========




3. Related Party Transactions
   --------------------------

Certain shared costs and expenses, primarily administrative salaries, rent and insurance are allocated among the Company, the Company's parent, Santa Fe Financial Corporation ("Santa Fe"), and The InterGroup Corporation ("InterGroup"), parent of Santa Fe, based on management's estimate of the pro rata utilization of resources. For the six months ended June 30, 1999, these expenses were approximately $43,350.

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



Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including partnership distributions, general economic conditions of the hotel industry in the San Francisco area, securities markets, litigation and other factors, including natural disasters, those discussed below and in the Company's Form 10-KSB for the year ended December 31, 1998, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

The Company's principal sources of revenue continue to be derived from its 49.8% interest in the Justice Investors limited partnership and income received from the investment of its cash and securities assets. The partnership derives most of its income from a lease of its hotel property to Felcor and from a lease with Evon Garage Corporation.

Three Months Ended June 30, 1999 Compared to Three Months
Ended June 30, 1998

Comparison of operating results for the three months ended June 30, 1999 to the three months ended June 30, 1998, shows that net income increased approximately 121% to $573,630 from $259,858, resulting from a 41% increase in total revenues and 20.9% decrease in costs and expenses.

The 41% increase in total revenues to $990,225 from $702,143 was primarily attributable to a 13.4% increase in partnership income, an increase in dividend and interest income to $48,758 from $6,455 and a decrease in losses on marketable securities to $25,817 from $164,021. The increase in dividend and interest income and the reduction of losses on marketable securities reflects management's efforts to reposition the Company's investment portfolio. The increase in partnership income is attributable to greater hotel rental income, primarily as a result of higher room rates, and to increased garage rental income.

Realized gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a meaningful effect on the Company's net earnings. However, the amount of realized gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

The 20.9% decrease in costs and expenses to $125,101 from $158,070 primarily reflects a 24.3% savings in general and administrative expenses due to the consolidation of certain accounting and administrative functions of the Company and Santa Fe to the Los Angeles, California offices of Santa Fe's parent corporation, InterGroup, and by moving to a much smaller office space.



Six Months Ended June 30, 1999 Compared to Six Months
Ended June 30, 1998

Comparison of operating results for the six months ended June 30, 1999 to the six months ended June 30, 1998, shows that net income increased approximately 52% to $949,391 from $624,681, resulting from a 21.3% increase in total revenues and 11.8% decrease in costs and expenses.

The 21.3% increase in total revenues to $1,719,982 from $1,409,861 was attributable to a 4.9% increase in partnership revenues to $1,525,683 from $1,454,109, an increase in dividend income to $79,465 from $25,233 and net gains on marketable securities of $86,834 as compared to net losses of $87,481 during the first six months of 1998. The increase in partnership income was primarily attributable to a an increase in garage rental income and a small increase in hotel rental income which was impacted by the loss of meeting rooms and other revenues while the common areas of the hotel were being renovated in January and February 1999. The increase in dividend and interest income and net gains on marketable securities reflects management's efforts to reposition the Company's investment portfolio.

Realized gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a meaningful effect on the Company's net earnings. However, the amount of realized gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

The 11.8% decrease in costs and expenses to $271,511 from $307,669 primarily reflects a 13.5% savings in general and administrative expenses due to the consolidation of certain accounting and administrative functions of the Company and Santa Fe to the Los Angeles, California offices of Santa Fe's parent corporation, InterGroup, and by moving to a much smaller office space.

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

As a result of increases in the amount of rental income from the hotel lease, the general partners of Justice Investors decided that there would be a special one-third increase in the monthly distribution to limited partners effective with the February 1997 distribution. As a result, Portsmouth's monthly distribution increased to $139,440 from $109,580. The general partners decided to continue monthly distributions at the higher monthly rate for 1998 and 1999. The increases in monthly distributions were clearly identified as special distributions and, at any time, unforeseen circumstances could dictate a change in the amount distributed. The general partners will continue to conduct an annual review and analysis to determine an appropriate monthly distribution for the ensuing year. At that time, the monthly distribution could be increased or decreased. For the six months ended June 30, 1999, the Company received cash distributions of $836,640 from Justice Investors.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as available-for-sale and unrealized gains and losses, net of deferred taxes, are included in accumulated other comprehensive income. As of June 30, 1999, the Company had gross unrealized gains of $354,440 and gross unrealized losses of $257,965 on marketable securities.

At June 30, 1999, the Company's current assets were $3,302,450.  The
Company remains liquid with a current ratio of approximately 2.5 at the end of the second quarter of 1999. Management believes that its capital resources are currently adequate to meet its short- and long-term obligations.

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

Based on discussions with the Company's outside consultants, service providers and software and hardware vendors, the Company has determined that its systems, both information technology and non-information technology, are not reasonably likely to be impacted by Y2K and that the costs to complete the Y2K compliance will not have a material effect on the Company's financial position or results of operations. Management expects to be Y2K compliant by September 30, 1999.

PART II.    OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 4, 1999, at the Park Hyatt Hotel in Los Angeles, California. At that meeting all of management's nominees, John V. Winfield, Jerold R. Babin, Josef A. Grunwald, John C. Love and William J. Nance, were elected Directors of the Company to serve until the next Annual Meeting. The shareholders also voted to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ending December 31, 1999. A tabulation of the votes at that meeting for each of those proposals was reported in the Company's Form 10-QSB for the quarterly period ended March 31, 1999.


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


                                                  PORTSMOUTH SQUARE, INC.
                                                        (Registrant)

Date: August 2, 1999                           by /s/ John V. Winfield
                                                 ---------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer



Date: August 2, 1999                            by /s/ David Nguyen
                                                  --------------------------
                                                  Controller
                                                 (Principal Accounting Officer)