Form 10QSB
period 1999-09-30
PORTSMOUTH SQUARE INC
filed 1999-11-12
CIK 79661

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                                FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 1999


    [ ]  Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act

    For the transition period from _______ to ________


                           Commission File Number 0-4057

                              PORTSMOUTH SQUARE, INC.
                              -----------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

           California                               94-1674111
           ----------                               ----------
   (State or Other Jurisdiction of                 (IRS Employer
    Incorporation or Organization)                Identification No.)


11315 Rancho Bernardo Road, Suite 129
San Diego, CA                                         92127-1463
---------------------------------------               ----------
(Address of Principal Executive Offices)              (Zip Code)

                                  (858) 673-4722
                                  --------------
                (Registrant's Telephone Number, Including Area Code)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 734,183 shares of issuer's No Par Value Common Stock were outstanding as of October 22, 1999.

   Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                     INDEX

                             PORTSMOUTH SQUARE, INC.


PART I. FINANCIAL INFORMATION                                       PAGE NO.

Item 1. Financial Statements

    Balance Sheet--September 30, 1999 (Unaudited)                       3

    Statements of Income and Comprehensive Income
     (Unaudited)--Three Months ended September 30, 1999
      and 1998                                                          4

    Statements of Income and Comprehensive Income
     (Unaudited)--Nine Months ended September 30, 1999
      and 1998                                                          5

    Statements of Cash Flow (Unaudited)--Nine Months
     ended September 30, 1999 and 1998                                  6

    Notes to Financial Statements--September 30, 1999                   7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             9

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                               12

SIGNATURES                                                             13



                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              PORTSMOUTH SQUARE, INC.

                                  BALANCE SHEET
                                   (Unaudited)
As of September 30,                                          1999
                                                         ------------
Assets

  Cash and cash equivalents                              $    28,062
  Investment in marketable securities                      2,415,818
  Investment in Justice Investors                          3,110,347
  Other investments                                          100,000
  Other assets                                               298,774
                                                          ----------
Total assets                                             $ 5,953,001
                                                          ==========

Liabilities and Shareholders' Equity

Liabilities
  Due to securities broker                               $ 1,078,820
  Obligations for securities sold                             61,798
  Income taxes payable                                        87,612
  Accounts payable and accrued expenses                       49,406
                                                          ----------
Total liabilities                                          1,277,636
                                                          ----------
Commitments and contingencies

Shareholders' equity:
  Common stock, no par value:
    Authorized shares - 750,000
    Issued and outstanding shares - 734,183                2,092,300
  Additional paid-in capital                                 915,676
  Retained earnings                                        1,667,389
                                                          ----------

Total shareholders' equity                                 4,675,365
                                                          ----------

Total liabilities and shareholders' equity               $ 5,953,001
                                                          ==========


See accompanying notes to financial statements.




                           PORTSMOUTH SQUARE, INC.

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                 (Unaudited)

For the three months ended September 30,             1999            1998
                                                 -----------     -----------
Revenues
  Equity in net income of Justice
   Investors                                     $1,063,272      $  781,297
  Dividend and interest income                       44,158          16,056
  Net losses on marketable securities               (76,928)       (127,518)
  Other income                                        6,955           6,000
                                                  ---------       ---------
                                                  1,037,457         675,835
                                                  ---------       ---------

Cost and expenses
  General and administrative                        101,296         103,910
  Margin interest and investment
   related expenses                                  55,217          15,219
                                                  ---------       ---------
                                                    156,513         119,129
                                                  ---------       ---------

Income before income taxes                          880,944         556,706

Income taxes                                       (438,686)       (191,328)
                                                  ---------       ---------
Net income                                       $  442,258      $  365,378
                                                  =========       =========

Basic earnings per share                         $     0.60      $     0.50
                                                  =========       =========

Weighted average number of
  shares outstanding                                734,183         734,183
                                                  =========       =========

Comprehensive income
  Net income                                     $  442,258       $ 365,378
    Other comprehensive income:
     Unrealized holding loss
     on marketable securities                             -        (290,550)
    Reclassification adjustment for holding
     loss included in net earnings                        -         127,518
    Income tax benefit related to
     other comprehensive income                      48,603          83,014
    Adjustment for reclassification of the
     accumulated unrealized holding gains
     prior to July 1, 1999 to current earnings     (121,508)              -
                                                  ---------       ---------
  Total comprehensive income                     $  369,353      $  285,360
                                                  =========       =========


See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                 (Unaudited)

For the nine months ended September 30,              1999            1998
                                                 -----------     -----------
Revenues
  Equity in net income of Justice
   Investors                                     $2,588,955      $2,235,406
  Dividend and interest income                      123,623          41,289
  Net gains (losses) on
   marketable securities                              9,906        (214,999)
  Other income                                       24,955          24,000
                                                  ---------       ---------
                                                  2,747,439       2,085,696
                                                  ---------       ---------

Cost and expenses
  General and administrative                        342,197         382,426
  Margin interest and investment
   related expenses                                  85,827          44,372
                                                  ---------       ---------
                                                    428,024         426,798
                                                  ---------       ---------

Income before income taxes                        2,319,415       1,658,898

Income taxes                                       (927,766)       (668,839)
                                                  ---------       ---------
Net income                                       $1,391,649      $  990,059
                                                  =========       =========

Basic earnings per share                         $     1.90      $     1.35
                                                  =========       =========
Weighted average number of
  shares outstanding                                734,183         734,183
                                                  =========       =========

Comprehensive income
  Net income                                     $1,391,649      $  990,059
    Other comprehensive income:
     Unrealized holding loss
     on marketable securities                             -        (467,579)
    Reclassification adjustment for holding
     loss included in net earnings                        -         214,999
    Income tax benefit related to
     other comprehensive income                      48,603         133,594
    Adjustment for reclassification of the
     accumulated unrealized holding gains
     prior to July 1, 1999 to current earnings     (121,508)              -
                                                  ---------       ---------
  Total comprehensive income                     $1,318,744      $  871,073
                                                  =========       =========


See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.

                            STATEMENTS OF CASH FLOWS
                                 (Unaudited)

For the nine months ended September 30,                1999           1998
                                                    ----------     ----------
Operating activities
Net income                                         $ 1,391,649    $   990,059
Adjustments to reconcile net income to net
  cash used in operating activities:
    Equity in net income of Justice Investors       (2,588,955)    (2,235,406)
    Net (gains) losses on marketable securities         (9,906)       214,999
    Changes in assets and liabilities:
     Income tax payable                                 87,612         62,755
     Receivable from Justice Investors                       -         87,822
     Other assets                                      (21,521)      (131,615)
     Accounts payable and accrued expenses              (3,753)             -
                                                    ----------     ----------
Net cash used in operating activities               (1,144,874)    (1,011,386)
                                                    ----------     ----------

Investing activities
  Cash distributions from Justice Investors          1,324,680      1,254,960
  Purchase of marketable securities                 (2,630,743)    (3,287,518)
  Proceeds from sales of marketable securities       2,662,654      4,403,540
  Purchase of other investments                              -       (100,000)
                                                    ----------     ----------
Net cash provided by investing activities            1,356,591      2,270,982
                                                    ----------     ----------

Financing activities
  Increase (decrease) in due to securities broker       60,041       (664,211)
  Increase (decrease) obligations for
   securities sold                                      48,928       (208,792)
  Dividends paid                                      (367,090)      (367,091)
                                                    ----------     ----------
Net cash used in financing activities                 (258,121)    (1,240,094)
                                                    ----------     ----------
Net (decrease) increase in cash and cash
 equivalents                                           (46,404)        19,502
Cash and cash equivalents at the beginning
 of the period                                          74,466         56,348
                                                    ----------     ----------
Cash and cash equivalents at the end of the
 period                                            $    28,062    $    75,850
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

Certain reclassifications have been made to the financial statements as of September 30, 1998 and for the nine months then ended to conform with the current quarter presentation.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the year ended December 31, 1998.

The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1999.


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

Condensed financial statements for Justice Investors are as follows:

                          JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

                                                   September 30, 1999
                                                        --------------
Assets
Total current assets                                      $1,927,830
Property, plant and equipment, net of
  accumulated depreciation of $11,280,079                  5,295,603
Loan fees and deferred lease costs,
  net of accumulated amortization of $140,065                170,348
                                                           ---------
                                                          $7,393,781
                                                           =========

Liabilities and partners' capital
Total current liabilities                                 $   50,810
Partners' capital                                          7,342,971
Total liabilities and                                      ---------
  partners' capital                                       $7,393,781
                                                           =========


                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS


For the nine months ended September 30,       1999           1998
                                           ----------     ----------
Revenues                                   $5,844,395     $5,231,500
Costs and expenses                            645,689        742,733
                                            ---------      ---------
Net income                                 $5,198,706     $4,488,767
                                            =========      =========


3. Marketable Securities
---------------------

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. In recent months, the Company has increased the turnover of its investment portfolio and engaged in increased trading activities designed to maximize the overall return on investment activities in the near term. This has resulted in portions of the Company's investments in marketable securities being classified as "trading" as defined by generally accepted accounting principles. After consultation with the Investment Committee of the Board of Directors, management has determined that the classification of the entire portfolio as trading beginning July 1, 1999 would be more consistent with Company's overall investment objectives and activities. As a result, beginning with its third quarter ending September 30, 1999, all unrealized gains and losses on the Company's investment portfolio will be recorded through the income statement. For the three and nine months ended September 30, 1999, the Company recognized a net unrealized gain of $121,508 related to the reclassification of all available-for-sale securities to trading securities.

4. Related Party Transactions
   --------------------------

Certain shared costs and expenses, primarily administrative salaries, rent and insurance are allocated among the Company, the Company's parent, Santa Fe Financial Corporation ("Santa Fe"), and The InterGroup Corporation ("InterGroup"), parent of Santa Fe, based on management's estimate of the pro rata utilization of resources. For the nine months ended September 30, 1999, these expenses were approximately $63,306.

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

RESULTS OF OPERATIONS

The Company's principal sources of revenue continue to be derived from its 49.8% interest in the Justice Investors limited partnership and income received from the investment of its cash and securities assets. The partnership derives most of its income from a lease of its hotel property to Felcor and from a lease with Evon.


Three Months Ended September 30, 1999 Compared to Three Months
Ended September 30, 1998

Comparison of operating results for the three months ended September 30, 1999 to the three months ended September 30, 1998, shows that net income increased approximately 21% to $442,258 from $365,378 resulting from a 54% increase in total revenues and partially offset by the 31% increase in costs and expenses to $156,513 from $119,129.

The 54% increase in total revenues to $1,037,457 from $675,835 was primarily attributable to an increase in partnership income to $1,063,272 from $781,297, an increase in dividend and interest income to $44,158 from $16,056 and a decrease in losses on marketable securities to $76,928 from $127,518.

The increase in partnership income was primarily attributable to an increase in hotel and garage rental income and a decrease in partnership operating expenses. The decrease in partnership expenses was primarily attributable to lower interest expenses as a result of a reduction in notes payable.

The increase in dividend and interest income reflects management's efforts to reposition the Company's investment portfolio. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a meaningful effect on the Company's net earnings. However, the amount of gains or losses on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. In recent months, the Company has increased the turnover of its investment portfolio and engaged in increased trading activities designed to maximize the overall return on investment activities in the near term. After consultation with the Investment Committee of the Board of Directors, management has determined that the classification of the entire portfolio as trading beginning July 1, 1999 would be more consistent with Company's overall investment objectives and activities. As a result, beginning with its third quarter ending September 30, 1999, all unrealized gains and losses on the Company's investment portfolio will be recorded through the income statement. In the quarter ended September 30, 1999, the Company recognized a net unrealized gain of $121,508 related to the reclassification of all available-for-sale securities to trading securities effective July 1, 1999.

The 31% increase in costs and expenses to $156,513 from $119,129 is primarily attributable to an increase in margin interest and trading expenses as a result of an increase in the size of the Company's investment portfolio.

Nine Months Ended September 30, 1999 Compared to Nine Months
Ended September 30, 1998

Comparison of operating results for the nine months ended September 30, 1999 to the nine months ended September 30, 1998, shows that net income increased approximately 41% to $1,391,649 from $990,059, resulting from a 32% increase in total revenues and no significant increase in costs and expenses.

The 32% increase in total revenues to $2,747,439 from $2,085,696 was attributable to an increase in partnership revenues to $2,588,955 from $2,235,406, an increase in dividend income to $123,623 from $41,289 and net gains on marketable securities of $9,906 as compared to net losses of $214,999.

The increase in partnership income was primarily attributable to an increase in hotel and garage rental income and a decrease in partnership operating expenses. The decrease in partnership expenses was primarily attributable to lower interest expenses as a result of a reduction in notes payable.

The increase in dividend and interest income reflects management's efforts to reposition the Company's investment portfolio. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a meaningful effect on the Company's net earnings. However, the amount of gains or losses on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. In recent months, the Company has increased the turnover of its investment portfolio and engaged in increased trading activities designed to maximize the overall return on investment activities in the near term. After consultation with the Investment Committee of the Board of Directors, management has determined that the classification of the entire portfolio as trading beginning July 1, 1999 would be more consistent with Company's overall investment objectives and activities. As a result, beginning with its third quarter ending September 30, 1999, all unrealized gains and losses on the Company's investment portfolio will be recorded through the income statement. In the quarter ended September 30, 1999, the Company recognized a net unrealized gain of $121,508 related to the reclassification of all available for sale securities to trading securities effective July 1, 1999.


LIQUIDITY AND SOURCES OF CAPITAL

The Company's cash flows are primarily generated by its investment in the Justice Investors limited partnership, which derives the majority of its income from its lease with Felcor and a lease with Evon. In addition to its monthly limited partnership distributions from Justice Investors, the Company receives monthly management fees as a general partner. The Company also derives revenue from the investment of its cash and securities assets.

For the nine months ended September 30, 1999, the Company received cash distributions from Justice Investors of $1,324,680 compared to $1,254,960 for the nine months ended September 30, 1998. The increase in distributions can be characterized as special distributions and, at any time, unforeseen circumstances could dictate a change in the amount distributed. The general partners will continue to conduct an annual review and analysis to determine an appropriate monthly distribution for the ensuing year. At that time, the monthly distribution could be increased or decreased.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading securities with unrealized gains and losses included in current earnings.

As of September 30, 1999, the Company had total current assets of $2,842,654, which consists of cash, marketable securities and other assets. The Company remains liquid with a current ratio of approximately 2.2 at the end of the third quarter of 1999. Management believes that its capital resources are currently adequate to meet its short- and long-term obligations.


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

Based on discussions with the Company's outside consultants, service providers and software and hardware vendors, the Company has determined that its systems, both information technology and non-information technology, are not reasonably likely to be impacted by Y2K and that the costs to complete the Y2K compliance will not have a material effect on the Company's financial position or results of operations. Management expects to be Y2K compliant by November 15, 1999.



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

                                                  PORTSMOUTH SQUARE, INC.
                                                        (Registrant)

Date: November 2, 1999                        by /s/ John V. Winfield
                                                 ---------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer


Date: November 2, 1999                        by /s/ Michael G. Zybala
                                                 ---------------------------
                                                 Michael G. Zybala,
                                                 Vice President Operations


Date: November 2, 1999                        by /s/ David Nguyen
                                                 --------------------------
                                                 David Nguyen
                                                 Controller
                                                (Principal Accounting Officer)