Form 10KSB
period 1999-12-31
PORTSMOUTH SQUARE INC
filed 2000-03-29
CIK 79661

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                        ----------------------
                             FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999 or

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

                               (858) 673-4722
                               --------------
                (Issuer's Telephone Number, Including Area Code)

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

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

    The issuer's revenues for its most recent fiscal year were $4,005,719.

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of issuer computed by reference to the price at which the common equity was sold on March 23, 2000 was $4,328,926.

    The number of shares outstanding of issuer's No Par Value Common Stock, as of March 23, 2000, was 734,183.

                    DOCUMENTS INCORPORATED BY REFERENCE

    The following documents are incorporated by reference: Proxy Statement for Annual Meeting of Shareholders to be held May 16, 2000 which is incorporated by reference into Part III, Items 9 through 12. The Company's definitive Proxy Statement will be filed within one hundred twenty (120) days of the end of the fiscal year covered by this Form 10-KSB pursuant to Regulation 14A.

    Transitional Small Business Disclosure Format:  Yes [ ]    No [X]




                            TABLE OF CONTENTS

PART I                                                               PAGE
------                                                               ----
  Item  1.  Description of Business.                                   3

  Item  2.  Description of Property.                                   4

  Item  3.  Legal Proceedings.                                         6

  Item  4.  Submission of Matters to a Vote of Security Holders.       6

PART II
-------
  Item  5.  Market For Common Equity and Related                       6
             Stockholder Matters.

  Item  6.  Management's Discussion and Analysis of Financial          7
             Condition and Results of Operations.

  Item  7.  Financial Statements and Supplementary Data.               9

  Item  8.  Changes in and Disagreements With Accountants on          18
             Accounting and Financial Disclosure.

PART III
--------
  Item  9.  Directors, Executive Officers, Promoters and              18
             Control Persons; Compliance With Section 16(a) of The Exchange Act.

  Item 10.  Executive Compensation.                                   18

  Item 11.  Security Ownership of Certain Beneficial Owners and       18
             Management.

  Item 12.  Certain Relationships and Related Party Transactions.     18

  Item 13.  Exhibits, Financial Statement Schedules, and              19
             Reports on Form 8-K.

  SIGNATURES                                                          28

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

On February 16, 2000, the Board of Directors amended the Bylaws of the Company to give the Board the discretion to determine, each year, the date, time and place of the annual meeting of shareholders. Previously, the Bylaws provided that the annual meeting was to be held only on a specific date. The amendment provides the Company with the flexibility to set a date for the annual meeting which is more consistent with its public reporting requirements and which would allow the Company greater time to transmit proxy material and its annual report to shareholders. The text of that amendment is set forth as Exhibit 3 (ii) to this Report.


BUSINESS OF ISSUER

The Company's principal business is conducted through its general and limited partnership interest in Justice Investors. Justice Investors owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California commonly known as the Holiday Inn Financial District/Chinatown. The most significant income source is a lease between the partnership and Felcor Lodging Trust, Inc. ("Felcor", NYSE: FCH) for the hotel portion of the property. The partnership also derives income from its lease of the garage portion of the property to Evon. As a general partner, Portsmouth has become more active in monitoring the operations of the hotel and the parking garage as part of its effort to improve revenues.

The Company also derives income from management fees as a general partner in Justice Investors and from the investment of its cash and securities assets. The Company has invested in income-producing instruments, equity and debt securities and will consider other investments if such an investment will offer growth or profit potential.


COMPETITION

The hotel enjoys a favorable year-round occupancy rate and is part of Holiday's worldwide reservation system. It was designed to Holiday's specifications to serve both business persons and tourists and caters to both individuals and tour groups. It also handles conferences and business meetings, having meeting and dining facilities for groups of up to 400 people. Management believes that the hotel and garage are in a competitive position in their respective markets; however, some competitors may have better financial resources and newer facilities. The Company intends, where appropriate, to continue in its efforts as a general partner to find ways to improve the physical condition of the hotel and garage properties to remain competitive.

EMPLOYEES

As of December 31, 1999, the Company had two full-time employees. The employees are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.


Item 2.  Description of Property.

PROPERTIES

The San Francisco, California hotel property owned by Justice Investors is located near the Financial District, one block from the Transamerica Pyramid. The Embarcadero Center is within walking distance. Chinatown is directly across the bridge that runs from the hotel to Portsmouth Square Park. The hotel is a 31-storied, steel and concrete, A-frame building which contains 566 guest rooms situated on 22 floors. One floor houses the Chinese Culture Center pursuant to a long-term, nominal-rent lease, and three floors are devoted to a registration desk, lobby shops, dining room, coffee shop, hotel support facilities, a fitness center, a guest business center, meeting and banquet rooms and offices. Other features of the Holiday Inn include a rooftop swimming pool, 5-storied underground garage and pedestrian bridge across Kearny Street connecting the hotel and the Chinese Culture Center with Portsmouth Square Park in Chinatown. The bridge, built and owned by the partnership, is included in the lease to the Chinese Culture Center.

The property is subject to a first deed of trust securing a loan from Wells Fargo Bank. As of December 31, 1999, the principal balance on the note was $1,591,547. The loan provides for a maximum borrowing of approximately $6.5 million and has the characteristics of a line of credit with certain declining maximum borrowings available at the end of each year. The note provides for interest at prime rate per annum and matures December 31, 2004.

On March 15, 1995, an amended and restated lease was entered into by Justice Investors with an effective date of January 1, 1995. That lease was assumed by Felcor, effective July 28, 1998. The initial term of the new lease is for a 10-year term expiring on December 31, 2004. The lessee also has an option to renew the lease for one additional term of five years which would extend the lease to December 31, 2009. The lease requires the lessee to pay an annual rent of the greater of twenty percent (20%) of gross room revenues or $2,500,000 plus fifty percent (50%) of total revenues from the demised premises less operating expenses, base rent and capital requirements.

The lease also required the lessee and Justice Investors to make substantial capital improvements and renovations to the hotel property. A rehabilitation budget of more than $8 million was set forth in the new lease agreement, of which the partnership was responsible for $2 million and the lessee was responsible for the remainder. As of December 31, 1999, the partnership had paid all of its $2 million commitment. Rehabilitation and renovation of the guest rooms, hallways, elevators and safety systems was completed during 1999. Further improvements are expected to be made in the future to meet standards for Holiday Inn Select hotels. The responsibility for those improvements rests with Felcor.

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

The Company has also invested in income producing instruments, equity and debt securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain. Those investments are made under the direction of the Company's Chairman and President. The Company primarily will invest in securities priced above $5.00 a share of companies listed on the New York and American Stock Exchanges and The Nasdaq National Stock Market, Inc. Although most of the Company's marketable securities investments are in companies listed on those stock markets, the overall investment portfolio and some of the Company's investment strategies could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. The Company may realize gains and losses in its overall investment portfolio from time to time to take advantage of market conditions and/or manage the portfolio's resources and the Company's tax liability. The Company may also assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. During the year, the Company increased the turnover of its investment portfolio and engaged in increased trading activities designed to maximize the overall return on investment activities in the near term. This resulted in portions of the Company's investments in marketable securities being classified as "trading" as defined by generally accepted accounting principles. After consultation with the Investment Committee of the Board of Directors, management determined that the classification of the entire portfolio as trading beginning July 1, 1999 would be more consistent with Company's overall investment objectives and activities. As a result, beginning July 1, 1999, all unrealized gains and losses on the Company's investment portfolio were recorded through the statement of income.

Item 3.  LEGAL PROCEEDINGS

None.

Item 4.  Submission of Matters to a Vote of Shareholders.

No matters were submitted to a vote of shareholders during the fourth quarter of Registrant's fiscal year ended December 31, 1999.




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


              1999                                   High         Low
              ----                                   ----         ---
     	First Quarter (1/1 to 3/31)                  $ 19.00      $ 19.00
      Second Quarter (4/1 to 6/30)                 $ 19.50      $ 18.50
      Third Quarter (7/1 to 9/30)                  $ 20.25      $ 19.25
      Fourth Quarter (10/1 to 12/31)               $ 20.00      $ 18.00

              1998                                   High         Low
              ----                                   ----         ---
     	First Quarter (1/1 to 3/31)                  $ 24.00      $ 21.75
      Second Quarter (4/1 to 6/30)                 $ 34.00      $ 23.25
      Third Quarter (7/1 to 9/30)                  $ 32.00      $ 19.13
      Fourth Quarter (10/1 to 12/31)               $ 18.25      $ 17.50



Such over-the-counter market quotations reflect inter-dealer prices and do not include retail markup, markdown or commission and may not necessarily represent actual transactions.

As of March 23, 2000, the approximate number of holders of record of the Company's Common Stock was 283. Such number of record owners was determined from the Company's shareholders records and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various brokers, clearing agencies or other nominees. There are approximately 390 beneficial shareholders of the Company's Common Stock.

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

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Net income for the Company increased 37.5% to $1,940,342 for the year ended December 31, 1999 compared to $1,411,154 for the year ended December 31, 1998. The increase in net income is due to a 37% increase in total revenues while costs and expenses remained consistent with the prior year.

The 37% increase in total revenues to $4,005,719 from $2,923,747 was primarily due to a 14.4% increase in partnership income from Justice Investors to $3,459,786 from $3,021,878, a change in investment income to a gain on marketable securities of $363,408 from losses on marketable securities of $89,796, and a 310% increase in dividend income to $152,525 from $49,165.

The increase in partnership income is primarily attributable to a 12.1% increase in hotel rental income as a result of an increase in the average daily room rate without a significant reduction in occupancy rates. The increase in dividend and interest income and investment gains is due to management's continuing efforts to reposition the Company's investment portfolio and the reclassification of all available-for-sale securities to trading which resulted in a net recorded gain of $121,508 in the income statement.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. During the year, the Company increased the turnover of its investment portfolio and engaged in increased trading activities designed to maximize the overall return on investment activities in the near term. After consultation with the Investment Committee of the Board of Directors, management determined that the classification of the entire portfolio as trading beginning July 1, 1999 would be more consistent with Company's overall investment objectives and activities. As a result, beginning July 1, 1999, all unrealized gains and losses on the Company's investment portfolio were recorded through the income statement. For the twelve months ended December 31, 1999, the Company recognized a net unrealized gain of $121,508 related to the reclassification of all available-for-sale securities to trading securities effective July 1, 1999.

Realized gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a meaningful effect on the Company's net earnings. However, the amount of realized gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

Income taxes increased 58.8% to $1,490,652 from $938,294 due to the increase in revenues.


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

As a result of increases in the amount of rental income from the hotel lease, and lower interest expenses due to the reduction in notes payable, the general partners of Justice Investors decided to increase the monthly distribution to limited partners effective with the September 1999 distribution. As a result, Portsmouth's monthly distribution increased to $209,160 from $139,440. The increase in monthly distributions can be characterized as special distributions and, at any time, unforeseen circumstances could dictate a change in the amount distributed. The general partners will continue to conduct an annual review and analysis to determine an appropriate monthly distribution for the ensuing year. At that time, the monthly distribution could be increased or decreased. During the year, the Company received cash distributions of $2,997,960 from Justice Investors.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the statement of income.

At December 31, 1999, the Company's current assets and current liabilities were $5,638,844 and $2,951,486, respectively. Management believes that its capital resources are currently adequate to meet its short and long-term obligations.


YEAR 2000 ISSUES

All of the Company's critical computer software and hardware are year 2000 compliant.


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

Item 7. Financial Statements

INDEX TO FINANCIAL STATEMENTS                                    PAGE

Report of Independent Accountants                                  9
Balance Sheet - December 31, 1999                                 10
Statements of Income and Comprehensive Income - Years Ended
  December 31, 1999 and 1998                                      11
Statements of Shareholders' Equity                                12
Statements of Cash Flows - Years Ended
  December 31, 1999 and 1998                                      13
Notes to the Financial Statements                                 14




REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Portsmouth Square, Inc.

In our opinion, the accompanying balance sheet and the related statements of income and comprehensive income, of cash flows, and of changes in shareholders' equity present fairly, in all material respects, the financial position of Portsmouth Square, Inc. at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP


Los Angeles, California
March 23, 2000


                          PORTSMOUTH SQUARE, INC.
                               BALANCE SHEET


As of December 31,                                                 1999
                                                                   ----
ASSETS
  Cash and cash equivalents                                 $   107,706
  Investment in marketable securities                         5,531,138
  Investment in Justice Investors                             2,307,898
  Other investments                                             100,000
  Other assets                                                  128,801
                                                              ---------
    Total assets                                            $ 8,175,543
                                                              =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Due to securities broker                                  $ 2,726,140
  Accounts payable and accrued expenses                         109,452
  Obligations for securities sold                               115,894
                                                              ---------
    Total liabilities                                         2,951,486
                                                              ---------

Commitments and contingencies

Shareholders' equity
  Common stock, no par value:
    Authorized shares - 750,000
    Issued and outstanding shares - 734,183                   2,092,300
  Additional paid-in-capital                                    915,676
  Retained earnings                                           2,216,081
                                                              ---------
    Total shareholders equity                                 5,224,057
                                                              ---------
    Total liabilities and shareholders' equity              $ 8,175,543
                                                              =========

See accompanying notes to financial statements.


                           PORTSMOUTH SQUARE, INC.
               STATEMENT OF INCOME AND OTHER COMPREHENSIVE INCOME


For years ended December 31,                             1999           1998
                                                  -----------     ----------
Revenues
  Equity in net income of Justice Investors       $ 3,459,786     $ 3,021,878
  Dividend and interest income                        152,525          49,165
  Net gains(losses) on marketable securities          363,408         (89,796)
  Other income (loss)                                  30,000         (57,500)
                                                    ---------       ---------
                                                    4,005,719       2,923,747
                                                    ---------       ---------

Costs and expenses
  General and administrative                          504,026         503,604
  Margin interest expense                              70,699          70,695
                                                    ---------       ---------
                                                      574,725         574,299
                                                    ---------       ---------
Income before income taxes                          3,430,994       2,349,448

Income taxes                                       (1,490,652)       (938,294)
                                                    ---------       ---------
Net income                                        $ 1,940,342     $ 1,411,154
                                                    =========       =========

Basic earnings per share                          $      2.64     $      1.92
                                                    =========       =========

Weighted average number of shares outstanding         734,183         734,183
                                                    =========       =========

Net income                                        $ 1,940,342     $ 1,411,154
    Other comprehensive income:
     Unrealized holding gain (loss)
     on marketable securities                          36,880        (331,868)
    Reclassification adjustment for holding
     loss included in net earnings                          -          89,796
    Income tax benefit related to
     other comprehensive income                        33,851          94,819
    Adjustment for reclassification of the
     accumulated unrealized holding gains
     prior to July 1, 1999 to current earnings       (121,508)              -
                                                    ---------       ---------
  Total comprehensive income                      $ 1,889,565     $ 1,263,901
                                                    =========       =========

See accompanying notes to financial statements



                                     PORTSMOUTH SQUARE, INC.
                               STATEMENT OF SHAREHOLDERS' EQUITY


                      Common Stock                         Accumulated       Retained
                    ----------------        Additional     other             earnings
                    Common                  Paid-in        comprehensive    (accumulated
                    Stock     Amount        Capital        income            deficit)           Total
                    ------    ------        ---------      -------------     -----------        -----

Balance at
December 31, 1997   734,183    2,092,300      915,676         96,476          (401,233)     2,703,219

Net income                                                                   1,411,154      1,411,154

Dividends paid	                                                               (367,091)      (367,091)

Unrealized holding
 loss on marketable
 securities, net
 of tax	                                                     (147,253)                       (147,253)
                     -------   ---------      ---------      -------         ---------       --------

December 31, 1998    734,183  $2,092,300     $  915,676     $(50,777)       $  642,830     $3,600,029

Net income                                                                   1,940,342      1,940,342

Dividends paid	                                                               (367,091)      (367,091)

Unrealized holding
 loss on marketable
 securities, net
 of tax	                                                       50,777                          50,777
                     -------   ---------      ---------       -------        ---------       --------

December 31, 1999    734,183  $2,092,300     $  915,676     $       -       $2,216,081     $5,224,057
                     =======   =========      =========       =======        =========      =========


See accompanying notes to financial statements.


                            PORTSMOUTH SQUARE, INC.
                            STATEMENTS OF CASH FLOWS


For the years ended December 31,                          1999             1998
                                                          ----             ----
Operating activities
Net income                                         $ 1,940,342      $ 1,411,154
Adjustments to reconcile net income to
  net cash used by operating activities:
    Equity in net income of Justice Investors       (3,459,786)      (3,021,878)
    Net (gains)losses on marketable securities        (111,867)          89,796
    Write-down of other investments	                         -           87,500
    Change in assets and liabilities:
      Trading securities                            (3,093,315)               -
      Other assets                                     165,405          (61,409)
      Accounts payable and other liabilities            39,340         (150,749)
      Due to securities broker                       1,707,361                -
      Obligations for securities sold                  103,024                -
                                                     ---------        ---------
       Net cash used in operating activities        (2,709,496)      (1,645,586)
                                                     ---------        ---------

Investing activities
Cash distributions from Justice Investors            2,997,960        2,509,920
Purchase of marketable securities                   (1,621,961)      (6,199,520)
Proceeds from sales of marketable securities         1,733,828        5,452,957
Purchase of other investments                      	       -         (100,000)
                                                     ---------        ---------
       Net cash provided by investing activities     3,109,827        1,663,357
                                                     ---------        ---------

Financing activities
Increase in due to securities broker                         -          354,568
Obligations for securities sold                              -           12,870
Dividends paid                                        (367,091)        (367,091)
                                                     ---------        ---------
Net cash (used in) provided by financing activities   (367,091)             347
                                                     ---------        ---------
Net increase in cash and
  cash equivalents                                      33,240           18,118
Cash and cash equivalents at the
  beginning of the year                                 74,466           56,348
                                                     ---------         --------
Cash and cash equivalents at end of year            $  107,706       $   74,466
                                                     =========         ========

Supplemental information:
Income taxes paid, net of refunds                   $  966,371       $1,097,000
                                                     =========        =========

Margin interest paid                                $   70,699       $   70,695
                                                     =========        =========


See accompanying notes to financial statements.

                         PORTSMOUTH SQUARE, INC.

                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business

As of December 31, 1999, Santa Fe Financial Corporation ("Santa Fe") owns approximately 68.1% of the outstanding common shares of Portsmouth Square, Inc. ("Portsmouth" or the "Company"). Portsmouth's primary source of revenues is from its 49.8% interest in Justice Investors, a California limited partnership in which Portsmouth serves as both a general and limited partner. Justice Investors owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California, commonly known as the Holiday Inn Financial District/Chinatown. Justice Investor's most significant income source is a lease between the partnership and Felcor Lodging Trust, Inc. for the hotel portion of the property. The partnership also derives income from the lease of the garage portion of the property to Evon Garage Corporation. The Company also derives revenue from management fees as a general partner and from the investment of its cash and securities assets.


Cash Equivalents

The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

Investment in Marketable Securities

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading securities with all unrealized gains and losses on the Company's investment portfolio recorded through the income statement.

The cost of marketable securities sold is determined by the specific identification method.

Obligations for Securities Sold

Obligation for securities sold represents the fair market value of shares sold with the promise to deliver that security at some future date and the fair market value of shares underlying the written call options with the obligation to deliver that security when and if the option is exercised. The obligation may be satisfied with current holdings of the same security or by subsequent purchases of that security. Unrealized gains and losses from changes in the obligation are included in the income statement.

Revenue Recognition

During 1999 and 1998, the Company's primary source of revenue is from its 49.8% interest in Justice Investors, a limited partnership which owns and leases a hotel in San Francisco, California, in which the Company is both a limited and general partner (see Note 3). The Company accounts for its investment in Justice Investors under the equity method.

Basic Earnings per Share

Basic earnings per share are calculated based upon the weighted average number of common shares outstanding during each fiscal year. As of December 31, 1999 and 1998, the Company did not have any potentially dilutive securities outstanding; and therefore, does not report diluted earnings per share.

Accounting for Impairment of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows generated by those assets are less that their carrying value. During 1999 and 1998, the Company did not record any impairment losses.


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

Income Taxes

Deferred income taxes are determined using the liability method. A deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates. Deferred tax expense is the result of changes in the amount of deferred income taxes during the period.


NOTE 2 - INVESTMENT IN MARKETABLE SECURITIES

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. During the year, the Company increased the turnover of its investment portfolio and engaged in increased trading activities designed to maximize the overall return on investment activities in the near term. This resulted in portions of the Company's investments in marketable securities being classified as "trading" as defined by generally accepted accounting principles. After consultation with the investment Committee of the Board of Directors, management determined that the classification of the entire portfolio as trading beginning July 1, 1999 would be more consistent with Company's overall investment objectives and activities. As a result, beginning July 1, 1999, all unrealized gains and losses on the Company's investment portfolio were recorded through the income statement. For the twelve months ended December 31, 1999, the Company recognized a net unrealized gain of $121,508 related to the reclassification of all available-for-sale securities to trading securities.

Gross unrealized gains and losses included in earnings from the transfer of securities from available-for-sale to trading totaled $372,013 and $250,505 respectively, for the year ended December 31, 1999. There were no such transfers in 1998.

The net unrealized gain on trading securities included in earnings during 1999 was $97,771.

Proceeds from sales of available-for-sale securities during 1999 were $1,733,828. Gross realized gains and losses included on those sales during 1999 were $237,072 and $125,205, respectively.

NOTE 3 - INVESTMENT IN JUSTICE INVESTORS

Condensed financial statements for Justice Investors, a limited partnership, in which Portsmouth Square, Inc. has a 49.8% interest, are as follows:

                        CONDENSED BALANCE SHEETS

December 31,                                                   1999
                                                               ----
Assets

Total current assets                                     $2,219,572
Property, plant and equipment, net of accumulated
 depreciation of $11,373,985 in 1999                      5,201,698
Loan fees and deferred lease costs, net of accumulated
 amortization of $147,456 in 1999                           162,957
                                                          ---------
                                                         $7,584,227
                                                          =========

Liabilities and partners' equity

Total current liabilities                                $  261,062
Long-term liabilities                                     1,591,547
Partners' capital                                         5,731,618
                                                          ---------
                                                         $7,584,227
                                                          =========

                         CONDENSED STATEMENTS OF OPERATIONS

                                                                 December 31,
                                                              1999         1998
                                                              ----         ----
Revenues                                                $7,791,402    7,036,744
Costs and expenses                                        (844,039)    (968,716)
                                                         ---------    ---------
Net income                                              $6,947,003    6,068,028
                                                         =========    =========


NOTE 4 - DUE TO SECURITIES BROKER

A securities broker has advanced funds for the purchase of, and secured by, marketable securities under standard margin agreements in accordance with and subject to the limitations of 17CFR Section 240 15c3-3 under the Securities Exchange Act of 1934 and Section #220.6 of Regulation T issued by the Board of Governors of the Federal Reserve System. The interest rate on advances or cash on deposit can vary daily with money market rates. The interest rate on margin balances is based on the Federal Funds rate plus 0.875%. The interest rate on cash or deposits is based on the Federal Funds rate less 0.5%. The interest rate on interest rebates in connection with short positions is based on the Federal Funds rate less 0.375%. As of December 31, 1999 and 1998, the Federal Funds rate was 5.25%.

NOTE 5 - INCOME TAXES

The provision for income taxes consists of the following:

                                                             Year ended
                                                             December 31,
                                                         1999            1998
                                                         ----            ----
 Federal
   Current                                         $  994,839      $  799,995
   Deferred                                           211,555         (59,695)
                                                    ---------         -------
                                                    1,206,394         740,300
                                                    ---------         -------

 State
   Current                                            278,392         212,622
   Deferred                                             5,866         (14,628)
                                                    ---------         -------
                                                      284,258         197,994
                                                    ---------         -------
                                                   $1,490,652      $  938,294
                                                    =========         =======

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

                                                            Year ended
                                                           December 31,
                                                        1999         1998


  Statutory federal tax rate                            34.0        34.0%
  State income taxes, net of federal tax benefit         6.1         6.1
  Other                                                  3.4        (0.2)
                                                         ---          ---
                                                        43.4%       39.9%
                                                        ====         ====

The components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:


                                                           Year ended
                                                           December 31,
                                                        1999           1998
                                                        ----           ----
 Deferred tax assets
   State income taxes                              $  94,653      $  75,913
   Capital loss carryforwards                              -        149,988
   Other miscellaneous differences                         -          1,391
                                                     -------        -------
      Deferred tax assets                             94,653        227,292

Deferred tax liabilities
   Unrealized (gains)losses on marketable
     securities                                      (39,108)         3,069
                                                     -------        -------
Net deferred assets                                $  55,545      $ 230,361
                                                     =======        =======


NOTE 6 - RELATED PARTY TRANSACTIONS

Certain shared costs and expenses, primarily administrative salaries, rent and insurance, are allocated between the Company and Santa Fe based on management's estimate of the pro rata utilization of resources. Total shared costs and expenses allocated to the Company approximated $214,818 and $213,900 during the years ended December 31, 1999 and 1998, respectively. In addition, The InterGroup Corporation allocates corporate expenses to the Company based on InterGroup's management's estimate of the pro rata utilization of resources. For the years ended December 31, 1999 and 1998, these expenses were approximately $85,300 and $81,000 respectively.



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a)of The Exchange Act.

Item 10.  Executive Compensation.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

Item 12.  Certain Relationships and Related Party Transactions.

The information for Part III, Items 9 through 12, are hereby incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2000, which will be filed with the Commission within one hundred twenty (120) days of the close of the fiscal year pursuant to Regulation 14A.

Item 13.  Exhibits and Reports on Form 8-K.

(a) Listing of Exhibits by Table Number

Set forth below is an index of applicable exhibits filed with this report according to exhibit table number.

           Exhibit                                                   Page
           -------                                                   ----

          3.(i)  Articles of Incorporation                              *
            (ii) Bylaws (amended February 16, 2000)                   29*

          4.  Instruments defining the rights of Security               *
              Holders, including indentures (see Articles of Incorporation and Bylaws)

         22. Published report regarding matters submitted to vote of Security Holders - Proxy Statement for Annual Meeting of Shareholders to be held May 16, 2000, which will be filed with the Commission within one hundred twenty (120) days of the fiscal year pursuant to Regulation 14A

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


(c) Financial Statements and Schedules Required by Regulation S-X

The following financial statements of Justice Investors are included in
Item 13:
                                                              PAGE
                                                              ----

Independent Auditor's Report                                   20
Balance Sheets - December 31, 1999 and 1998                    21
Statements of Income and Partners' Capital - Years             22
  Ended December 31, 1999 and 1998
Statements of Cash Flows - Years Ended                         23
  December 31, 1999 and 1998
Notes to Financial Statements - December 31, 1999 and 1998     24


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

                          COLLIER & MARKOWITZ
                      CERTIFIED PUBLIC ACCOUNTANTS
                  (SUCCESSORS TO AARON, BLUM & COLLIER)

                   235 MONTGOMERY STREET, SUITE 1049
                    SAN FRANCISCO, CALIFORNIA 94104
                           TEL (415) 982-7852
                           FAX (415) 982-1429

                            January 28, 2000

To the Partners
Justice Investors
(A Limited Partnership)
San Francisco, California

                   Independent Auditor's Report
                   ----------------------------

We have audited the accompanying balance sheets of Justice Investors (A Limited Partnership) as of December 31, 1999, and 1998, and the related statements of income and partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Justice Investors (A Limited Partnership) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/ COLLIER AND MARKOWITZ
Certified Public Accounts

                           JUSTICE INVESTORS
                        (A LIMITED PARTNERSHIP)

                             BALANCE SHEETS

                       December 31, 1999 and 1998
                       --------------------------

                                                       1999           1998
                                                       ----           ----
                                   ASSETS
                                   ------
Current assets
  Cash                                             $   15,453     $    3,265
  Rents receivable                                  2,198,898      1,688,253
  Prepaid expenses                                      5,221          4,886
                                                    ---------      ---------
       Total current assets                         2,219,572      1,696,404
                                                    ---------      ---------
Fixed assets
  Office equipment (net of accumulated
    depreciation of $4,757 in 1999 and
    $3,846 in 1998)                                       796          1,707
  Building and improvements (net of accumulated
    depreciation of $11,369,228 in 1999 and
    $10,995,627 in 1998)                            4,076,774      4,450,375
  Land                                              1,124,128      1,124,128
                                                    ---------      ---------
      Total fixed assets                            5,201,698      5,576,210
                                                    ---------      ---------
Other assets
 Loan fees (net of accumulated amortization
   of $140,440 in 1999 and $110,875 in 1998)          147,817        177,382
 Deferred lease costs (net of accumulated
   amortization of $7,016 in 1999 and
   $5,908 in 1998)                                     15,140         16,247
                                                    ---------      ---------
      Total other assets                              162,957        193,629
                                                    ---------      ---------
      Total assets                                 $7,584,227     $7,466,243
                                                    =========      =========

                    LIABILITIES AND PARTNERS' CAPITAL
                    ---------------------------------
Current liabilities
  Trade accounts payable and accrued expenses      $   45,520     $   50,539
  Rents received in advance                           206,250            200
  Accrued interest                                      9,292          6,553
                                                    ---------      ---------
      Total current liabilities                       261,062         57,292
Long-term liabilities
  Notes payable                                     1,591,547      2,604,686
                                                    ---------      ---------
      Total liabilities                             1,852,609      2,661,978
Commitment - Lease commission                       ---------      ---------
Partners' capital                                   5,731,618      4,804,265
                                                    ---------      ---------
       Total liabilities and partners' capital     $7,584,227     $7,466,243
                                                    =========      =========

The accompanying notes are an integral part of these financial statements.

                           JUSTICE INVESTORS
                         (A LIMITED PARTNERSHIP)

                STATEMENTS OF INCOME AND PARTNERS' CAPITAL

                  Years Ended December 31, 1999 and 1998
                  --------------------------------------

                                                         1999           1998
                                                         ----           ----
Revenues
  Rental income
    Hotel                                           $6,368,921    $5,677,119
    Garage                                           1,379,523     1,337,833
    Other                                                2,400         2,400
                                                     ---------     ---------
      Total rental income                            7,750,844     7,017,352
    Interest income                                      4,893             -
    Miscellaneous income                                35,665        19,392
                                                     ---------     ---------
      Total revenues                                 7,791,402     7,036,744
                                                     ---------     ---------

Expenses
  Interest                                              52,187       175,468
  Depreciation and amortization                        405,184       423,320
  Lease commission                                      63,690        56,771
  Property taxes                                        41,627        41,928
  General and administrative
    Administrative expenses                            150,000       150,000
    Accounting fees                                      8,348         9,999
    Audit and tax preparation                           43,435        25,527
    Business taxes                                      23,223        20,554
    Bank charges                                         8,634         6,935
    Consultants                                          1,050         5,005
    Franchise taxes                                        800           800
    Insurance expense                                   40,374        45,518
    Legal fees                                           4,758         6,178
    Office expense and miscellaneous                       729           713
                                                     ---------     ---------
      Total expenses                                   844,039       968,716
                                                     ---------     ---------

Net income                                           6,947,363     6,068,028
Partners' capital at beginning of
  year                                               4,804,265     3,776,240
Less distributions to partners                      (6,020,010)   (5,040,003)
                                                     ---------     ---------
Partners' capital at end of year                    $5,731,618    $4,804,265
                                                     =========     =========

The accompanying notes are in integral part of these financial statements.

                           JUSTICE INVESTORS
                        (A LIMITED PARTNERSHIP)
                Years Ended December 31, 1999 and 1998
                --------------------------------------
            Increase (Decrease) in Cash and Cash Equivalents

                                                          1999          1998
                                                          ----          ----
Cash flows from operating activities
  Cash received from tenants                       $ 7,446,249    $5,588,801
  Interest received                                      4,893             -
  Miscellaneous income received                         35,665             -
  Interest paid                                        (49,448)     (168,915)
  Cash paid for other operating
    activities                                        (392,022)     (357,178)
     Net cash provided by operating                   --------      --------
        activities                                   7,045,337     5,062,708
                                                     ---------     ---------
Cash flows from financing activities
  Distributions to partners                         (6,020,010)   (5,040,003)
  Proceeds from borrowing of long-
    term debt                                        3,043,509     3,992,727
  Principal payments of long-term
    debt                                            (4,056,648)   (4,012,167)
     Net cash used in financing                      ---------     ---------
        activities                                  (7,033,149)   (5,059,443)
                                                     ---------     ---------
Net increase in cash and
  cash equivalents                                      12,188         3,265
Cash and cash equivalents at
  beginning of year                                      3,265             -
                                                     ---------     ---------
Cash and cash equivalents at end
of year                                             $   15,453    $    3,265
                                                     =========     =========
Reconciliation of net income to net
  cash provided by operating
  activities
Net income                                          $6,947,363    $6,068,028
                                                     ---------     ---------
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities
   Depreciation and amortization                       405,184       423,320
   Rents receivable                                   (510,645)   (1,222,502)
   Prepaid expenses                                       (335)       29,737
   Accounts payable                                     (5,019)      (36,378)
   Rents received in advance                           206,050      (206,050)
   Interest payable                                      2,739         6,553
                                                     ---------     ---------
                                                        97,974    (1,005,320)
                                                     ---------     ---------
Net cash provided by operating
  activities                                        $7,045,337    $5,062,708
                                                     =========     =========
Supplemental disclosures of cash
  flows information:
    Cash paid during the year for:
      Interest                                      $   49,448    $  168,915


The accompanying notes are an integral part of these financial statements.

                         JUSTICE INVESTORS
                      (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS

                    December 31, 1999 and 1998
                    --------------------------

SIGNIFICANT ACCOUNTING POLICIES
-------------------------------

Organization
------------
Justice Investors, a Limited Partnership (the "Partnership"), was formed in 1967 to acquire real property in San Francisco, California, for the development and lease of hotel and related facilities. The leases became effective during 1970 upon completion of the hotel and parking garage. The lease of the hotel provides for the Partnership to receive certain percentages of hotel revenue, as defined, to December 31, 2004, with a five-year renewal option. The parking garage lease provides for payments of certain percentages of parking receipts to November 30, 2010.

Rents Receivable
----------------
Management believes that all rents receivable as of December 31, 1999 and 1998, were fully collectible. Therefore, no allowance for doubtful accounts was recorded.

Depreciation
------------
Depreciation on the hotel facilities is computed using the straight-line method over a useful life of 40 years. Building improvements are being depreciated on a straight-line basis over their useful lives ranging from 5 to 39 years. Office equipment is being depreciated using the 150% declining balance method with a useful life of 5 years.

Amortization
------------
Loan fees are amortized using the straight-line method over 10 years. Deferred lease costs are amortized using the straight-line method over 15 years.

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

                         JUSTICE INVESTORS
                      (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS

                    December 31, 1999 and 1998
                    --------------------------

SIGNIFICANT ACCOUNTING POLICIES (continued)
-------------------------------

Use of Estimates
----------------
The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

LONG-TERM DEBT
--------------
At December 31, 1999 and 1998, long-term debt consisted of the following:


                                                          1999           1998
                                                          ----           ----
  Note payable to Wells Fargo Bank collateralized
  by first deed of trust on land, hotel property
  and the Partnership's interest in hotel and
  garage leases.  The note provides for interest
  at LIBOR plus 2% per annum to a total capped
  rate of 11.5% up to $4,000,000 due December
  31, 2004                                            $       -     $2,590,000


  Note payable to Wells Fargo Bank collateralized
  by first deed of trust on land, hotel property
  and the Partnership's interest in hotel and
  garage leases.  The note provides for interest
  at prime rate per annum due December 31, 2004       1,591,547         14,686
                                                      ---------      ---------
                                                     $1,591,547     $2,604,686
                                                      =========      =========

Under the terms of the revolving reducing line of credit with Wells Fargo Bank, the above notes are subject to a maximum credit limit as follows:

  December 31, 1998                                 $6,796,678
  December 31, 1999                                  6,506,363
  December 31, 2000                                  6,182,662
  December 31, 2001                                  5,821,736
  December 31, 2002                                  5,419,302
  December 31, 2003                                  4,970,590
  December 31, 2004                                  4,470,275

                        JUSTICE INVESTORS
                      (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS

                    December 31, 1999 and 1998
                    --------------------------

LONG-TERM DEBT (continued)
--------------

Maturities of long-term debt for each of the next five years are as follows:

  2000                                              $        -
  2001                                                       -
  2002                                                       -
  2003                                                       -
  2004                                               1,591,547

MINIMUM FUTURE RENTALS
----------------------
Minimum future rentals to be received on non-cancelable leases as of December 31, 1999 for each of the next five years and in the aggregate are:

    2000                                         $ 2,761,000
    2001                                           2,761,000
    2002                                           2,761,000
2003	2,761,000
2004	2,761,000
    Subsequent to 2004                             1,544,250
                                                  ----------
                                                 $15,349,250
                                                  ==========

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


RELATED PARTY TRANSACTIONS
--------------------------
Expenses were incurred for services rendered by related parties as follows:

                                                  1999           1998
                                                  ----           ----
  General partners                            $150,000       $150,000
  Legal services                                 4,758          6,178
                                               -------        -------
                                              $154,758       $156,178
                                               =======        =======

                         JUSTICE INVESTORS
                      (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS

                    December 31, 1999 and 1998
                    --------------------------

RELATED PARTY TRANSACTIONS (continued)
--------------------------
The garage lessee, the managing general partner, paid the Partnership $1,379,523 and $1,337,833 during 1999 and 1998, respectively, under the terms of the rental agreement. Rents receivable from the garage lessee at December 31, 1999 and 1998 were $108,478 and $115,794, respectively. Accounts payable to general partners at December 31, 1999 and 1998 were $30,000 and $30,000, respectively.

LITIGATION
----------
The Partnership was a co-defendant in a lawsuit filed by a former employee of the general contractor who constructed the hotel and garage facilities, for alleged personal injuries resulting from exposure to asbestos-containing materials. The case was dismissed in 1998 without liability to the Partnership.

                                SIGNATURES
                                ----------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  PORTSMOUTH SQUARE, INC.
                                                        (Registrant)

Date: March 28, 2000                          by /s/ John V. Winfield
      --------------                             ---------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer


Date: March 28, 2000                          by /s/ Michael G. Zybala
      --------------                             ---------------------------
                                                 Michael G. Zybala,
                                                 Vice President and Secretary


Date: March 28, 2000                          by /s/ David Nguyen
      --------------                             --------------------------
                                                 David Nguyen
                                                 Controller
                                                (Principal Accounting Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 28, 2000                  /s/ John V. Winfield
      --------------                  ---------------------------------------
                                      John V. Winfield, Chairman of the Board,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

Date: March 28, 2000                  /s/ Jerold R. Babin
      --------------                  ---------------------------------------
                                      Jerold R. Babin,
                                      Director


Date: March 28, 2000                  /s/ Josef A. Grunwald
      --------------                  ---------------------------------------
                                      Josef A. Grunwald,
                                      Director


Date: March 28, 2000                  /s/ William J. Nance
      --------------                  ---------------------------------------
                                      William J. Nance,
                                      Director

Date: March 28, 2000                  /s/ John C. Love
      --------------                  ---------------------------------------
                                      John C. Love,
                                      Director

                               EXHIBIT 3 (ii)

      On February 16, 2000 the Board of Directors of Portsmouth Square, Inc. amended ARTICLE VII, Section 2 of the Bylaws of the Company to read as follows:


              "Section 2. Regular Meetings.  The date, time and place
               of the Company's regular meeting of shareholders shall be determined and set each year by the Board of Directors in accordance with applicable law. At said regular meeting, directors of the corporation shall be elected to serve for the ensuing year and until their successors are elected and qualified."