Form 10QSB
period 2000-03-31
PORTSMOUTH SQUARE INC
filed 2000-05-12
CIK 79661

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                                FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 2000

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

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 734,183 shares of issuer's No Par Value Common Stock were outstanding as of May 10, 2000.

   Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                     INDEX

                             PORTSMOUTH SQUARE, INC.


PART I. FINANCIAL INFORMATION                                       PAGE NO.

Item 1. Financial Statements

    Balance Sheet--March 31, 2000 (Unaudited)                           3

    Statements of Income and Comprehensive Income
     (Unaudited)--Three Months ended March 31, 2000 and
      March 31, 1999                                                    4

    Statements of Cash Flows (Unaudited)--Three Months ended
     March 31, 2000 and March 31, 1999                                  5

    Notes to Financial Statements                                       6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             9

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                               11

SIGNATURES                                                             11

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              PORTSMOUTH SQUARE, INC.

                                  BALANCE SHEET
                                   (Unaudited)
As of March 31,                                               2000
                                                          ----------
Assets

  Cash and cash equivalents                              $   429,027
  Investment in marketable securities                      6,072,938
  Investment in Justice Investors                          2,571,097
  Other investments                                          100,000
  Other assets                                               101,139
                                                          ----------
Total assets                                             $ 9,274,201
                                                          ==========

Liabilities and Shareholders' Equity

Liabilities
  Due to securities broker                               $ 2,259,655
  Obligations for securities sold                            299,160
  Accounts payable and other liabilities                     713,372
                                                          ----------
Total liabilities                                          3,272,187
                                                          ----------
Commitments and contingencies

Shareholders' equity:
  Common stock, no par value:
    Authorized shares - 750,000
    Issued and outstanding shares - 734,183                2,092,300
  Additional paid-in capital                                 915,676
  Retained earnings                                        2,994,038
                                                          ----------

Total shareholders' equity                                 6,002,014
                                                          ----------

Total liabilities and shareholders' equity               $ 9,274,201
                                                          ==========


See accompanying notes to financial statements.

                           PORTSMOUTH SQUARE, INC.

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                 (Unaudited)


For the three months ended March 31,                 2000            1999
                                                  ---------       ---------
Revenues
  Equity in net income of Justice
   Investors                                     $  890,679      $  564,399
  Dividend and interest income                       38,414          30,707
  Net gains on marketable securities                820,597         112,651
  Other income                                       20,865          12,000
                                                  ---------       ---------
                                                  1,770,555         719,757
                                                  ---------       ---------

Cost and expenses
  General and administrative                        112,792         120,262
  Margin interest and trading expenses               55,258          26,148
                                                  ---------       ---------
                                                    168,050         146,410
                                                  ---------       ---------

Income before income taxes                        1,602,505         573,347

Income taxes                                       (641,002)       (197,586)
                                                  ---------       ---------
Net income                                       $  961,503      $  375,761
                                                  =========       =========

Basic earnings per share                         $     1.31      $     0.51
                                                  =========       =========

Weighted average number of
  shares outstanding                                734,183         734,183
                                                  =========       =========

Comprehensive income
  Net income                                     $  961,503      $  375,761
  Other comprehensive income:
   Unrealized holding loss
   on marketable securities                               -        (170,647)
   Reclassification adjustment for holding
    loss included in net earnings                         -         112,651
   Income tax benefit related to
    other comprehensive income                            -          48,756
                                                  ---------       ---------
  Total comprehensive income                     $  961,503      $  366,521
                                                  =========       =========


See accompanying notes to financial statements.

<CATION>

                            PORTSMOUTH SQUARE, INC.

                            STATEMENTS OF CASH FLOWS
                                 (Unaudited)

For the three months ended March 31,                   2000            1999
                                                    ----------     ----------
Operating activities
Net income                                         $   961,503    $   375,761
Adjustments to reconcile net income to net
  cash used in operating activities:
    Equity in net income of Justice Investors         (890,679)      (564,399)
    Net unrealized gains on marketable securities     (664,606)      (112,651)
    Changes in assets and liabilities:
     Investment in marketable securities               122,806              -
     Other assets                                       27,662        (60,001)
     Accounts payable and accrued expenses             603,920        160,452
     Due to securities broker                         (466,485)             -
     Obligations for securities sold                   183,266              -
                                                    ----------     ----------
Net cash used in operating activities                 (122,613)      (200,838)
                                                    ----------     ----------

Investing activities
  Cash distributions from Justice Investors            627,480        418,320
  Purchase of marketable securities                          -       (701,888)
  Proceeds from sales of marketable securities               -        960,437
                                                    ----------     ----------
Net cash provided by investing activities              627,480        676,869
                                                    ----------     ----------

Financing activities
  Decrease in due to securities broker                       -       (209,556)
  Increase obligations for securities sold                   -         18,642
  Dividends paid                                      (183,546)      (183,546)
                                                    ----------     ----------
Net cash used in financing activities                 (183,546)      (374,460)
                                                    ----------     ----------
Net increase in cash and cash equivalents              321,321        101,571
Cash and cash equivalents at the beginning
 of the period                                         107,706         74,466
                                                    ----------     ----------
Cash and cash equivalents at the end of the
 period                                            $   429,027    $   176,037
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

Certain reclassifications have been made to the financial statements as of March 31, 1999 and for the three months then ended to conform to the current quarter presentation.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the year ended December 31, 1999.

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2000.


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

Condensed financial statements for Justice Investors are as follows:

                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

                                                        March 31, 2000
                                                        --------------
Assets
Total current assets                                      $1,055,648
Property, plant and equipment, net of
  accumulated depreciation of $11,465,896                  5,108,904
Loan fees and deferred lease costs,
  net of accumulated amortization of $155,585                154,827
                                                           ---------
    Total assets                                          $6,319,379
                                                           =========

Liabilities and partners' capital
Total current liabilities                                 $   59,248
Partners' capital                                          6,260,131
                                                           ---------
    Total liabilities and partners' capital               $6,319,379
                                                           =========

                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS


For the three months ended March 31, 2000,    2000           1999
                                           ----------     ----------
Revenues                                   $2,012,139     $1,358,686
Costs and expenses                            223,626        225,354
                                            ---------      ---------
Net income                                 $1,788,513     $1,133,332
                                            =========      =========


3.	Marketable Securities
---------------------

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. During 1999, the Company increased the turnover of its investment portfolio and engaged in increased trading activities designed to maximize the overall return on investment activities in the near term. This resulted in portions of the Company's investments in marketable securities being classified as "trading" as defined by generally accepted accounting principles. After consultation with the Investment Committee of the Board of Directors, management determined that the classification of the entire portfolio as trading beginning July 1, 1999 would be more consistent with the Company's overall investment objectives and activities. As a result, beginning with its third quarter ending September 30, 1999, all unrealized gains and losses on the Company's investment portfolio were recorded through the income statement. For the three months ended March 31, 2000, net unrealized gains on trading securities included in earnings were $664,606.

4. Related Party Transactions
   --------------------------

Certain shared costs and expenses, primarily administrative salaries, rent and insurance are allocated among the Company, the Company's parent, Santa Fe Financial Corporation ("Santa Fe"), and The InterGroup Corporation ("InterGroup"), parent of Santa Fe, based on management's estimate of the pro rata utilization of resources. For the three months ended March 31, 2000, these expenses were approximately $24,120.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including partnership distributions, general economic conditions of the hotel industry in the San Francisco area, securities markets, litigation and other factors, including natural disasters, those discussed below and in the Company's Form 10-KSB for the year ended December 31, 1999, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

The Company's principal sources of revenue continue to be derived from its 49.8% interest in the Justice Investors limited partnership and income received from the investment of its cash and securities assets. The partnership derives most of its income from a lease of its hotel property to Felcor and from a lease with Evon.

Three Months Ended March 31, 2000 Compared to Three Months
Ended March 31, 1999

Net income for the Company increased 156% to $961,503 for the three months ended March 31, 2000 compared to $375,761 for the three months ended March 31, 1999. The increase in net income is primarily due to a 146% increase in total revenues while costs and expenses remained consistent with the prior year.

The 146% increase in total revenues to $1,770,555 from $719,757 was primarily due to a 58% increase in partnership income from Justice Investors to $890,679 from $564,399 and a significant increase in net investment gains on marketable securities to $820,597 from $112,651.

The increase in partnership income is primarily attributable to a 48% increase in hotel rental income as a result of the renovation of the common areas of the hotel during first quarter of 1999, which reduced occupancy and other revenues generated by the hotel, and an increase in the average daily room rate for the quarter ended March 31, 2000.

The increase in net investment gains is primarily due to the inclusion of net unrealized gains on trading securities of $664,606 in earnings for the quarter ended March 31, 2000. In the quarter ended March 31, 1999, all unrealized gains and losses on investment securities were included only in comprehensive income. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a meaningful effect on the Company's net earnings. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

The increase in margin interest and trading expenses to $55,258 from $26,148 was due to the maintenance of higher margin balances during the quarter ended March 31, 2000 and the increased size of the Company's portfolio.

Income taxes increased to $641,002 from $197,586 due to the increase in income.


LIQUIDITY AND SOURCES OF CAPITAL

The Company's cash flows are primarily generated by its subsidiary's investment in the Justice Investors limited partnership, which derives the majority of its income from its lease with Felcor and a lease with Evon. In addition to the monthly limited partnership distributions it receives from Justice Investors, the Company also receives monthly management fees as a general partner. The Company also derives revenue from its investment of its cash and securities assets.

As a result of increases in the amount of rental income from the hotel lease, and lower interest expenses due to the reduction in notes payable, the general partners of Justice Investors decided to increase the monthly distribution to limited partners effective with the September 1999 distribution. As a result, Portsmouth's monthly distribution increased to $209,160 from $139,440. The increase in monthly distributions can be characterized as special distributions and, at any time, unforeseen circumstances could dictate a change in the amount distributed. The general partners will continue to conduct an annual review and analysis to determine an appropriate monthly distribution for the ensuing year. At that time, the monthly distribution could be increased or decreased. During the quarter ended March 31, 2000, the Company received cash distributions of $627,480 from Justice Investors.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the statement of income.

At March 31, 2000, the Company's current assets and current liabilities were $6,501,965 and $3,272,187, respectively. Management believes that its capital resources are currently adequate to meet its short and long-term obligations.

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

                                                  PORTSMOUTH SQUARE, INC.
                                                        (Registrant)

Date: May 10, 2000                            by /s/ John V. Winfield
                                                 ---------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer


Date: May 10, 2000                            by /s/ Michael G. Zybala
                                                 ---------------------------
                                                 Michael G. Zybala,
                                                 Vice President and Secretary


Date: May 10, 2000                            by /s/ David Nguyen
                                                 --------------------------
                                                 David Nguyen
                                                 Controller
                                                (Principal Accounting Officer)