Form 10KSB
period 2000-06-30
PORTSMOUTH SQUARE INC
filed 2000-09-28
CIK 79661

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                        ----------------------
                             FORM 10-KSB

[ ] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                   or

[x] 	Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from January 1, 2000 to June 30, 2000.

Commission File Number 0-4057

                              PORTSMOUTH SQUARE, INC.
                              -----------------------
         (Name of Small Business Issuer as Specified in Its Charter)

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

                           Common Stock, No Par Value
                           --------------------------
                               (Title of Class)


    Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes [X]   No [ ]

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

    The issuer's revenues for the six months ended June 30, 2000 were $2,629,563.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of issuer computed by reference to the price at which the common equity was sold on September 15, 2000 was $3,661,119.

The number of shares outstanding of issuer's No Par Value Common Stock, as of September 15, 2000, was 734,183.

                  DOCUMENTS INCORPORATED BY REFERENCE

NONE

        Transitional Small Business Disclosure Format:  Yes [ ]    No [X]


                            TABLE OF CONTENTS

PART I                                                               PAGE
------                                                               ----
  Item  1.  Description of Business.                                   3

  Item  2.  Description of Property.                                   4

  Item  3.  Legal Proceedings.                                         6

  Item  4.  Submission of Matters to a Vote of Security Holders.       6

PART II
-------
  Item  5.  Market For Common Equity and Related                       7
             Stockholder Matters.

  Item  6.  Management's Discussion and Analysis of Financial          8
             Condition and Results of Operations.

  Item  7.  Financial Statements and Supplementary Data.              11

  Item  8.  Changes in and Disagreements With Accountants on          21
             Accounting and Financial Disclosure.

PART III
--------
  Item  9.  Directors, Executive Officers, Promoters and              22
             Control Persons; Compliance With Section 16(a) of The Exchange Act.

  Item 10.  Executive Compensation.                                   24

  Item 11.  Security Ownership of Certain Beneficial Owners and       25
             Management.

  Item 12.  Certain Relationships and Related Party Transactions.     26

  Item 13.  Exhibits, Financial Statement Schedules, and              27
             Reports on Form 8-K.

  SIGNATURES                                                          36








       2 of 37

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

On May 16, 2000, the Board of Directors of Portsmouth approved a change in the fiscal year end of the Company from December 31 to June 30.

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

The Company also derives income from management fees as a general partner in Justice Investors and from the investment of its cash and securities assets. The Company has invested in income-producing instruments, equity and debt securities and will consider other investments if such investments offers growth or profit potential.


COMPETITION

The hotel enjoys a favorable year-round occupancy rate and is part of Holiday Inn's worldwide reservation system. It was designed to Holiday Inn's specifications to serve both business persons and tourists and caters to both individuals and tour groups. It also handles conferences and business meetings, having meeting and dining facilities for groups of up to 400 people. Management believes that the hotel and garage are in a competitive position in their respective markets; however, some competitors may have better financial resources and newer facilities. The Company intends, where appropriate, to continue in its efforts as a general partner to find ways to improve the physical condition of the hotel and garage properties to remain competitive.


       3 of 37



EMPLOYEES

As of June 30, 2000, the Company had two full-time employees. The employees are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.



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

The lease also required the lessee and Justice Investors to make substantial capital improvements and renovations to the hotel property. A rehabilitation budget of more than $8 million was set forth in the new lease agreement, of which the partnership was responsible for $2 million and the lessee was responsible for the remainder. As of June 30, 2000, the partnership had paid all of its $2 million commitment. Rehabilitation and renovation of the guest rooms, hallways, elevators and safety systems was completed during 1999. Further improvements are expected to be made in the future to meet standards for Holiday Inn Select hotels. The responsibility for those improvements rests with Felcor.

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



       4 of 37







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

The Company may realize gains and losses in its overall investment portfolio from time to time to take advantage of market conditions and/or manage the portfolio's resources and the Company's tax liability. The Company may also assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. In addition, the Company utilizes margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management.

       5 of 37





The Company's President and Chief Executive Officer, John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer of Santa Fe Financial Corporation ("Santa Fe") and
The InterGroup Corporation ("InterGroup") and directs the investment
activity of those companies.   An employee of InterGroup helps manage the
portfolios of the Company in consultation with Mr. Winfield. The Company reimburses InterGroup for an allocated portion of the compensation and benefits of such employee. Depending on certain market conditions and various risk factors, the Chief Executive Officer, his family, Santa Fe and InterGroup may, at times, invest in the same companies in which the Company invests. The Company encourages such investments because it places personal resources of the Chief Executive Officer and his family members, and the resources of Santa Fe and InterGroup, at risk in connection with investment decisions made on behalf of the Company.


Item 3.  LEGAL PROCEEDINGS

None.


Item 4.  Submission of Matters to a Vote of Shareholders.

The Annual Meeting of the Shareholders of the Company was held on May 16, 2000, at the Luxe Summit Hotel Bel-Air, 11461 Sunset Blvd., Los Angeles, California 90049. At that meeting, all of management's nominees: John V. Winfield, Jerold
R. Babin, Josef A. Grunwald, John C. Love and William J. Nance, were elected as Directors of the Company to serve until the next Annual Meeting, with each nominee receiving in excess of 95% of the shares voted. At that Meeting, the shareholders also voted in favor of the ratification of PricewaterhouseCoopers LLP as the independent accountants of the Company. A tabulation of the vote follows:

Proposal (1) - Directors:                Votes For      Against      Abstained
                                         ---------      -------      ---------
   John V. Winfield                        623,499           0        27,051
   Jerold R. Babin                         649,759           0           791
   Josef A. Grunwald                       623,499           0        27,051
   John C. Love                            623,499           0        27,051
   William J. Nance                        623,499           0        27,051

Proposal (2) - Accountants:
   PricewaterhouseCoopers LLP              649,855         215           480



       6 of 37







                            PART II

Item 5.  Market For Common Equity and Related Stockholder Matters

MARKET

Portsmouth's common stock is traded over-the-counter. Quotes for its stock are printed in the Pink Sheets OTC Market Reports. The Company's trading symbol is PRSI.

The following table sets forth the high and low bid prices as of the end of each full quarterly period for the full fiscal years 1999 and 1998 and for the short fiscal year ended June 30, 2000, as reported on the Pink Sheets OTC Market Reports.


              2000                                   High         Low
              ----                                   ----         ---
     	First Quarter (1/1 to 3/31)                  $ 20.00      $ 18.00
      Second Quarter (4/1 to 6/30)                 $ 22.00      $ 18.50

              1999                                   High         Low
              ----                                   ----         ---
     	First Quarter (1/1 to 3/31)                  $ 19.00      $ 19.00
      Second Quarter (4/1 to 6/30)                 $ 19.50      $ 18.50
      Third Quarter (7/1 to 9/30)                  $ 20.25      $ 19.25
      Fourth Quarter (10/1 to 12/31)               $ 20.00      $ 18.00

              1998                                   High         Low
              ----                                   ----         ---
     	First Quarter (1/1 to 3/31)                  $ 24.00      $ 21.75
      Second Quarter (4/1 to 6/30)                 $ 34.00      $ 23.25
      Third Quarter (7/1 to 9/30)                  $ 32.00      $ 19.13
      Fourth Quarter (10/1 to 12/31)               $ 18.25      $ 17.50



Such over-the-counter market quotations reflect inter-dealer prices and do not include retail markup, markdown or commission and may not necessarily represent actual transactions.

As of September 15, 2000, the approximate number of holders of record of the Company's Common Stock was 280. Such number of record owners was determined from the Company's shareholders records and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various brokers, clearing agencies or other nominees. There are approximately 390 beneficial shareholders of the Company's Common Stock.

DIVIDENDS

On January 13, 1982, the Board of Directors established a regular semi-annual dividend of $.25 per share payable on March 1 and September 1 to shareholders of record February 1 and August 1, respectively. These regular semi-annual dividends have been declared and paid at the established intervals since September 1, 1982.





       7 of 37




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


RESULTS OF OPERATIONS

The Company's principal sources of revenue continues to be derived from its 49.8% interest in the Justice Investors limited partnership and income received from the investment of its cash and securities assets. The partnership derives most of its income from a lease of its hotel property to Felcor and from a lease with Evon Garage Corporation.

On May 16, 2000, the Board of Directors of Portsmouth approved a change in the fiscal year end of the Company from December 31 to June 30.

Six Months ended June 30, 2000 Compared Six Months Ended June 30, 1999

Net income for the Company increased 45% to $1,373,806 for the six months ended June 30, 2000 compared to $949,391 for the six months ended June 30, 1999. The increase in net income is due to a 54% increase in total revenues offset by a 40% increase in costs and expenses.

The 54% increase in total revenues to $2,629,563 from $1,709,982 was primarily due to an increase in partnership income from Justice Investors to $2,001,018 from $1,525,683 and an increase in net gains on marketable securities to $514,841 from $86,834.

The increase in partnership income is primarily attributable to a 27% increase in hotel rental income as a result of an increase in the average daily room rate without a significant reduction in occupancy rates.

The increase in net gains from marketable securities to $514,841 from $86,834 is primarily due to the inclusion of net unrealized gains of $585,523 in the current period earnings. No unrealized gains were included in earnings for the six months ended June 30, 1999.

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

<PAGE > 8 of 37


Margin and trading expenses increased to $122,977 from $30,610 as a result of the maintenance of a larger margin balance during the current period and the increased size of the Company's portfolio.

Income taxes increased 79% to $875,846 from $489,080 due to the increase in revenues.


Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Net income for the Company increased 37% to $1,940,342 for the year ended December 31, 1999 compared to $1,411,154 for the year ended December 31, 1998. The increase in net income is due to a 37% increase in total revenues while costs and expenses remained consistent with the prior year.

The 37% increase in total revenues to $4,005,719 from $2,923,747 was primarily due to a 14% increase in partnership income from Justice Investors to $3,459,786 from $3,021,878, a change in investment income to a gain on marketable securities of $363,408 from losses on marketable securities of $89,796, and a 210% increase in dividend income to $152,525 from $49,165.

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

Income taxes increased 59% to $1,490,652 from $938,294 due to the increase in revenues.





       9 of 37











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

As a result of increases in the amount of rental income from the hotel lease, and lower interest expenses due to the reduction in notes payable, the general partners of Justice Investors decided to increase the monthly distribution to limited partners effective with the September 1999 distribution. As a result, Portsmouth's monthly distribution increased to $209,160 from $139,440. The increase in monthly distributions can be characterized as special distributions and, at any time, unforeseen circumstances could dictate a change in the amount distributed. The general partners will continue to conduct an annual review and analysis to determine an appropriate monthly distribution for the ensuing year. At that time, the monthly distribution could be increased or decreased. For the six months ended June 30, 2000, the Company received cash distributions of $1,254,960 from Justice Investors.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the statement of income.

At June 30, 2000, the Company's current assets and current liabilities were $8,434,642 and $5,174,281, respectively. Management believes that its capital resources are currently adequate to meet its short and long-term obligations.


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




       10 of 37





Item 7. Financial Statements

INDEX TO FINANCIAL STATEMENTS                                    PAGE

Report of Independent Accountants                                 11
Balance Sheet - June 30, 2000                                     12
Statements of Income and Comprehensive Income - For Six
  Months Ended June 30, 2000 and Fiscal Years Ended
  December 31, 1999 and 1998                                      13
Statements of Shareholders' Equity - For Six Months
  Ended June 30, 2000 and Fiscal Years Ended
  December 31, 1999 and 1998                                      14
Statements of Cash Flows - For Six
  Months Ended June 30, 2000 and Fiscal Years Ended
  December 31, 1999 and 1998                                      15
Notes to the Financial Statements                                 16









REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Portsmouth Square, Inc.

In our opinion, the accompanying balance sheet and the related statements of income and comprehensive income, of cash flows, and of changes in shareholders' equity present fairly, in all material respects, the financial position of Portsmouth Square, Inc. at June 30, 2000, and the results of its operations and its cash flows for the six months ended June 30, 2000 and the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audit provides a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP


Los Angeles, California
September 22, 2000



       11 of 37








                          PORTSMOUTH SQUARE, INC.
                               BALANCE SHEET


As of June 30,                                                     2000
                                                                   ----
ASSETS

  Cash and cash equivalents                                $     36,366
  Investment in marketable securities                         8,218,390
  Investment in Justice Investors                             3,053,956
  Other investments                                             100,000
  Other assets                                                  179,886
                                                             ----------
    Total assets                                           $ 11,588,598
                                                             ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Due to securities broker                                  $ 3,308,610
  Accounts payable and accrued expenses                         289,031
  Obligations for securities sold                             1,576,640
                                                             ----------
    Total liabilities                                         5,174,281
                                                             ----------

Commitments and contingencies

Shareholders' equity
  Common stock, no par value:
    Authorized shares - 750,000
    Issued and outstanding shares - 734,183                   2,092,300
  Additional paid-in-capital                                    915,676
  Retained earnings                                           3,406,341
                                                             ----------
    Total shareholders' equity                                6,414,317
                                                             ----------
    Total liabilities and shareholders' equity             $ 11,588,598
                                                             ==========

See accompanying notes to financial statements.





       12 of 37












                            PORTSMOUTH SQUARE, INC.
                   STATEMENT OF INCOME AND OTHER COMPREHENSIVE INCOME


                                                For the 6 Months         For the Years
                                                    Ended              Ended December 31,
                                                 June 30, 2000        1999           1998
                                                 -------------     ----------     ----------
Revenues

  Equity in net income of Justice Investors       $ 2,001,018     $ 3,459,786    $ 3,021,878
  Dividend and interest income                         83,970         152,525         49,165
  Net gains (losses) on marketable securities         514,841         363,408        (89,796)
  Other income (loss)                                  29,734          30,000        (57,500)
                                                    ---------       ---------      ---------
                                                    2,629,563       4,005,719      2,923,747
                                                    ---------       ---------      ---------

Costs and expenses
  General and administrative                          256,934         504,026        503,604
  Margin interest and trading expenses                122,977          70,699         70,695
                                                    ---------       ---------      ---------
                                                      379,911         574,725        574,299
                                                    ---------       ---------      ---------
Income before income taxes                          2,249,652       3,430,994      2,349,448

Income taxes                                       (  875,846)     (1,490,652)      (938,294)
                                                    ---------       ---------      ---------
Net income                                        $ 1,373,806     $ 1,940,342    $ 1,411,154
                                                    =========       =========      =========

Basic earnings per share                          $      1.87     $      2.64    $      1.92
                                                    =========       =========      =========

Weighted average number of shares outstanding         734,183         734,183        734,183
                                                    =========       =========      =========

Comprehensive income
  Net income                                      $ 1,373,806     $ 1,940,342    $ 1,411,154
  Other comprehensive income:
   Unrealized holding gain (loss)
    on marketable securities                                -          36,880       (331,868)
   Reclassification adjustment for holding
    loss included in net earnings                           -               -         89,796
   Income tax benefit related to
    other comprehensive income                              -          33,851         94,819
  Adjustment for reclassification of the
   accumulated unrealized holding gains prior
   to July 1, 1999 to current earnings                      -        (121,508)             -
                                                    ---------       ---------      ---------
  Total comprehensive income                      $ 1,373,806     $ 1,889,565    $ 1,263,901
                                                    =========       =========      =========

See accompanying notes to financial statements.




       13 of 37







                                     PORTSMOUTH SQUARE, INC.
                               STATEMENT OF SHAREHOLDERS' EQUITY


                      Common Stock                         Accumulated       Retained
                    ----------------       Additional      other             earnings
                    Common                    Paid-in      comprehensive    (accumulated
                    Stock     Amount          Capital      income            deficit)           Total
                    ------    ------         ---------     -------------     -----------        -----

Balance at
December 31, 1997   734,183   $2,092,300     $ 915,676      $  96,476       $ (401,233)    $2,703,219

Net income                                                                   1,411,154      1,411,154

Dividends paid	                                                               (367,091)      (367,091)

Unrealized holding
 loss on marketable
 securities, net
 of tax	                                                     (147,253)                       (147,253)
                     -------   ---------      --------       -------         ---------       --------
Balance at
December 31, 1998    734,183  $2,092,300     $ 915,676      $(50,777)       $  642,830     $3,600,029

Net income                                                                   1,940,342      1,940,342

Dividends paid	                                                               (367,091)      (367,091)

Unrealized holding
 loss on marketable
 securities, net
 of tax	                                                       50,777                          50,777
                     -------   ---------      --------        -------        ---------       --------
Balance at
December 31, 1999    734,183  $2,092,300     $ 915,676      $       -       $2,216,081     $5,224,057

Net income                                                                   1,373,806      1,373,806

Dividends paid	                                                               (183,546)      (183,546)
                     -------   ---------      --------        -------        ---------       --------
Balance at
June 30, 2000        734,183  $2,092,300     $ 915,676      $       -       $3,406,341     $6,414,317
                     =======   =========      ========        =======        =========      =========




See accompanying notes to financial statements.



       14 of 37




















                                 PORTSMOUTH SQUARE, INC.
                                STATEMENTS OF CASH FLOWS


                                                For the 6 Months            For the Years
                                                     Ended                Ended December 31,
                                                 June 30, 2000          1999             1998
                                                 -------------        ---------        ---------
Operating activities
Net income                                         $ 1,373,806      $ 1,940,342      $ 1,411,154
Adjustments to reconcile net income to
  net cash used by operating activities:
    Equity in net income of Justice Investors       (2,001,018)      (3,459,786)      (3,021,878)
    Net realized (gains) losses on marketable
     securities                                              -         (111,867)          89,796
    Net unrealized gains on marketable
     securities                                       (585,523)               -                -
    Write-down of other investments                          -                -           87,500
    Change in assets and liabilities:
      Trading securities                            (2,101,730)      (3,093,315)               -
      Other assets                                     (51,084)         165,405          (61,409)
      Accounts payable and other liabilities           179,579           39,340         (150,749)
      Due to securities broker                         582,470        1,707,361                -
      Obligations for securities sold                1,460,746          103,024                -
                                                     ---------        ---------        ---------
       Net cash used in operating activities        (1,142,754)      (2,709,496)      (1,645,586)
                                                     ---------        ---------        ---------

Investing activities
Cash distributions from Justice Investors            1,254,960        2,997,960        2,509,920
Purchase of marketable securities                            -       (1,621,961)      (6,199,520)
Proceeds from sales of marketable securities                 -        1,733,828        5,452,957
Purchase from other investments                              -                -         (100,000)
                                                     ---------        ---------        ---------
       Net cash provided by investing activities     1,254,960        3,109,827        1,663,357
                                                     ---------        ---------        ---------

Financing activities
Increase in due to securities broker                         -                -          354,568
Obligations for securities sold                              -                -           12,870
Dividends paid                                        (183,546)        (367,091)        (367,091)
                                                     ---------        ---------        ---------
       Net cash (used in) provided by
        financing activities                          (183,546)        (367,091)             347
                                                     ---------        ---------        ---------
Net (decrease)increase in cash and
  cash equivalents                                     (71,340)          33,240           18,118
Cash and cash equivalents at the
  beginning of the year                                107,706           74,466           56,348
                                                     ---------        ---------        ---------
Cash and cash equivalents at end of year           $    36,366      $   107,706      $    74,466
                                                     =========        =========        =========

Supplemental information:
Income taxes paid, net of refunds                  $   757,000      $   966,371      $ 1,097,000
                                                     =========        =========        =========

Margin interest paid                               $   122,977      $    70,699      $    70,695
                                                     =========        =========        =========


See accompanying notes to financial statements.




       15 of 37



                         PORTSMOUTH SQUARE, INC.

                       NOTES TO THE FINANCIAL STATEMENTS



NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business

As of June 30, 2000, Santa Fe Financial Corporation ("Santa Fe") owns approximately 68.8% of the outstanding common shares of Portsmouth Square, Inc. ("Portsmouth" or the "Company"). Portsmouth's primary source of revenues is from its 49.8% interest in Justice Investors, a California limited partnership in which Portsmouth serves as both a general and limited partner. Justice Investors owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California, commonly known as the Holiday Inn Financial District/Chinatown. Justice Investor's most significant income source is a lease between the partnership and Felcor Lodging Trust, Inc. for the hotel portion of the property. The partnership also derives income from the lease of the garage portion of the property to Evon Garage Corporation. The Company also derives revenue from management fees as a general partner and from the investment of its cash and securities assets.

On May 16, 2000, the Board of Directors of Portsmouth approved a change in the fiscal year end of the Company from December 31 to June 30.


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


Revenue Recognition
The Company's primary source of revenue is from its 49.8% interest in Justice Investors, a limited partnership which owns and leases a hotel in San Francisco, California, in which the Company is both a limited and general partner. The Company accounts for its investment in Justice Investors under the equity method.


       16 of 37






Basic Earnings per Share

Basic earnings per share are calculated based upon the weighted average number of common shares outstanding during each fiscal year. As of June 30, 2000, December 31, 1999 and 1998, the Company did not have any potentially dilutive securities outstanding; and therefore, does not report diluted earnings per share.


Accounting for Impairment of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows generated by those assets are less that their carrying value. No impairment losses have been recorded.


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




NOTE 2 - TRANSITION PERIOD COMPARATIVE DATA

On May 16, 2000, the Board of Directors of Santa Fe approved a change in the fiscal year end of the Company from December 31 to June 30.

The following schedule presents certain financial information for the six months ended June 30, 2000 and 1999.


                                                  2000	           1999
                                                  ----            ----
Revenues
  Equity in net income of Justice
   Investors                                   $2,001,018      $1,525,683
  Dividend and interest income                     83,970          79,465
  Net gains on marketable securities              514,841          86,834
  Other income                                     29,734          18,000
                                                ---------       ---------
                                                2,629,563       1,709,982
                                                ---------       ---------




       17 of 37

Cost and expenses
  General and administrative                      256,934         240,901
  Margin interest and trading expenses            122,977          30,610
                                                ---------       ---------
                                                  379,911         271,511
                                                ---------       ---------

Income before income taxes                      2,249,652       1,438,471

Income taxes                                     (875,846)       (489,080)
                                                ---------       ---------
Net income                                     $1,373,806      $  949,391
                                                =========       =========
Basic earnings per share                       $     1.87      $     1.29
                                                =========       =========
Weighted average number of
  shares outstanding                              734,183         734,183
                                                =========       =========

Comprehensive income
  Net income                                   $1,373,806      $  949,391
    Other comprehensive income:
     Unrealized holding gain
      on marketable securities                          -         294,724
    Reclassification adjustment for holding
     gain included in net earnings                      -         (86,834)
    Income tax expense related to
     other comprehensive income                         -         (84,207)
                                                ---------       ---------
  Total comprehensive income                   $1,373,806      $1,073,074
                                                =========       =========




NOTE 3 - INVESTMENT IN MARKETABLE SECURITIES

During 1999, the Company increased the turnover of its investment portfolio and engaged in increased trading activities designed to maximize the overall return on investment activities in the near term. This resulted in portions of the Company's investments in marketable securities being classified as "trading" as defined by generally accepted accounting principles. After consultation with the Investment Committee of the Board of Directors, management determined that the classification of the entire portfolio as trading beginning July 1, 1999 would be more consistent with the Company's overall investment objectives and activities. As a result, beginning July 1, 1999, all unrealized gains and losses on the Company's investment portfolio were recorded through the income statement. For the twelve months ended December 31, 1999, the Company recognized a net unrealized gain of $97,771 related to the reclassification of all available-for-sale securities to trading securities. For the six months ended June 30, 2000, the net unrealized gain on trading securities included in earnings was $585,522.

Gross unrealized gains and losses included in earnings from the transfer of securities from available-for-sale to trading totaled $372,013 and $250,505 respectively, for the year ended December 31, 1999.

Proceeds from sales of available-for-sale securities during 1999 were $1,733,828. Gross realized gains and losses included on those sales during 1999 were $237,072 and $125,205, respectively.


       18 of 37





NOTE 4 - INVESTMENT IN JUSTICE INVESTORS

Condensed financial statements for Justice Investors, a limited partnership, in which Portsmouth Square, Inc. has a 49.8% interest, are as follows:



                        CONDENSED BALANCE SHEETS

As of June 30,                                                 2000
                                                               ----
Assets

Total current assets                                     $2,304,287
Property, plant and equipment, net of accumulated
 depreciation of $11,554,786                              5,015,742
Loan fees and deferred lease costs, net of accumulated
 amortization of $8,124                                     147,067
                                                          ---------
                                                         $7,467,096
                                                          =========
Liabilities and partners' equity

Total current liabilities                                $  237,369
Partners' capital                                         7,229,727
                                                          ---------
                                                         $7,467,096
                                                          =========




                        CONDENSED STATEMENTS OF OPERATIONS

                                    For the 6 Months        For the Years
                                        Ended             Ended December 31,
                                    June 30, 2000       1999        1998
                                    -------------    -------     -------

Revenues                             $4,445,597     $7,791,402   $7,036,744
Costs and expenses                     (427,488)      (844,039)    (968,716)
                                      ---------      ---------    ---------
Net income                           $4,018,109     $6,947,363   $6,068,028
                                      =========      =========    =========






NOTE 5 - DUE TO SECURITIES BROKER

Various securities brokers have advanced funds to the Company for the purchase of marketable securities under standard margin agreements.


       19 of 37




NOTE 6 - INCOME TAXES

The provision for income taxes consists of the following:

                                                For the 6          For the Years Ended
                                               Months Ended           December 31,
                                              June 30, 2000        1999            1998
                                              -------------        ----            ----
 Federal
   Current                                      $ 685,839    $  994,839      $  799,995
   Deferred                                         9,607       211,555         (59,695)
                                                ---------     ---------         -------
                                                  695,446     1,206,394         740,300
                                                ---------     ---------         -------

 State
   Current                                        177,938       278,392         212,622
   Deferred                                         2,462         5,866         (14,628)
                                                ---------     ---------         -------
                                                  180,400       284,258         197,994
                                                ---------     ---------         -------
                                               $  875,846    $1,490,652      $  938,294
                                                =========     =========         =======


A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:


                                                     For Six             Year ended
                                                   Months Ended          December 31,
                                                  June 30, 2000       1999         1998
                                                  -------------       ----         ----
  Statutory federal tax rate                           34.0%           34.0%       34.0%
  State income taxes, net of federal tax benefit        6.0             6.0         6.0
  Other                                                (1.1)            3.4        (0.1)
                                                       ----            ----        ----
                                                       38.9%           43.4%       39.9%
                                                       ====            ====        ====


The components of the Company's deferred tax assets and (liabilities) as of June 30, 2000 are as follows:

 State income taxes                                $  50,017
 Unrealized gains on marketable securities          (273,318)
                                                     -------
Net deferred tax liabilities                       $(223,301)
                                                     =======




       20 of 37






NOTE 7 - RELATED PARTY TRANSACTIONS

Certain shared costs and expenses, primarily administrative salaries, rent and insurance, are allocated between the Company and Santa Fe based on management's estimate of the pro rata utilization of resources. Total shared costs and expenses allocated to the Company approximated $89,327 during the six months ended June 30, 2000. Total shared costs and expenses allocated to the Company approximated $214,818 and $213,900 during the years ended December 31, 1999 and 1998, respectively. In addition, The InterGroup Corporation allocates corporate expenses to the Company based on InterGroup's management's estimate of the pro rata utilization of resources. For the six months ended June 30, 2000, these expenses were approximately $56,485. For the years ended December 31, 1999 and 1998, these expenses were approximately $85,300 and $81,000 respectively.

The Company's President and Chief Executive Officer, John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer of Santa Fe and InterGroup and directs the investment
activity of those companies.   An employee of InterGroup helps manage the
portfolios of the Company in consultation with Mr. Winfield. The Company reimburses InterGroup for an allocated portion of the compensation and benefits of such employee. Depending on certain market conditions and various risk factors, the Chief Executive Officer, his family, Santa Fe and InterGroup may, at times, invest in the same companies in which the Company invests. The Company encourages such investments because it places personal resources of the Chief Executive Officer and his family members, and the resources of Santa Fe and InterGroup, at risk in connection with investment decisions made on behalf of the Company. Four of the Company's Directors serve as directors of InterGroup and three of the Company's Directors serve on the Board of Santa Fe.





Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.







       21 of 37





                               PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2000:


                                  Present
                                  Position           Director
     Name              Age     With the Company        Since       Term to Expire
--------------------------------------------------------------------------------------

John V. Winfield      53       Chairman, President     1996        2000 Annual Meeting
                               and Chief Executive
                               Officer (1)

Jerold R. Babin       67       Director                1996        2000 Annual Meeting

Josef A. Grunwald     52       Director                1996        2000 Annual Meeting

John C. Love          60       Director (1)(2)         1998        2000 Annual Meeting

William J. Nance      56       Director (1)(2)         1996        2000 Annual Meeting

Michael G. Zybala     48       Vice President,
                               Secretary, Treasurer
                               and General Counsel     N/A        N/A

---------------------------

(1)  Member of Securities Investment Committee
(2)  Member of Audit Committee


BUSINESS EXPERIENCE:

The principal occupation and business experience during the last five years for each of the Directors and Executive Officers of the Company are as follows:

John V. Winfield - Mr. Winfield was first elected to the Board in May of 1996 and currently serves as the Company's Chairman of the Board, President and Chief Executive Officer. Mr. Winfield is also Chairman of the Board,
President and Chief Executive Officer of Portsmouth's parent company Santa Fe, Finacial Corporation, having held those positions since April 1996. Mr. Winfield is Chairman of the Board, President and Chief Executive Officer of
The InterGroup Corporation, a public company, and has held those positions since 1987. Mr. Winfield is also Chairman of the Board of Healthy Planet Products, Inc., a public company ("HPP"), having first been appointed as a Director in September 1997 and elected Chairman on August 5, 1998. Mr. Winfield also serves as Chairman of the Board of Etz Lavud, Ltd. a public company.

Jerold R. Babin - Mr. Babin was appointed as a Director of the Company on February 1996. Mr. Babin has been a retail securities broker for the past 37 years. From 1989 to present, he has worked for Prudential Securities, where he currently holds the title of First Vice-President.

       22 of 37

Josef A. Grunwald - Mr. Grunwald was elected as a Director of the Company in May 1996. Mr. Grunwald is an industrial, commercial and residential real estate developer. He serves as Chairman of PDG N.V. (Belgium), a hotel management company, and President of I.B.E. Services S.A. (Belgium), an international trading company. Mr. Grunwald is also a Director of InterGroup, having held that position since 1987. Mr. Grunwald is also a Director of Etz Lavud, Ltd., a public company.

John C. Love - Mr. Love was appointed a Director of the Company on March 5, 1998. Mr. Love is an international hospitality and tourism consultant based in Orinda, California. He was formerly a partner in the national CPA and consulting firm of Pannel Kerr and Forster. Mr. Love has extensive experience in hotel development, acquisition and development. He is Chairman Emeritus of Golden Gate University in San Francisco. Mr. Love is also a Director of Santa Fe, having first been appointed on March 2, 1999 and a Director of InterGroup, having first been appointed in January 1998.

William J. Nance - Mr. Nance was first elected to the Board in May 1996. Mr. Nance is also a Director of Santa Fe. He is the President and CEO of Century Plaza Printers, Inc., a company he founded in 1979. He has also served as a consultant in the acquisition and disposition of multi-family and commercial real estate. Mr. Nance is a Certified Public Accountant and, from 1970 to 1976, was employed by Kenneth Leventhol & Company where he was a Senior Accountant specializing in the area of REITS and restructuring of real estate companies, mergers and acquisitions, and all phases of real estate development and financing. Mr. Nance is a Director and the Treasurer of InterGroup and has held such positions since 1984. Mr. Nance also serves as a Director of HPP, having first been elected on August 5, 1998.

Michael G. Zybala - Mr. Zybala was appointed as Vice President and Secretary of the Company on February 20, 1998 and was appointed Treasurer on May 16, 2000. He is also Vice President, Secretary, Treasurer and General Counsel of Santa Fe. Mr. Zybala has served as the Company's General Counsel since 1995 and has represented the Company as its corporate counsel since 1978. Mr. Zybala is a Director of HPP and serves as the company's Secretary. He was appointed as a Director of HPP on June 17, 1998 and elected as Secretary on August 5, 1998. Mr. Zybala also serves as Vice President Operations of InterGroup, having been appointed to that position in January 1999.


Family Relationships: There are no family relationships among directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings: No director or executive officer, or person nominated or chosen to become a director or executive officer, was involved in any legal proceeding requiring disclosure.


Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and each beneficial owner of more than ten percent of the Common Stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2000 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

       23 of 37




Item 10.   Executive Compensation

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Chief Executive Officer and any other qualifying Executive Officers and employees who earned more than $100,000 for all services rendered to the Company for fiscal years ended
June 30, 2000, 1999 and 1998.


                           SUMMARY COMPENSATION TABLE

                                         Annual Compensation
                              ---------------------------------------------
                                                           Other Annual
Name and Principal Position    Year    Salary     Bonus    Compensation (1)
---------------------------    ----    ------     -----    ----------------
John V. Winfield               2000    $90,000     $ 0        $6,000
Chairman, President and        1999    $63,907     $ 0        $6,000
Chief Executive Officer        1998    $35,115     $ 0        $6,000

-----------------------

(1) Amounts shown reflect regular Directors fees. During fiscal 2000 and 1999, the Company also paid annual premiums of $16,000 for a split dollar whole life insurance policy, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

As a small business issuer, Portsmouth has no compensation committee. Executive Officer compensation is set by disinterested members of the Board of Directors. Portsmouth has no stock option plan or stock appreciation rights for its executive officers. The Company has no pension or long-term incentive plans. There are no employment contracts between Portsmouth and any executive officer, nor are there any termination-of-employment or change-in-control arrangements.



                           DIRECTOR COMPENSATION

The bylaws of Portsmouth permit directors to be paid a fixed sum for attendance at each meeting of the Board or a stated salary as director. Each director is paid a fee of $1,500 per quarter for a total annual compensation of $6,000. This policy has been in effect since July 1, 1985.






       24 of 37



Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 15, 2000, certain information with respect to the beneficial ownership of Common Stock owned by (i) those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock, (ii) each Director and Executive Officer, and (iii) all Directors and Executive Officers as a group.

Name and Address of                 Amount and Nature            Percent of
Beneficial Owner                   of Beneficial Owner(1)         Class (2)
-------------------                -------------------           ----------

John V. Winfield                              0                         *
820 Moraga Drive
Los Angeles, CA 90049

Jerold R. Babin                          48,345(3)                  6.58%
4 Embarcadero Center
Suite 2400
San Francisco, CA 94111

Josef A. Grunwald                             0                         *
820 Moraga Drive
Los Angeles, CA 90049

John C. Love                                  0                         *
820 Moraga Drive
Los Angeles, CA 90049

William J. Nance                              0                         *
820 Moraga Drive
Los Angeles, CA 90049

Michael G. Zybala                             0                         *
820 Moraga Drive
Los Angeles, CA 90049

Santa Fe Financial Corporation          505,042(4)                  68.88%
11315 Rancho Bernardo Road,
Suite 129
San Diego, CA 92117-1463

All of the above as a group             553,387                     75.37%
---------------------------
* Ownership does not exceed 1%

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated based of 734,183 shares of Common Stock issued and outstanding as of September 15, 2000.

(3) Jerold R. Babin claims sole voting power over the 48,345 shares identified herein, of which he has sole dispositive power over 9,667 held in his retirement account. He claims shared dispositive power with his wife over the 38,478 shares which they hold as trustees of a family trust.

(4) Santa Fe Financial Corporation is the record and beneficial owner of 505,042 shares of the Common Shares of Portsmouth. As directors of Santa Fe, Messrs. Winfield, Nance and Love have the power to direct the vote of the shares of Portsmouth owned by Santa Fe.


       25 of 37


Security Ownership of Management in Parent Corporation

John V. Winfield is the beneficial owner of 49,400 shares of the common stock of Portsmouth's parent corporation, Santa Fe. The InterGroup Corporation is the beneficial owner of 568,996 shares of common stock and 63,600 shares of convertible, voting preferred stock of Santa Fe. Pursuant to a Voting Trust Agreement dated June 30, 1998, InterGroup also has the power to vote the 49,400 shares of common stock owned by Mr. Winfield giving it a total of 681,996 voting shares, which represents 54.3% of the voting power of Santa Fe. As President, Chairman of the Board and a 49.4% shareholder of InterGroup, Mr. Winfield has voting and dispositive power over the shares owned of record and beneficially by InterGroup. No other director or executive officer of Portsmouth has a beneficial interest in Santa Fe's shares.



Item 12. Certain Relationships and Related Transactions

As of September 15, 2000, Santa Fe owned 68.8% of the common stock of Portsmouth, and InterGroup and John V. Winfield, in the aggregate, owned approximately 54.3% of the voting stock of Santa Fe. Certain costs and expenses, primarily salaries, rent and insurance, are allocated between the Company, Santa Fe, and InterGroup based on management's estimate of the utilization of resources. Effective June 30, 1998, certain accounting and administrative functions of the Company and its subsidiaries, were transferred to the Los Angeles, California offices of InterGroup. During the fiscal years ended June 30, 2000 and 1999, the Company made payments to InterGroup in the total amount of approximately $99,000 and $83,300, respectively, for administrative costs and reimbursement of direct and indirect costs associated with the management of the Company and its investments, including the partnership asset. During fiscal 2000 and 1999, the Company also paid annual consulting fees to an officer of InterGroup in the amount of $88,200.

The Company's President and Chief Executive Officer, John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer of Santa Fe and InterGroup and directs the investment
activity of those companies.   An employee of InterGroup helps manage the
portfolios of the Company in consultation with Mr. Winfield. The Company reimburses InterGroup for an allocated portion of the compensation and benefits of such employee. Depending on certain market conditions and various risk factors, the Chief Executive Officer, his family, Santa Fe and InterGroup may, at times, invest in the same companies in which the Company invests. The Company encourages such investments because it places personal resources of the Chief Executive Officer and his family members, and the resources of Santa Fe and InterGroup, at risk in connection with investment decisions made on behalf of the Company. Four of the Company's Directors serve as directors of InterGroup and three of the Company's Directors serve on the Board of Santa Fe.

In December 1998, Board of Directors authorized the Company to obtain whole life insurance and split dollar insurance policies covering the Company's President and Chief Executive Officer, Mr. Winfield. During fiscal 2000 and 1999, the Company paid annual premiums of $16,600 for the split dollar whole life insurance policy, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

There are no other relationships or related transactions between the Company and any of its officers, directors, five-percent security holders or their families that require disclosure.


       26 of 37



Item 13.  Exhibits and Reports on Form 8-K

     (a) Listing of Exhibits by Table Number
         -----------------------------------

Set forth below is an index of applicable exhibits filed with this report according to exhibit table number.

           Exhibit                                                   Page
           -------                                                   ----

          3.(i)  Articles of Incorporation                              *
            (ii) Bylaws (amended February 16, 2000)                    **

          4.  Instruments defining the rights of Security               *
              Holders, including indentures (see Articles of Incorporation and Bylaws)


         27.  Financial Data Schedule                                  37

* All exhibits marked by an asterisk have been previously filed with other documents, including Registrant's Form 10 filed on October 27, 1967, and subsequent filings on Forms 8-K, 10-K, 10-KSB, 10-Q and 10-QSB, which are incorporated herein by reference.

** Amendment to Bylaws are incorporated herein by reference to the Company's Form 10-KSB filed with the Commission March 29, 2000.


     (b) Reports on Form 8-K
         -------------------

The following report on Form 8-K was filed during the last quarter of the period covered by this report:

         Date of Report               Description of Items Reported
         --------------               -----------------------------

         May 16, 2000                 Election of Directors and ratification
                                      of independent accountants; change in
                                      fiscal year end.


 (c) Financial Statements and Schedules Required by Regulation S-X

The following financial statements of Justice Investors are included in
Item 13:
                                                              PAGE
                                                              ----

Independent Auditor's Report                                   28
Balance Sheets - December 31, 1999 and 1998                    29
Statements of Income and Partners' Capital - Years             30
  Ended December 31, 1999 and 1998
Statements of Cash Flows - Years Ended                         31
  December 31, 1999 and 1998
Notes to Financial Statements - December 31, 1999 and 1998     32


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

       27 of 37

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

       28 of 37




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

       29 of 37



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











       30 of 37

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

       31 of 37




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




       32 of 37



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




       33 of 37





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





       34 of 37







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

















 <PAGE 35 of 37


                               SIGNATURES
                                ----------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  PORTSMOUTH SQUARE, INC.
                                                        (Registrant)

Date: September 25, 2000                      by /s/ John V. Winfield
      ------------------                         ---------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer


Date: September 25, 2000                      by /s/ Michael G. Zybala
      ------------------                         ---------------------------
                                                 Michael G. Zybala,
                                                 Vice President, Secretary
                                                 and Treasurer


Date: September 25, 2000                      by /s/ David Nguyen
      ------------------                         --------------------------
                                                 David Nguyen
                                                 Controller
                                                (Principal Accounting Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: September 25, 2000              /s/ John V. Winfield
      ------------------              ---------------------------------------
                                      John V. Winfield, Chairman of the Board,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

Date: September 25, 2000              /s/ Jerold R. Babin
      ------------------              ---------------------------------------
                                      Jerold R. Babin,
                                      Director


Date: September 25, 2000              /s/ Josef A. Grunwald
      ------------------              ---------------------------------------
                                      Josef A. Grunwald,
                                      Director


Date: September 25, 2000              /s/ John C. Love
      ------------------              ---------------------------------------
                                      John C. Love
                                      Director


Date: September 25, 2000              /s/ William J. Nance
      ------------------              ---------------------------------------
                                      William J. Nance,
                                      Director


       36 of 37