Form 10QSB
period 2000-09-30
PORTSMOUTH SQUARE INC
filed 2000-11-13
CIK 79661

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                                FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 2000

                         OR

    [ ]  Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act

    For the transition period from _______ to ________


                           Commission File Number 0-4057

                              PORTSMOUTH SQUARE, INC.
                              -----------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

           California                               94-1674111
           ----------                               ----------
   (State or Other Jurisdiction of                 (IRS Employer
    Incorporation or Organization)                Identification No.)


           820 Moraga Drive
           Los Angeles, CA                               90049
---------------------------------------               ----------
(Address of Principal Executive Offices)              (Zip Code)

                                  (310) 889-2500
                                  --------------
                (Registrant's Telephone Number, Including Area Code)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 734,183 shares of issuer's No Par Value Common Stock were outstanding as of October 30, 2000.

   Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                     INDEX

                             PORTSMOUTH SQUARE, INC.


PART I. FINANCIAL INFORMATION                                       PAGE NO.

Item 1. Financial Statements

    Balance Sheet - September 30, 2000 (Unaudited)                      3

    Statements of Income and Comprehensive Income
     (Unaudited)- Three Months ended September 30, 2000 and
      September 30, 1999                                                4

    Statements of Cash Flows (Unaudited)--Three Months ended
      September 30, 2000 and September 30, 1999                         5

    Notes to Financial Statements                                       6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             9

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                               11

SIGNATURES                                                             11


                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              PORTSMOUTH SQUARE, INC.

                                  BALANCE SHEET
                                   (Unaudited)
As of September 30,                                          2000
                                                          ----------
Assets

  Cash and cash equivalents                              $   329,475
  Investment in marketable securities                      8,382,772
  Investment in Justice Investors                          3,632,108
  Other investments                                          100,000
  Other assets                                                41,177
                                                          ----------
Total assets                                             $12,485,532
                                                          ==========

Liabilities and Shareholders' Equity

Liabilities
  Due to securities broker                               $ 1,799,608
  Obligations for securities sold                          2,825,354
  Accounts payable and other liabilities                     680,897
                                                          ----------
Total liabilities                                          5,305,859
                                                          ----------
Commitments and contingencies

Shareholders' equity:
  Common stock, no par value:
    Authorized shares - 750,000
    Issued and outstanding shares - 734,183                2,092,300
  Additional paid-in capital                                 915,676
  Retained earnings                                        4,171,697
                                                          ----------

Total shareholders' equity                                 7,179,673
                                                          ----------

Total liabilities and shareholders' equity               $12,485,532
                                                          ==========

See accompanying notes to financial statements.



                           PORTSMOUTH SQUARE, INC.

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                 (Unaudited)

For the three months ended September 30,             2000            1999
                                                  ---------       ---------
Revenues
  Equity in net income of Justice
   Investors                                     $1,205,632      $1,063,272
  Net gains on marketable securities                419,888         (76,928)
  Dividend and interest income                       68,845          44,158
  Other income                                       15,197           6,955
                                                  ---------       ---------
                                                  1,709,562       1,037,457
                                                  ---------       ---------

Cost and expenses
  General and administrative                        112,927         101,296
  Margin interest and trading expenses               78,034          55,217
                                                  ---------       ---------
                                                    190,961         156,513
                                                  ---------       ---------

Income before income taxes                        1,518,601         880,944

Provision for income tax expense                   (569,699)       (438,686)
                                                  ---------       ---------
Net income                                       $  948,902      $  442,258
                                                  =========       =========

Basic earnings per share                         $     1.29      $     0.60
                                                  =========       =========

Weighted average number of
  shares outstanding                                734,183         734,183
                                                  =========       =========

Comprehensive income
  Net income                                     $  948,902      $  442,258
  Other comprehensive income:
   Reclassification adjustment for holding
    gain included in net earnings                         -        (121,508)
   Income tax benefit related to
    other comprehensive income                            -          48,603
                                                  ---------       ---------
  Total comprehensive income                     $  948,902      $  369,353
                                                  =========       =========


See accompanying notes to financial statements.



                            PORTSMOUTH SQUARE, INC.

                            STATEMENTS OF CASH FLOWS
                                 (Unaudited)

For the three months ended September 30,                2000            1999
                                                    ----------     ----------
Cash flows from operating activities:
  Net income                                       $   948,902    $   442,258
  Adjustments to reconcile net income to net
  cash used in operating activities:
    Equity in net income of Justice Investors       (1,205,632)    (1,063,272)
    Net unrealized gains on marketable securities     (448,059)      (121,508)
    Changes in assets and liabilities:
     Investment in marketable securities               283,677        394,878
     Other assets                                      138,709         46,654
     Accounts payable and accrued expenses             391,866        (66,597)
     Due to securities broker                       (1,509,002)        20,711
     Obligations for securities sold                 1,248,714        (24,488)
                                                    ----------     ----------
Net cash used in operating activities                 (150,825)      (371,364)
                                                    ----------     ----------

Cash flows from investing activities:
  Cash distributions from Justice Investors            627,480        488,040
                                                    ----------     ----------
Net cash provided by investing activities              627,480        488,040
                                                    ----------     ----------

Cash flows from financing activities:
  Dividends paid                                      (183,546)      (183,546)
                                                    ----------     ----------
Net cash used in financing activities                 (183,546)      (183,546)
                                                    ----------     ----------
Net increase(decrease) in cash and cash equivalents    293,109        (66,870)
Cash and cash equivalents at the beginning
 of the period                                          36,366         94,932
                                                    ----------     ----------
Cash and cash equivalents at the end of the
 period                                            $   329,475    $    28,062
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

Certain reclassifications have been made to the financial statements as of September 30, 1999 and for the three months then ended to conform to the current quarter presentation.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the six months ended June 30, 2000.

The results of operations for the three months ended September 30, 2000 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2001.


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

Condensed financial statements for Justice Investors are as follows:

                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

                                                     September 30, 2000
                                                        --------------
Assets
Total current assets                                      $3,599,276
Property, plant and equipment, net of
  accumulated depreciation of $11,653,103                  4,922,579
Loan fees and deferred lease costs,
  net of accumulated amortization of $171,107                139,306
                                                           ---------
    Total assets                                          $8,661,161
                                                           =========

Liabilities and partners' capital
Total current liabilities                                 $  270,487
Partners' capital                                          8,390,674
                                                           ---------
    Total liabilities and partners' capital               $8,661,161
                                                           =========

                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS


For the three months ended September 30,      2000           1999
                                           ----------     ----------
Revenues                                   $2,627,850     $2,344,385
Costs and expenses                           (206,903)      (209,301)
                                            ---------      ---------
Net income                                 $2,420,947     $2,135,084
                                            =========      =========


3.	Investment in Marketable Securities
-----------------------------------

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net unrealized gains or losses included in earnings. Included in net gains on marketable securities of $419,888 are net realized losses of $28,171 and net unrealized gains of $448,059.

4. Related Party Transactions
   --------------------------

Certain shared costs and expenses, primarily administrative salaries, rent and insurance are allocated among the Company, the Company's parent, Santa Fe Financial Corporation ("Santa Fe"), and The InterGroup Corporation ("InterGroup"), parent of Santa Fe, based on management's estimate of the pro rata utilization of resources. For the three months ended September 30, 2000, these expenses were approximately $27,384.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including partnership distributions, general economic conditions of the hotel industry in the San Francisco area, securities markets, litigation and other factors, including natural disasters, and those discussed below and in the Company's Form 10-KSB for the six months ended June 30, 2000, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

The Company's principal sources of revenue continue to be derived from its 49.8% interest in the Justice Investors limited partnership and income received from the investment of its cash and securities assets. The partnership derives most of its income from a lease of its hotel property to Felcor and from a lease with Evon.

Three Months Ended September 30, 2000 Compared to Three Months
Ended September 30, 1999

Net income for the Company increased to $948,902 for the three months ended September 30, 2000 from $442,258 for the three months ended September 30, 1999. The increase in net income was due to the increase in total revenues to $1,709,562 from $1,037,457 offset by a modest increase in costs and expenses to $190,961 from $156,513.

The increase in total revenues to $1,709,562 from $1,037,457 was primarily due to the increase in equity in net income from Justice and a significant increase in net investment gains on marketable securities. The increase in equity in net income of Justice Investors to $1,205,632 from $1,063,272 was primarily attributable to the increase in the average daily room rate and an increase in occupancy of the hotel during the current quarter. The increase in net investment gains to $419,888 from net losses of $76,928 was due to management's efforts to reposition the investment portfolio. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

Dividend and interest income increased to $68,845 from $44,158 as a result of management investing in more income producing instruments.

The increase in margin interest and trading expenses to $78,034 from $55,217 was due to the maintenance of higher margin balances during the quarter ended September 30, 2000 and the increased size of the Company's portfolio.

Income taxes increased to $569,699 from $438,686 due to the increase in income.


LIQUIDITY AND SOURCES OF CAPITAL

The Company's cash flows are primarily generated by the Company's investment in the Justice Investors limited partnership, which derives the majority of its income from its lease with Felcor and a lease with Evon. In addition to the monthly limited partnership distributions it receives from Justice Investors, the Company receives monthly management fees as a general partner. The Company also derives revenue from its investment of its cash and securities assets.

As a result of increases in the amount of rental income from the hotel lease, and lower interest expenses due to the reduction in notes payable, the general partners of Justice Investors decided to increase the monthly distribution to limited partners effective with the September 1999 distribution. As a result, Portsmouth's monthly distribution increased to $209,160 from $139,440. The increase in monthly distributions can be characterized as special distributions and, at any time, unforeseen circumstances could dictate a change in the amount distributed. The general partners will continue to conduct an annual review and analysis to determine an appropriate monthly distribution for the ensuing year. At that time, the monthly distribution could be increased or decreased. During the quarter ended September 30, 2000, the Company received cash distributions of $627,480 from Justice Investors.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the statement of income.

As of September 30, 2000, the Company's current assets and current liabilities were $8,753,424 and $5,305,859, respectively. Management believes that its capital resources are currently adequate to meet its short and long-term obligations.

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

                                                  PORTSMOUTH SQUARE, INC.
                                                        (Registrant)

Date: November 8, 2000                        by /s/ John V. Winfield
                                                 ---------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer


Date: November 8, 2000                        by /s/ Michael G. Zybala
                                                 ---------------------------
                                                 Michael G. Zybala,
                                                 Vice President and Secretary


Date: November 8, 2000                        by /s/ David Nguyen
                                                 --------------------------
                                                 David Nguyen
                                                 Controller
                                                (Principal Accounting Officer)