Form 10QSB
period 2000-12-31
PORTSMOUTH SQUARE INC
filed 2001-02-14
CIK 79661

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                                FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended December 31, 2000

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

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 734,183 shares of issuer's No Par Value Common Stock were outstanding as of February 12, 2001.

   Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                     INDEX

                             PORTSMOUTH SQUARE, INC.


PART I. FINANCIAL INFORMATION                                       PAGE NO.

Item 1. Financial Statements

    Balance Sheet - December 31, 2000 (Unaudited)                       3

    Statements of Income and Comprehensive Income
     (Unaudited)- Three Months ended December 31, 2000 and
      December 31, 1999                                                 4

    Statements of Income and Comprehensive Income
     (Unaudited)- Six Months ended December 31, 2000 and
      December 31, 1999                                                 5

    Statements of Cash Flows (Unaudited)--Six Months ended
      December 31, 2000 and December 31, 1999                           6

    Notes to Financial Statements                                       7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            10

PART II. OTHER INFORMATION

Item 4. Submission of Matters to Vote of Shareholders                  12
Item 6. Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                             13



                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              PORTSMOUTH SQUARE, INC.
                                  BALANCE SHEET
                                   (Unaudited)
As of December 31,                                          2000
                                                          ----------
Assets

  Cash and cash equivalents                              $   470,701
  Investment in marketable securities                     14,760,377
  Investment in Justice Investors                          2,082,395
  Other investments                                          100,000
  Other assets                                               143,302
                                                          ----------
Total assets                                             $17,556,775
                                                          ==========

Liabilities and Shareholders' Equity

Liabilities
  Due to securities broker                               $ 5,903,606
  Obligations for securities sold                          3,626,034
  Accounts payable and other liabilities                     607,391
                                                          ----------
Total liabilities                                         10,137,031
                                                          ----------
Commitments and contingencies

Shareholders' equity:
  Common stock, no par value:
    Authorized shares - 750,000
    Issued and outstanding shares - 734,183                2,092,300
  Additional paid-in capital                                 915,676
  Retained earnings                                        4,411,768
                                                          ----------

Total shareholders' equity                                 7,419,744
                                                          ----------

Total liabilities and shareholders' equity               $17,556,775
                                                          ==========

See accompanying notes to financial statements.



                            PORTSMOUTH SQUARE, INC.

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                 (Unaudited)

For the three months ended December 31,             2000            1999
                                                  ---------       ---------
Revenues
  Equity in net income of Justice
   Investors                                     $  960,207      $  870,831
  Net (losses)gains on marketable securities       (387,851)        353,502
  Dividend and interest income                       61,714          28,902
  Other income                                       10,608           5,045
                                                  ---------       ---------
                                                    644,678       1,258,280
                                                  ---------       ---------

Cost and expenses
  General and administrative                       (116,257)       (102,915)
  Margin interest and trading expenses              (62,350)        (43,786)
                                                  ---------       ---------
                                                   (178,607)       (146,701)
                                                  ---------       ---------

Income before income taxes                          466,071       1,111,579

Provision for income tax expense                   (226,000)       (562,886)
                                                  ---------       ---------
Net income                                       $  240,071      $  548,693
                                                  =========       =========

Basic earnings per share                         $     0.33      $     0.75
                                                  =========       =========

Weighted average number of
  shares outstanding                                734,183         734,183
                                                  =========       =========

Comprehensive income
  Net income                                     $  240,071      $  548,693
  Other comprehensive income:
   Unrealized holding gain
    on marketable securities                              -          36,880
   Income tax benefit related to
    other comprehensive income                            -         (14,752)
                                                  ---------       ---------
  Total comprehensive income                     $  240,071      $  570,821
                                                  =========       =========


See accompanying notes to financial statements.


                               PORTSMOUTH SQUARE, INC.
                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                 (Unaudited)

For the six months ended December 31,                2000            1999
                                                  ---------       ---------
Revenues
  Equity in net income of Justice
   Investors                                     $2,165,839      $1,934,103
  Net gains on marketable securities                 32,037         276,574
  Dividend and interest income                      130,559          73,060
  Other income                                       25,805          12,000
                                                  ---------       ---------
                                                  2,354,240       2,295,737
                                                  ---------       ---------

Cost and expenses
  General and administrative                       (229,184)       (265,160)
  Margin interest and trading expenses             (140,384)        (38,054)
                                                  ---------       ---------
                                                   (369,568)       (303,214)
                                                  ---------       ---------

Income before income taxes                        1,984,672       1,992,523

Provision for income tax expense                   (795,699)       (797,009)
                                                  ---------       ---------
Net income                                       $1,188,973      $1,195,514
                                                  =========       =========

Basic earnings per share                         $     1.62      $     1.63
                                                  =========       =========

Weighted average number of
  shares outstanding                                734,183         734,183
                                                  =========       =========

Comprehensive income
  Net income                                     $1,188,973      $1,195,514
  Other comprehensive income:
   Unrealized holding loss on
    marketable securities                                 -        (257,844)
   Reclassification adjustment for holding
    gain included in net earnings                         -        (121,508)
   Income tax benefit related to
    other comprehensive income                            -         151,741
                                                  ---------       ---------
  Total comprehensive income                     $1,188,973      $  967,903
                                                  =========       =========


See accompanying notes to financial statements.



                            PORTSMOUTH SQUARE, INC.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

For the six months ended December 31,                  2000            1999
                                                    ----------     ----------
Cash flows from operating activities:
  Net income                                       $ 1,188,973    $ 1,195,514
  Adjustments to reconcile net income to net
  cash used in operating activities:
    Equity in net income of Justice Investors       (2,165,839)    (1,934,103)
    Net unrealized losses(gains) on marketable
     securities                                        143,095       (379,352)
    Changes in assets and liabilities:
     Investment in marketable securities            (6,685,082)    (2,462,599)
     Other assets                                       36,584        216,627
     Accounts payable and accrued expenses             318,360       (298,726)
     Due to securities broker                        2,594,996      1,668,031
     Obligations for securities sold                 2,049,394         29,608
                                                    ----------     ----------
Net cash used in operating activities               (2,519,519)    (1,965,000)
                                                    ----------     ----------

Cash flows from investing activities:
  Cash distributions from Justice Investors          3,137,400      2,161,320
                                                    ----------     ----------
Net cash provided by investing activities            3,137,400      2,161,320
                                                    ----------     ----------

Cash flows from financing activities:
  Dividends paid                                      (183,546)      (183,546)
                                                    ----------     ----------
Net cash used in financing activities                 (183,546)      (183,546)
                                                    ----------     ----------
Net increase in cash and cash equivalents              434,335         12,774
Cash and cash equivalents at the beginning
 of the period                                          36,366         94,932
                                                    ----------     ----------
Cash and cash equivalents at the end of the
 period                                            $   470,701    $   107,706
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

Certain reclassifications have been made to the financial statements as of December 31, 1999 and for the three and six months then ended to conform to the three and six months ended December 31, 2000 presentation.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the six months ended June 30, 2000.

The results of operations for the three and six months ended December 31, 2000 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2001.


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

Condensed financial statements for Justice Investors are as follows:

                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

                                                     December 31, 2000
                                                     -----------------
Assets
Total current assets                                      $2,776,366
Property, plant and equipment, net of
  accumulated depreciation of $11,740,344                  4,829,787
Loan fees and deferred lease costs,
  net of accumulated amortization of $179,237                131,175
                                                           ---------
    Total assets                                          $7,737,328
                                                           =========

Liabilities and partners' capital
Total current liabilities                                 $   58,530
Total long-term liabilities                                2,400,000
Partners' capital                                          5,278,798
                                                           ---------
    Total liabilities and partners' capital               $7,737,328
                                                           =========

                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS


For the six months ended December 31,            2000           1999
                                           ----------     ----------
Revenues                                   $4,748,123     $4,291,392
Costs and expenses                           (399,050)      (407,651)
                                            ---------      ---------
Net income                                 $4,349,073     $3,883,741
                                            =========      =========


3.	Investment in Marketable Securities
-----------------------------------

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net unrealized gains or losses included in earnings. Included in net losses on marketable securities of $387,851 for the three months ended December 31, 2000 are net unrealized losses of $591,154 and net realized gains of $203,303. Included in net gains on marketable securities of $32,037 for the six months ended December 31, 2000 are net unrealized losses of $143,095 and net realized gains of $175,132.

4. Related Party Transactions
   --------------------------

Certain shared costs and expenses, primarily administrative salaries, rent and insurance are allocated among the Company, the Company's parent, Santa Fe Financial Corporation ("Santa Fe"), and The InterGroup Corporation ("InterGroup"), parent of Santa Fe, based on management's estimate of the pro rata utilization of resources. For the six months ended December 31, 2000, these expenses were approximately $52,770.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including partnership distributions, general economic conditions of the hotel industry in the San Francisco area, securities markets, litigation and other factors, including natural disasters, and those discussed below and in the Company's Transition Report on Form 10-KSB for the six months ended June 30, 2000, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

The Company's principal sources of revenue continue to be derived from its 49.8% interest in the Justice Investors limited partnership and income received from the investment of its cash and securities assets. The partnership derives most of its income from a lease of its hotel property to Felcor and from a lease with Evon.

Three Months Ended December 31, 2000 Compared to Three Months
Ended December 31, 1999

Net income for the Company decreased to $240,071 for the three months ended December 31, 2000 from $548,693 for the three months ended December 31, 1999. The decrease in net income was due to the decrease in total revenues to $644,678 from $1,258,280 and a modest increase in costs and expenses to $178,607 from $146,701.

The decrease in total revenues to $644,678 from $1,258,280 was primarily due to the change in net gains (losses) on marketable securities to net losses of $387,851 from net gains of $353,502, partially offset by the increase in equity income of Justice Investors to $960,207 from $870,831. The change in net investment gains (losses) to net losses of $387,851 from net gains of $353,502 is primarily due to the significant decline in the market value of the Company's investment portfolio during the current quarter. For the three months ended December 31, 2000, the Company had net unrealized losses of $591,154 and net realized gains of $203,303. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

The increase in equity in net income of Justice Investors to $960,207 from $870,831 was primarily attributable to the increase in the average daily room rate and an increase in occupancy of the hotel during the current quarter.

Dividend and interest income increased to $61,714 from $28,902 as a result of management investing in more income producing instruments.

The increase in margin interest and trading expenses to $62,350 from $43,786 was due to the maintenance of higher margin balances during the quarter ended December 31, 2000 and the increased size of the Company's portfolio.

Income taxes decreased to $226,000 from $562,886 due to the decrease in income.


Six Months Ended December 31, 2000 Compared to Six Months
Ended December 31, 1999

The Company had net income of $1,188,973 for the six months ended December 31, 2000 as compared to net income of $1,195,514 for the six months ended December 31, 1999. Total revenues increased to $2,354,240 from $2,295,737 while costs and expenses also increased to $369,568 from $303,214.

The increase in total revenues to $2,354,240 from $2,295,737 was primarily due to the increase in equity in net income from Justice Investors and the increase in dividend and interest income, offset by the significant decrease in net gains on marketable securities. The increase in equity in net income of Justice Investors to $2,165,839 from $1,934,103 was primarily attributable to the increase in the average daily room rate and an increase in occupancy of the hotel during the six months ended December 31, 2000. The decrease in net investment gains to $32,037 from $276,574 is due to the significant decline in the market value of the Company's investment portfolio. For the six months ended December 31, 2000, the Company had net unrealized losses of $143,095 and net realized gains of $175,132. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. Dividend and interest income increased to $130,559 from $73,060 as a result of management investing in more income producing instruments.

The increase in margin interest and trading expenses to $140,384 from $38,054 was due to the maintenance of higher margin balances during the six months ended December 31, 2000 and the increased size of the Company's portfolio.



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

As a result of increases in the amount of rental income from the hotel lease, and lower interest expenses due to the reduction in notes payable, the general partners of Justice Investors decided to increase the monthly distribution to limited partners effective with the September 1999 distribution. As a result, Portsmouth's monthly distribution increased to $209,160 from $139,440. The increase in monthly distributions can be characterized as special distributions and, at any time, unforeseen circumstances could dictate a change in the amount distributed. The general partners will continue to conduct an annual review and analysis to determine an appropriate monthly distribution for the ensuing year. At that time, the monthly distribution could be increased or decreased. During the six months ended December 31, 2000, the Company received cash distributions of $3,137,400 from Justice Investors.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the statement of income.

As of December 31, 2000, the Company's current assets and current liabilities were $15,374,380 and $10,137,031, respectively. Management believes that its capital resources are currently adequate to meet its short and long-term obligations.



                      PART II.    OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Shareholders.

The Annual Meeting of the Shareholders of the Company was held on February 1, 2001, at the Luxe Summit Hotel Bel-Air, 11461 Sunset Blvd., Los Angeles, California 90049. At that meeting, all of management's nominees: John V. Winfield, Jerold R. Babin, Josef A. Grunwald, John C. Love and William J. Nance, were elected as Directors of the Company to serve until the next Annual Meeting, with each nominee receiving in excess of 95% of the shares voted. At that Meeting, the shareholders also voted in favor of the ratification of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending June 30, 2001. A tabulation of the vote follows:

Proposal (1) - Directors:                Votes For       Withheld
                                         ---------       --------
   John V. Winfield                        646,124        28,962
   Jerold R. Babin                         645,548        29,538
   Josef A. Grunwald                       646,124        28,962
   John C. Love                            646,124        28,962
   William J. Nance                        646,624        28,462

Proposal (2) - Accountants:               Votes For      Against      Abstained
                                          ---------      -------      ---------
   PricewaterhouseCoopers LLP              665,296         8,925          865

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits - None.

         (b) Registrant did not file any reports on Form 8-K during the period covered by this report.




                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  PORTSMOUTH SQUARE, INC.
                                                        (Registrant)

Date: February 14, 2001                       by /s/ John V. Winfield
                                                 ---------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer


Date: February 14, 2001                       by /s/ Michael G. Zybala
                                                 ---------------------------
                                                 Michael G. Zybala,
                                                 Vice President and Secretary


Date: February 14, 2001                       by /s/ David Nguyen
                                                 --------------------------
                                                 David Nguyen
                                                 Controller
                                                (Principal Accounting Officer)