Form 10QSB
period 2001-03-31
PORTSMOUTH SQUARE INC
filed 2001-05-15
CIK 79661

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                               FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 2001

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

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 734,183 shares of issuer's No Par Value Common Stock were outstanding as of May 11, 2001.

   Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                     INDEX

                             PORTSMOUTH SQUARE, INC.


PART I. FINANCIAL INFORMATION                                       PAGE NO.

Item 1. Financial Statements

    Balance Sheet - March 31, 2001 (Unaudited)                          3

    Statements of Income and Comprehensive Income
     (Unaudited)- Three Months ended March 31, 2001 and
      March 31, 2000                                                    4

    Statements of Income and Comprehensive Income
     (Unaudited)- Nine Months ended March 31, 2001 and
      March 31, 2000                                                    5

    Statements of Cash Flows (Unaudited)- Nine Months ended
      March 31, 2001 and March 31, 2000                                 6

    Notes to Financial Statements                                       7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            10

PART II. OTHER INFORMATION

Item 4. Submission of Matters to Vote of Shareholders                  13
Item 6. Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                             13

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              PORTSMOUTH SQUARE, INC.
                                  BALANCE SHEET
                                   (Unaudited)
As of March 31,                                              2001
                                                          ----------
Assets

  Cash and cash equivalents                              $   782,081
  Investment in marketable securities                      6,931,518
  Investment in Justice Investors                          2,231,762
  Other investments                                          100,000
  Other assets                                               112,593
                                                          ----------
Total assets                                             $10,157,954
                                                          ==========

Liabilities and Shareholders' Equity

Liabilities
  Due to securities broker                               $   518,902
  Obligations for securities sold                          1,616,845
  Accounts payable and other liabilities                     648,966
                                                          ----------
Total liabilities                                          2,784,713
                                                          ----------
Commitments and contingencies

Shareholders' equity:
  Common stock, no par value:
    Authorized shares - 750,000
    Issued and outstanding shares - 734,183                2,092,300
  Additional paid-in capital                                 915,676
  Retained earnings                                        4,365,265
                                                          ----------

Total shareholders' equity                                 7,373,241
                                                          ----------

Total liabilities and shareholders' equity               $10,157,954
                                                          ==========


See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                 (Unaudited)

For the three months ended March 31,                2001             2000
                                                  ---------       ---------
Revenues
  Equity in net income of Justice
   Investors                                     $  776,847      $  890,679
  Net (losses)gains on marketable securities       (381,163)        820,597
  Dividend and interest income                       57,700          38,414
  Other income                                       12,152          20,865
                                                  ---------       ---------
                                                    465,536       1,770,555
                                                  ---------       ---------

Cost and expenses
  General and administrative                       (126,656)       (112,792)
  Margin interest and trading expenses             (123,675)        (55,258)
                                                  ---------       ---------
                                                   (250,331)       (168,050)
                                                  ---------       ---------

Income before income taxes                          215,205       1,602,505

Provision for income tax expense                    (78,163)       (641,002)
                                                  ---------       ---------
Net income                                       $  137,042      $  961,503
                                                  =========       =========

Basic earnings per share                         $     0.19      $     1.31
                                                  =========       =========

Weighted average number of
  shares outstanding                                734,183         734,183
                                                  =========       =========

Comprehensive income
  Net income                                     $  137,042      $  961,503
  Other comprehensive income:
   Unrealized holding gain
    on marketable securities                              -               -
   Income tax benefit related to
    other comprehensive income                            -               -
                                                  ---------       ---------
  Total comprehensive income                     $  137,042      $  961,503
                                                  =========       =========


See accompanying notes to financial statements.

                               PORTSMOUTH SQUARE, INC.
                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                 (Unaudited)

For the nine months ended March 31,                 2001            2000
                                                  ---------       ---------
Revenues
  Equity in net income of Justice
   Investors                                     $2,942,686      $2,824,782
  Net gains(losses) on marketable
   securities                                      (349,126)      1,097,171
  Dividend and interest income                      188,259         111,474
  Other income                                       37,957          32,865
                                                  ---------       ---------
                                                  2,819,776       4,066,292
                                                  ---------       ---------

Cost and expenses
  General and administrative                       (355,840)       (375,917)
  Margin interest and trading expenses             (264,059)        (95,347)
                                                  ---------       ---------
                                                   (619,899)       (471,264)
                                                  ---------       ---------

Income before income taxes                        2,199,877       3,595,028

Provision for income tax expense                   (873,862)     (1,642,574)
                                                  ---------       ---------
Net income                                       $1,326,015      $1,952,454
                                                  =========       =========

Basic earnings per share                         $     1.81      $     2.66
                                                  =========       =========

Weighted average number of
  shares outstanding                                734,183         734,183
                                                  =========       =========

Comprehensive income
  Net income                                     $1,326,015      $1,952,454
  Other comprehensive income:
   Unrealized holding loss on
    marketable securities                                 -        (257,844)
   Reclassification adjustment for holding
    gain included in net earnings                         -        (121,508)
   Income tax benefit related to
    other comprehensive income                            -         118,058
                                                  ---------       ---------
  Total comprehensive income                     $1,326,015      $1,691,160
                                                  =========       =========

See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

For the nine months ended March 31,                    2001           2000
                                                    ----------     ----------
Cash flows from operating activities:
  Net income                                       $ 1,326,015    $ 1,952,454
  Adjustments to reconcile net income to net
  cash used in operating activities:
    Equity in net income of Justice Investors       (2,942,686)    (2,824,782)
    Net unrealized losses(gains) on marketable
     securities                                        967,249       (689,639)
    Changes in assets and liabilities:
     Investment in marketable securities               319,623     (2,694,113)
     Other assets                                       67,293        244,289
     Accounts payable and accrued expenses             359,935        509,757
     Due to securities broker                       (2,789,708)     1,201,546
     Obligations for securities sold                    40,205        212,874
                                                    ----------     ----------
Net cash used in operating activities               (2,652,074)    (2,087,614)
                                                    ----------     ----------

Cash flows from investing activities:
  Cash distributions from Justice Investors          3,764,880      2,788,800
                                                    ----------     ----------
Net cash provided by investing activities            3,764,880      2,788,800
                                                    ----------     ----------

Cash flows from financing activities:
  Dividends paid                                      (367,091)      (367,091)
                                                    ----------     ----------
Net cash used in financing activities                 (367,091)      (367,091)
                                                    ----------     ----------
Net increase in cash and cash equivalents              745,715        334,095
Cash and cash equivalents at the beginning
 of the period                                          36,366         94,932
                                                    ----------     ----------
Cash and cash equivalents at the end of the
 period                                            $   782,081    $   429,027
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

Certain reclassifications have been made to the financial statements as of March 31, 2000 and for the three and nine months then ended to conform to the three and nine months ended March 31, 2001 presentation.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the six months ended June 30, 2000.

The results of operations for the three and nine months ended March 31, 2001 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2001.


2.  Investment in Justice Investors
    -------------------------------

The Company's principal source of revenue continues to be derived from its 49.8% interest in the Justice Investors limited partnership ("Justice Investors"). Portsmouth is one of the two general partners of Justice Investors. The other general partner, Evon Garage Corporation ("Evon"), serves as the managing general partner; however, all significant partnership decisions require the active participation and approval of both general partners. The Company and Evon jointly consult and determine the amount of partnership reserves and the amount of cash to be distributed to the limited partners.

The partnership derives most of its income from a lease of its San Francisco, California hotel property to Felcor Lodging Trust, Inc. ("Felcor") and from a lease with Evon. Portsmouth records its investment on the equity basis.

Pursuant to the terms of the partnership agreement, voting rights of the partners are determined according to the partners' entitlement to share in the net profit and loss of the partnership. The Company is not entitled to any additional voting rights by virtue of its position as a general partner.

The partnership agreement also provides that no portion of the partnership real property can be sold without the written consent of the general and limited partners entitled to more than 72% of the net profit.


Condensed financial statements for Justice Investors are as follows:

                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

                                                      March 31, 2001
                                                     ---------------
Assets
Total current assets                                      $  740,856
Property, plant and equipment, net of
  accumulated depreciation of $11,834,878                  4,740,805
Loan fees and deferred lease costs,
  net of accumulated amortization of $186,998                123,415
                                                           ---------
    Total assets                                          $5,605,076
                                                           =========

Liabilities and partners' capital
Total current liabilities                                 $   52,435
Total long-term liabilities                                        -
Partners' capital                                          5,552,641
                                                           ---------
    Total liabilities and partners' capital               $5,605,076
                                                           =========

                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS


For the nine months ended March 31,           2001            2000
                                           ----------     ----------
Revenues                                   $6,521,607     $6,303,531
Costs and expenses                           (612,600)      (631,277)
                                            ---------      ---------
Net income                                 $5,909,007     $5,672,254
                                            =========      =========


3.	Investment in Marketable Securities
-----------------------------------

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net unrealized gains or losses included in earnings. Included in net losses on marketable securities of $381,163 for the three months ended March 31, 2001 are net unrealized losses of $824,153 and net realized gains of $442,990. Included in net losses on marketable securities of $349,126 for the nine months ended March 31, 2001 are net unrealized losses of $967,249 and net realized gains of $618,123.

4. Related Party Transactions
   --------------------------

Certain shared costs and expenses, primarily administrative salaries, rent and insurance are allocated among the Company, the Company's parent, Santa Fe Financial Corporation ("Santa Fe"), and The InterGroup Corporation ("InterGroup"), parent of Santa Fe, based on management's estimate of the pro rata utilization of resources. For the nine months ended March 31, 2001, these expenses were approximately $73,577. Four of the Company's Directors serve as directors of InterGroup and three of the Company's Directors serve on the Board of Santa Fe.

As Chairman of the Securities Investment Committee, the Company's President and Chief Executive officer, John V. Winfield, oversees the investment activity of the Company in public and private markets pursuant to authority granted by the
Board of Directors.   Mr. Winfield also serves as Chief Executive Officer of
Santa Fe and InterGroup and oversees the investment activity of those companies. Depending on certain market conditions and various risk factors, the Chief Executive Officer, his family, Santa Fe and InterGroup may, at times, invest in the same companies in which the Company invests. The Company encourages such investments because it places personal resources of the Chief Executive Officer and his family members, and the resources of Santa Fe and InterGroup, at risk in connection with investment decisions made on behalf of the Company. Effective March 5, 2001, the Company implemented certain procedures and investment strategies, which management believes will decrease the potential for risk and increase efficiencies in the management of its securities investments.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including partnership distributions, general economic conditions of the hotel industry in the San Francisco area, securities markets, litigation and other factors, including natural disasters, and those discussed below and in the Company's Transition Report on Form 10-KSB for the six months ended June 30, 2000, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

The Company's principal sources of revenue continue to be derived from its 49.8% interest in the Justice Investors limited partnership and income received from the investment of its cash and securities assets. The partnership derives most of its income from a lease of its hotel property to Felcor and from a lease with Evon.


Three Months Ended March 31, 2001 Compared to Three Months
Ended March 31, 2000

Net income for the Company decreased to $137,042 for the three months ended March 31, 2001 from $961,503 for the three months ended March 31, 2000. The decrease in net income was due to the decrease in total revenues to $465,536 from $1,770,555 and the increase in costs and expenses to $250,330 from $168,050.

The decrease in total revenues to $465,536 from $1,770,555 was primarily due to the change in net gains(losses) on marketable securities to net losses of $381,163 from net gains of $820,597, and the decrease in equity income of Justice Investors to $776,847 from $890,679. The change in net investment gains (losses) to net losses of $381,163 from net gains of $820,597 is primarily due to the significant decline in the market value of the Company's investment portfolio during the current quarter. For the three months ended March 31, 2001, the Company had net unrealized losses of $824,153 and net realized gains of $442,990. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

The decrease in equity in net income of Justice Investors to $776,847 from $890,679 was primarily attributable to the decrease in occupancy of the hotel during the current quarter, partially offset by an increase in room rates.

Dividend and interest income increased to $57,700 from $38,414 as a result of management investing in more income producing instruments.

Margin interest and trading expenses increased to $123,675 from $55,258, which was due to the maintenance of higher average daily margin balances during the quarter ended March 31, 2001.

Income taxes decreased to $78,163 from $641,002 due to the decrease in income.


Nine Months Ended March 31, 2001 Compared to Nine Months
Ended March 31, 2000

Net income for the Company decreased to $1,326,015 for the nine months ended March 31, 2001 from $1,952,454 for the nine months ended March 31, 2000. The decrease in net income was due to the decrease in total revenues to $2,819,776 from $4,066,292 and the increase in costs and expenses to $619,899 from $471,264.

The decrease in total revenues to $2,819,776 from $4,066,292 was primarily due to the change in net gains (losses) on marketable securities to net losses of $349,126 from net gains of $1,097,171, partially offset by the increase in equity income of Justice Investors to $2,942,686 from $2,824,782 and increase in dividend and interest income to $188,259 from $111,474.

The change in net investment gains(losses) to net losses of $349,126 from net gains of $1,097,171 was primarily due to the significant decline in the market value of the Company's investment portfolio. For the nine months ended March 31, 2001, the Company had net unrealized losses of $967,249 and net realized gains of $618,123. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

Dividend and interest income increased to $188,259 from $111,474 as a result of management investing in more income producing instruments.

Margin interest and trading expenses increased to $264,059 from $95,347 due to the maintenance of higher average daily margin balances during the nine months ended March 31, 2001.

Income taxes decreased to $873,862 from $1,642,574 due to the decrease in income.

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

As a result of increases in the amount of rental income from the hotel lease, and lower interest expenses due to the reduction in notes payable, the general partners of Justice Investors decided to increase the monthly distribution to limited partners effective with the September 1999 distribution. As a result, Portsmouth's monthly distribution increased to $209,160 from $139,440. The increase in monthly distributions can be characterized as special distributions and, at any time, unforeseen circumstances could dictate a change in the amount distributed. The general partners will continue to conduct an annual review and analysis to determine an appropriate monthly distribution for the ensuing year. At that time, the monthly distribution could be increased or decreased. During the nine months ended March 31, 2001, the Company received cash distributions of $3,764,880 from Justice Investors.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the statement of income. Effective March 5, 2001, the Company implemented certain procedures and investment strategies, such as reducing the amounts due securities broker, which management believes will decrease the potential for risk and increase efficiencies in the management of its securities investments.

Management believes that its capital resources are currently adequate to meet its obligations.

                      PART II.    OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Shareholders.

The Annual Meeting of the Shareholders of the Company was held on February 1, 2001, at the Luxe Summit Hotel Bel-Air, 11461 Sunset Blvd., Los Angeles, California 90049. At that meeting, all of management's nominees: John V. Winfield, Jerold R. Babin, Josef A. Grunwald, John C. Love and William J. Nance, were elected as Directors of the Company to serve until the next Annual Meeting, with each nominee receiving in excess of 95% of the shares voted. At that Meeting, the shareholders also voted in favor of the ratification of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending June 30, 2001. A tabulation of the vote was set forth in the Company's Form 10-QSB for the quarterly period ended December 31, 2000.


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

                                                  PORTSMOUTH SQUARE, INC.
                                                        (Registrant)


Date: May 11, 2001                            by /s/ John V. Winfield
                                                 ---------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer


Date: May 11, 2001                            by /s/ Michael G. Zybala
                                                 ---------------------------
                                                 Michael G. Zybala,
                                                 Vice President, Treasurer
                                                 and Secretary


Date: May 11, 2001                            by /s/ Randy Du
                                                 --------------------------
                                                 Randy Du
                                                 Controller
                                                (Principal Accounting Officer)