Form 10KSB
period 2001-06-30
PORTSMOUTH SQUARE INC
filed 2001-09-28
CIK 79661

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                        ----------------------
FORM 10-KSB

[x] Annual Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the fiscal year ended June 30, 2001

[ ] Transition report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

Commission File Number 0-4057

                              PORTSMOUTH SQUARE, INC.
                              -----------------------
                  (Name of Small Business Issuer in Its Charter)

           California                                 94-1674111
           ----------                                 ----------
   (State or Other Jurisdiction of                   (IRS Employer
    Incorporation or Organization)                 Identification No.)


820 Moraga Drive, Los Angeles, California               90049
-----------------------------------------              --------
(Address of Principal Executive Offices)              (Zip Code)

                               (310) 889-2500
                               --------------
                (Issuer's Telephone Number, Including Area Code)

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

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

    The issuer's revenues for the year ended June 30, 2001 were $5,152,330.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of issuer computed by reference to the price at which the common equity was sold on September 21, 2001 was $3,841,915.

The number of shares outstanding of issuer's No Par Value Common Stock, as of September 21, 2001, was 734,183.

Transitional Small Business Disclosure Format:  Yes [ ]    No [X]

                  DOCUMENTS INCORPORATED BY REFERENCE: None





                            TABLE OF CONTENTS

PART I                                                               PAGE
------                                                               ----
  Item  1.  Description of Business.                                   3

  Item  2.  Description of Property.                                   4

  Item  3.  Legal Proceedings.                                         6

  Item  4.  Submission of Matters to a Vote of Security Holders.       6

PART II
-------
  Item  5.  Market For Common Equity and Related                       6
             Stockholder Matters.

  Item  6.  Management's Discussion and Analysis of Financial          7
             Condition and Results of Operations.

  Item  7.  Financial Statements and Supplementary Data.              10

  Item  8.  Changes in and Disagreements With Accountants on          22
             Accounting and Financial Disclosure.

PART III
--------
  Item  9.  Directors, Executive Officers, Promoters and              21
             Control Persons; Compliance With Section 16(a) of The Exchange Act.

  Item 10.  Executive Compensation.                                   24

  Item 11.  Security Ownership of Certain Beneficial Owners and       24
             Management.

  Item 12.  Certain Relationships and Related Party Transactions.     26

  Item 13.  Exhibits, Financial Statement Schedules, and              27
             Reports on Form 8-K.

  SIGNATURES                                                          36

                            PART I

Item 1.  Description of Business.

BUSINESS DEVELOPMENT

Portsmouth Square, Inc. ("Portsmouth" or the "Company") is a California corporation, incorporated on July 6, 1967, for the purpose of acquiring a hotel property in San Francisco, California through a California limited partnership, Justice Investors. Justice Investors was formed to purchase certain real property in San Francisco, California and to construct a hotel thereon.

Portsmouth has a 49.8% limited partnership interest in Justice Investors and also serves as one of the two general partners. The other general partner, Evon Garage Corporation ("Evon"), acts as the managing general partner. As a general and limited partner, Portsmouth has significant control over the management and operation of the assets of Justice Investors. All significant partnership decisions require the active participation and approval of both general partners. The Company and Evon jointly consult and determine the amount of partnership reserves and the amount of cash to be distributed to the limited partners. There are approximately 94 limited partners in Justice Investors.

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


BUSINESS OF ISSUER

The Company's principal business is conducted through its general and limited partnership interest in Justice Investors. Justice Investors owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California commonly known as the Holiday Inn Financial District/Chinatown. The most significant income source is a lease between the partnership and Felcor Lodging Trust, Inc. ("Felcor", NYSE: FCH) for the hotel portion of the property. The partnership also derives income from its lease of the garage portion of the property to Evon. As a general partner, Portsmouth has become more active in monitoring and overseeing the operations of the hotel and the parking garage as part of its effort to improve revenues.

The Company also derives income from management fees as a general partner in Justice Investors and from the investment of its cash and securities assets. The Company has invested in income-producing instruments, equity and debt securities and will consider other investments if such investments offer growth or profit potential.

COMPETITION

The hotel enjoys a favorable year-round occupancy rate and is part of Holiday Inn's worldwide reservation system. It was designed to Holiday Inn's specifications to serve both business people and tourists and caters to both individuals and tour groups. It also handles conferences and business meetings, having meeting and dining facilities for groups of up to 400 people. Management believes that the hotel and garage are in a competitive position in their respective markets; however, some competitors may have better financial resources and newer facilities. The Company intends, where appropriate, to continue in its efforts as a general partner to find ways to improve the physical condition of the hotel and garage properties to remain competitive.

EMPLOYEES

As of June 30, 2001, the Company had two full-time employees. The employees are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.


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

INVESTMENT POLICIES

The most significant real estate operation of the Company has been through its ownership in Justice Investors. The Company will continue to explore ways to increase the value of Justice Investors and to improve operations of the hotel.

The Company may also look for new real estate investment opportunities in hotels, apartments, office buildings and shopping centers. The acquisition of any new real estate investments will depend on the Company's ability to find suitable investment opportunities and the availability of sufficient financing to acquire such investments. To help fund any such acquisition, the Company plans to borrow funds to leverage its investment capital. The amount of this debt will depend on a number of factors including, but not limited to, the availability of financing and the sufficiency of the project's projected cash flows to support the operations and debt service.

The Company has also invested in income producing instruments, equity and debt securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain. Those investments are made under the supervision of the Company's Securities Investment Committee, the Chairman of which is the Company's Chairman of the Board and President. The Company primarily will invest in securities priced above $5.00 a share of companies listed on the New York and American Stock Exchanges and The Nasdaq National Stock Market, Inc. Although most of the Company's marketable securities investments are in companies listed on those stock markets, the overall investment portfolio and some of the Company's investment strategies could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. The Company may realize gains and losses in its overall investment portfolio from time to time to take advantage of market conditions and/or manage the portfolio's resources and the Company's tax liability. The Company may also assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management. The Company may also use options and futures to hedge concentrated stock positions and index futures to hedge against market risk and enhance the performance of the Company's portfolio while reducing the overall portfolio's risk and volatility.

On June 28, 2001, the Company, its parent Santa Fe Financial Corporation ("Santa Fe"), and The InterGroup Corporation ("InterGroup") entered into an agreement with an investment advisory company, which assumed responsibility for the performance of the investment portfolios of the Company, its parent Santa Fe, and Intergroup as of March 5, 2001. The agreement provides for a quarterly management fee calculated at one-fourth of 1% of the average value of the net assets in the account during each quarter. The agreement also provides for certain performance based fees ranging from 2.5% to 10% on profits that exceed 11% of the opening account value. The Securities Investment Committee monitors the performance of the portfolio. The agreement may be terminated by either party upon thirty days written notice.

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

As Chairman of the Securities Investment Committee, the Company's President and Chief Executive officer, John V. Winfield, oversees the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of Santa Fe and InterGroup and oversees the investment activity of those companies. Depending on certain market conditions and various risk factors, the Chief Executive Officer, his family, Santa Fe and InterGroup may, at times, invest in the same companies in which the Company invests. The Company encourages such investments because it places personal resources of the Chief Executive Officer and his family members, and the resources of Santa Fe and InterGroup, at risk in connection with investment decisions made on behalf of the Company. As discussed above, the Company has entered into an agreement with an investment advisory company, which management believes will increase efficiencies in the management of its securities investments.


Item 3.  LEGAL PROCEEDINGS

None.


Item 4.  Submission of Matters to a Vote of Shareholders.

There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                             PART II

Item 5.  Market For Common Equity and Related Stockholder Matters

MARKET

Portsmouth's common stock is traded over-the-counter. Quotes for its stock are printed in the Pink Sheets OTC Market Reports. The Company's trading symbol is PRSI.

The following table sets forth the high and low sale prices as of the end of each full quarterly period for the fiscal years ended June 30, 2001 and June 30, 2000, as reported on the Pink Sheet OTC Market Reports.


         Fiscal 2001                                High          Low
         -----------                                ----          ---
      First Quarter (7/1 to 9/30)                  $ 19.50      $ 18.00
      Second Quarter (10/1 to 12/31)               $ 20.00      $ 19.50
      Third Quarter (1/1 to 3/31)                  $ 20.00      $ 19.00
      Fourth Quarter (4/1 to 6/30)                 $ 23.00      $ 20.25

         Fiscal 2000                                High          Low
         -----------                                ----          ---
      First Quarter (7/1 to 9/30)                  $ 20.25      $ 19.25
      Second Quarter (10/1 to 12/31)               $ 20.00      $ 18.00
      Third Quarter (1/1 to 3/31)                  $ 20.00      $ 18.00
      Fourth Quarter (4/1 to 6/30)                 $ 22.00      $ 18.50


As of September 21, 2001, the approximate number of holders of record of the Company's Common Stock was 283. Such number of owners was determined from the Company's shareholders records and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various brokers, clearing agencies or other nominees. There are approximately 390 beneficial shareholders of the Company's Common Stock.

DIVIDENDS

On January 13, 1982, the Board of Directors established a regular semi-annual dividend of $0.25 per share payable on March 1 and September 1 to shareholders on record at February 1 and August 1, respectively. These regular semi-annual dividends have been declared and paid at the established intervals since September 1, 1982. The Company will review and modify its dividend policy as needed to meet such strategic and investment objectives as may be determined by the Board of Directors.


Item 6. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, such as the impact of terrorism and war on the national and international economies, including tourism and securities markets, general economic conditions of the hotel industry in the San Francisco area, partnership distributions, securities markets, litigation and other factors, including natural disasters, and those discussed below, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

The Company's principal source of revenue continues to be derived from its 49.8% ownership interest in the Justice Investors limited partnership, in which Portsmouth serves as one of the general partners. The Company also received income from the investment of its cash and securities assets. The partnership derives most of its income from a lease of its hotel property to Felcor and from a lease with Evon Garage Corporation.


Twelve Months Ended June 30, 2001 Compared to Twelve Months Ended June 30,
2000

Net income for the Company increased to $2,556,243 for the twelve months ended June 30, 2001 from $2,364,757 for the twelve months ended June 30, 2000. The increase in net income was primarily due to the increase in total revenues, partially offset by the increase in total costs and expenses from the prior year.

The increase in total revenues to $5,152,330 from $4,925,300 was primarily due to the increase in net gains on marketable securities to $942,535 from $791,415. In addition, dividend and interest income also increased to $226,718 from $157,030.

The decrease in equity in net income of Justice Investors to $3,927,635 from $3,935,121 was primarily attributable to the decrease in occupancy of the hotel, offset by the increase in average room rate during the current fiscal year.

The increase in net gains on marketable securities to $942,535 from $791,415 was primarily due to continuing performance improvements on the Company's investment portfolio. For the twelve months ended June 30, 2001, the Company had net unrealized gains of $213,878 and net realized gains of $728,657.
Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

Dividend and interest income increased to $226,718 from $157,030 as a result of management investing in more income producing instruments.

The increase in total costs and expenses to $840,388 from $683,125 was primarily due to the increase in margin interest and trading expenses to $381,813 from $163,066, partially offset by a decrease in general and administrative expenses to $458,575 from $520,059.

The increase in margin interest and trading expenses to $381,813 from $221,980 was primarily due to the maintenance of higher average daily margin balances. Margin interest expense increased to $277,606 for the twelve months ended June 30, 2001 from $119,864 for the twelve months ended June 30, 2000.


LIQUIDITY AND SOURCES OF CAPITAL

The Company's cash flows are primarily generated through its general and limited partnership interest in the Justice Investors limited partnership, which derives its income from its lease with Felcor and a lease with Evon. In addition to its monthly limited partnership distributions from Justice Investors, the Company also receives monthly management fees as a general partner. The Company also derives revenue from the investment of its cash and securities assets.

As a result of increases in the amount of rental income from the hotel lease, and lower interest expenses due to the reduction in notes payable, the general partners of Justice Investors decided to increase the monthly distribution to limited partners effective with the September 1999 distribution. As a result, Portsmouth's monthly distribution increased to $209,160 from $139,440. The increase in monthly distributions can be characterized as special distributions and, at any time, unforeseen circumstances could dictate a change in the amount distributed. The general partners will continue to conduct an annual review and analysis to determine an appropriate monthly distribution for the ensuing year. At that time, the monthly distribution could be increased or decreased. For the year ended June 30, 2001, the Company received cash distributions of $4,392,360 from Justice Investors.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the statement of income. Effective March 5, 2001, the Company implemented certain procedures and investment strategies, such as reducing the amounts due to securities broker, which management believes will decrease the potential for risk and increase efficiencies in the management of its securities investments.

The events of September 11, 2001, had a dramatic impact on the domestic and global economies, including the hospitality industry, and also resulted in a significant decline in securities markets. Although the Company can expect some decline in revenues as a result of those events, Management that the net cash flow generated from future operating activities and its capital resources will be adequate to meet its current and future obligations.


IMPACT OF INFLATION

Hotel room rates are typically impacted by supply and demand factors, not inflation, since rental of a hotel room is usually for a limited number of nights. Room rates can be, and usually are, adjusted to account for inflationary cost increases. To the extent that the hotel lessee is able to adjust room rates, there should be minimal impact on partnership revenues due to inflation. Partnership revenues are also subject to interest rate risks, which may be influenced by inflation. For the two most recent fiscal years, the impact of inflation on the Company's income is not viewed by management as material.

Item 7. Financial Statements


INDEX TO FINANCIAL STATEMENTS                                    PAGE

Report of Independent Accountants                                 11

Balance Sheet - June 30, 2001                                     12

Statements of Income and Comprehensive Income - For
  Year Ended June 30, 2001, Year Ended
  June 30, 2000 (Unaudited), Six Months Ended
  June 30, 2000, and Year Ended December 31, 1999                 13

Statements of Shareholders' Equity - For
  Year Ended June 30, 2001, Year Ended
  June 30, 2000 (Unaudited), Six Months Ended
  June 30, 2000, and Year Ended December 31, 1999                 14

Statements of Cash Flows - For
  Year Ended June 30, 2001, Year Ended
  June 30, 2000 (Unaudited), Six Months Ended
  June 30, 2000, and Year Ended December 31, 1999                 15

Notes to the Financial Statements                                 16

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Portsmouth Square, Inc.

In our opinion, based on our audit, the accompanying balance sheet and the related statements of income and comprehensive income, of cash flows, and of changes in shareholders' equity present fairly, in all material respects, the financial position of Portsmouth Square, Inc. at June 30, 2001, and the results of its operations and its cash flows for the year ended June 30, 2001, the six months ended June 30, 2000, and the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP


Los Angeles, California
September 21, 2001

                          PORTSMOUTH SQUARE, INC.
                               BALANCE SHEET


As of June 30,                                                  2001
                                                             ----------

ASSETS

  Cash and cash equivalents                                $    108,870
  Investment in marketable securities                         8,899,028
  Investment in Justice Investors                             2,589,231
  Other investments                                             100,000
  Other assets                                                  123,886
                                                             ----------
    Total assets                                           $ 11,821,015
                                                             ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Due to securities broker                                  $   438,043
  Accounts payable and accrued expenses                       1,193,305
  Obligations for securities sold                             1,586,198
                                                             ----------
    Total liabilities                                         3,217,546
                                                             ----------

Commitments and contingencies

Shareholders' equity
  Common stock, no par value:
    Authorized shares - 750,000
    Issued and outstanding shares - 734,183                   2,092,300
  Additional paid-in-capital                                    915,676
  Retained earnings                                           5,595,493
                                                             ----------
    Total shareholders' equity                                8,603,469
                                                             ----------
    Total liabilities and shareholders' equity             $ 11,821,015
                                                             ==========


See accompanying notes to financial statements.

                           PORTSMOUTH SQUARE, INC.
            STATEMENT OF INCOME AND OTHER COMPREHENSIVE INCOME

                                             For the       For the     For the 6      For the
                                           Year Ended    Year Ended   Months Ended   Year Ended
                                             June 30,      June 30,     June 30,     December 31,
                                               2001         2000          2000          1999
                                           -----------   -----------   -----------   -----------
Revenues                                                  Unaudited
  Equity in net income of Justice
   Investors                               $ 3,927,635   $ 3,935,121   $ 2,001,018   $ 3,459,786
  Dividend and interest income                 226,718       157,030        83,970       152,525
  Net gains on marketable securities           942,535       791,415       514,841       363,408
  Other income                                  55,442        41,734        29,734        30,000
                                            ----------    ----------    ----------    ----------
                                             5,152,330     4,925,300     2,629,563     4,005,719
                                            ----------    ----------    ----------    ----------

Costs and expenses
  General and administrative                  (458,575)     (461,145)     (256,934)     (504,026)
  Margin interest and trading expenses        (381,813)     (221,980)     (122,977)      (70,699)
                                            ----------    ----------    ----------    ----------
                                              (840,388)     (683,125)     (379,911)     (574,725)
                                            ----------    ----------    ----------    ----------
Income before income taxes                   4,311,942     4,242,175     2,249,652     3,430,994

Income taxes                                (1,755,699)   (1,877,418)     (875,846)   (1,490,652)
                                            ----------    ----------    ----------    ----------
Net income                                 $ 2,556,243   $ 2,364,757   $ 1,373,806   $ 1,940,342
                                            ==========    ==========    ==========    ==========

Basic earnings per share                   $      3.48   $      3.22   $      1.87   $      2.64
                                            ==========    ==========    ==========    ==========

Weighted average number of
 shares outstanding                            734,183       734,183       734,183       734,183
                                            ==========    ==========    ==========    ==========

Comprehensive income
  Net income                               $ 2,556,243   $ 2,364,757   $ 1,373,806   $ 1,940,342
    Other comprehensive income:
     Unrealized holding gain(loss)
      on marketable securities                       -      (257,844)            -        36,880
     Reclassification adjustment
      for holding gains included in
      net earnings                                   -        86,834             -             -
     Income tax benefit related to
      other comprehensive income                     -       118,058             -        33,851
     Adjustment for reclassification
      of the accumulated unrealized
      holding gains prior to
      July 1, 1999 to current earnings               -      (121,508)            -      (121,508)
                                            ----------    ----------    ----------    ----------
  Total comprehensive income               $ 2,556,243   $ 2,190,297   $ 1,373,806   $ 1,889,565
                                            ==========    ==========    ==========    ==========

See accompanying notes to financial statements

                             PORTSMOUTH SQUARE, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY

                         Common Stock                     Accumulated
                     --------------------   Additional    other
                     Common                 Paid-in       comprehensive   Retained
                     Stock      Amount      Capital       income          earnings      Total
                     -------    ---------   ----------    -------------   ---------   ----------
Balance at
December 31, 1998    734,183   $2,092,300   $ 915,676     $  (50,777)    $  642,830  $ 3,600,029


Net income                                                                1,940,342    1,940,342

Dividend paid                                                              (367,091)    (367,091)

Unrealized holding
 Loss on marketable
 Securities, net
 Of tax                                                       50,777                      50,777
                     -------    ---------    ---------    ----------     ----------   ----------

Balance at
December 31, 1999    734,183   $2,092,300    $ 915,676    $        -     $2,216,081   $5,224,057


Net income                                                                1,373,806    1,373,806

Dividends paid	                                                            (183,546)    (183,546)
                     -------    ---------    ---------    ----------     ----------    ---------

Balance at
June 30, 2000        734,183   $2,092,300    $ 915,676    $        -     $3,406,341   $6,414,317


Net income                                                                2,556,243    2,556,243

Dividends paid                                                             (367,091)    (367,091)
                     -------    ---------    ---------    -----------    ----------    ---------

Balance at
June 30, 2001        734,183   $2,092,300    $ 915,676    $         -    $5,595,493   $8,603,469
                     =======    =========    =========    ===========    ==========    =========


See accompanying notes to financial statements.

                             PORTSMOUTH SQUARE, INC.
                            STATEMENTS OF CASH FLOWS

                                             For the       For the      For the 6      For the
                                           Year Ended    Year Ended   Months Ended   Year Ended
                                             June 30,      June 30,      June 30,    December 31,
                                               2001          2000          2000          1999
                                           -----------   -----------   -----------   -----------
                                                          Unaudited
Cash flow from operating activities:
  Net income                               $ 2,556,243   $ 2,364,757   $ 1,373,806   $ 1,940,342
  Adjustments to reconcile net income to
  net cash used by operating activities:
    Equity in net income of
     Justice Investors                      (3,927,635)   (3,935,121)   (2,001,018)   (3,459,786)
    Net realized (gains)losses
     on marketable securities                        -             -             -      (111,867)
    Net unrealized gains on
     marketable securities                    (213,878)     (683,294)     (585,523)            -
    Change in assets and liabilities:
      Investment in marketable securities     (466,760)   (4,845,910)   (2,101,730)   (3,093,315)
      Other assets                              56,000       165,542       (51,084)      165,405
      Accounts payable and other
       liabilities                             904,274        85,416       179,579        39,340
      Due to securities broker              (2,870,567)    2,250,501       582,470     1,707,361
      Obligations for securities sold            9,558     1,490,354     1,460,746       103,024
                                            ----------    ----------    ----------    ----------
  Net cash used in operating activities     (3,952,765)   (3,107,755)   (1,142,754)   (2,709,496)
                                            ----------    ----------    ----------    ----------

Cash flow from investing activities:
  Cash distributions from
   Justice Investors                         4,392,360     3,416,280     1,254,960     2,997,960
  Purchase of marketable securities                  -             -             -    (1,621,961)
  Proceeds from sales of marketable
   securities                                        -             -             -     1,733,828
                                            ----------    ----------    ----------    ----------
  Net cash provided by investing
   activities                                4,392,360     3,416,280     1,254,960     3,109,827
                                            ----------    ----------    ----------    ----------

Cash flow from financing activities:
  Dividends paid                              (367,091)     (367,091)     (183,546)     (367,091)
                                            ----------    ----------    ----------    ----------
  Net cash used in financing activities       (367,091)     (367,091)     (183,546)     (367,091)
                                            ----------    ----------    ----------    ----------
Net increase(decrease) in cash and
 cash equivalents                               72,504       (58,566)      (71,340)       33,240
Cash and cash equivalents at the
 beginning of the period                        36,366        94,932       107,706        74,466
                                            ----------    ----------    ----------    ----------
Cash and cash equivalents at the
 end of period                             $   108,870   $    36,366   $    36,366   $   107,706
                                            ==========    ==========    ==========    ==========

Supplemental information:
Income taxes paid, net of refunds          $   698,000   $ 1,578,552   $   757,000   $   966,371
                                            ==========    ==========    ==========    ==========

Margin interest paid                       $   277,606   $   119,864   $   122,977   $    70,699
                                            ==========    ==========    ==========    ==========


See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.

                       NOTES TO THE FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business

As of June 30, 2001, Santa Fe Financial Corporation ("Santa Fe") owns approximately 68.8% of the outstanding common shares of Portsmouth Square, Inc. ("Portsmouth" or the "Company"). Portsmouth's primary source of revenue is from its 49.8% interest in Justice Investors, a California limited partnership in which Portsmouth serves as both a general and limited partner. Justice Investors owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California, commonly known as the Holiday Inn Financial District/Chinatown. Justice Investor's most significant income source is a lease between the partnership and Felcor Lodging Trust, Inc. for the hotel portion of the property. In addition, the partnership derives income from the lease of the garage portion of the property to Evon Garage Corporation. The Company also derives revenue from management fees for actively managing the hotel as a general partner and from the investment of its cash and securities assets.

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


Revenue Recognition

The Company's primary source of revenue is from its 49.8% interest in Justice Investors, a limited partnership which owns and leases a hotel in San Francisco, California, in which the Company is both a general and limited partner. The Company accounts for its investment in Justice Investors under the equity method.

The Company adopted SEC Staff Accounting Bulletin (SAB) 101, which did not have an impact on the Company's method of accounting for revenue.


Basic Earnings per Share

Basic earnings per share are calculated based upon the weighted average number of common shares outstanding during each fiscal year. As of June 30, 2001 and June 30, 2000, the Company did not have any potentially dilutive securities outstanding; and therefore, does not report diluted earnings per share.


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


Recently Issued Accounting Standards

In July, 2001, the Financial Accounting Standard Board issued Statements on Financial Accounting Standards (SFAS) No. 141 (Business Combination) and 142 (Goodwill and Other Intangible Assets). SFAS No. 141 among other things eliminates the use of the pooling of interest method of accounting for business combination. Under the provision of SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair value. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 must be adopted in the first quarter of fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of these statements will have a material impact on the Company's financial statements.


NOTE 2 - TRANSITION PERIOD COMPARATIVE DATA

On May 16, 2000, the Board of Directors of Portsmouth approved a change in fiscal year end of the Company from December 31 to June 30. The transition period comparative data for the year ended June 30, 2000 is unaudited.


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

Included in the net gains on marketable securities of $942,535 for the year ended June 30, 2001 are net unrealized gains of $213,878 and net realized gains of $728,657. Included in the net gains on marketable securities of $514,841 for the six months ended June 30, 2000 are net unrealized gains of $585,523 and net realized losses of $70,682.


NOTE 4 - INVESTMENT IN JUSTICE INVESTORS

Condensed financial statements for Justice Investors, a limited partnership, in which Portsmouth Square, Inc. has a 49.8% interest, are as follows:


                        CONDENSED BALANCE SHEETS

As of June 30,                                                   2001
                                                              ----------
Assets
Total current assets                                         $ 1,562,800
Property, plant and equipment, net of accumulated
  depreciation of $11,923,867                                  4,651,822
Loan fees and deferred lease costs, net of accumulated
  amortization of $194,758                                       115,656
                                                               ---------
Total assets                                                 $ 6,330,278
                                                              ==========

Liabilities and partners' equity
Total current liabilities                                    $    75,700
Partners' capital                                              6,254,578
                                                              ----------
Total liabilities and partner's capital                      $ 6,330,278
                                                              ==========



                     CONDENSED STATEMENTS OF OPERATIONS

For the years ended June 30,                      2001           2000
                                               ----------     ----------

Revenues                                      $ 8,759,508    $ 8,736,989
Costs and expenses                               (872,692)      (835,139)
                                               ----------     ----------
Net income                                    $ 7,886,816    $ 7,901,850
                                               ==========     ==========

NOTE 5 - DUE TO SECURITIES BROKER

Various securities brokers have advanced funds to the Company for the purchase of marketable securities under standard margin agreements.


NOTE 6 - INCOME TAXES

The provision for income taxes consists of the following:

                                       For the      For the 6       For the
                                     Year Ended   Months Ended    Year Ended
                                       June 30,     June 30,     December 31,
                                         2001         2000           1999
                                     ----------    ----------     ----------
  Federal
   Current                          $ 1,428,000   $   685,839    $   994,839
   Deferred                              27,697         9,607        211,555
                                     ----------    ----------     ----------
                                      1,455,697       695,446      1,206,394
                                     ----------    ----------     ----------

 State
   Current                              280,000       177,938        278,392
   Deferred                              20,002         2,462          5,866
                                     ----------    ----------     ----------
                                        300,002       180,400        284,258
                                     ----------    ----------     ----------
                                    $ 1,755,699   $   875,846    $ 1,490,652
                                     ==========    ==========     ==========


A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

                                      For the      For the 6       For the
                                     Year Ended   Months Ended    Year Ended
                                       June 30,     June 30,     December 31,
                                         2001         2000           1999
                                     ----------    ----------     ----------
  Statutory federal tax rate              34.0%         34.0%          34.0%
  State income taxes, net of
   federal tax benefit                     6.8           6.0            6.0
  Other                                   (0.1)         (1.1)           3.4
                                         ------        ------         ------
                                          40.7%         38.9%          43.4%
                                         ======        ======         ======


The components of the Company's deferred tax assets and (liabilities) as of June 30, 2001 are as follows:

  State income taxes                                $  95,305
  Unrealized gains on marketable securities          (366,405)
                                                     --------
  Net deferred tax liabilities                      $(271,100)
                                                     ========

NOTE 7   SEGMENT INFORMATION

The Company operates in two reportable segments, the operation of Justice Investors and the investment of its cash and securities assets. These two operating segments, as presented in the financial statements, reflect how management internally reviews each segment's performance. Management also makes operational and strategic decisions based on this same information.

Information below represents reported segments for the year ended June 30, 2001, the six months ended June 30, 2000, and the year ended December 31, 1999. Operating income from Justice Investors consist of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income(losses) for investment transactions consist of net investment gains(losses)and dividend and interest income.

Year ended                    Justice      Investment
June 30, 2001                Investors    Transactions     Other          Total
                            -----------   -----------   -----------   ------------
Operating income            $ 3,927,635   $ 1,169,253   $         -   $  5,096,888
Operating expenses                    -      (381,813)            -       (381,813)
                            -----------   -----------   -----------   ------------
Net operating
 Income                       3,927,635       787,440            -       4,715,075
                            -----------   -----------   -----------   ------------
General and administrative
  expenses                            -             -      (458,575)      (458,575)
Other income                          -             -        55,442         55,442
Income tax expense                    -             -    (1,755,699)    (1,755,699)
                            -----------   -----------   -----------   ------------
Net income(losses)          $ 3,927,635   $   787,440   $(2,158,832)  $  2,556,243
                            ===========   ===========   ===========   ============
Total Assets                $ 2,589,231   $ 8,999,028   $   232,756   $ 11,821,015
                            ===========   ===========   ===========   ============


Six months ended              Justice      Investment
June 30, 2000                Investors    Transactions     Other          Total
                            -----------   -----------   -----------   ------------
Operating income            $ 2,001,018   $   598,811   $         -   $  2,599,829
Operating expenses                    -      (122,977)            -       (122,977)
                            -----------   -----------   -----------   ------------
Net operating
 Income                       2,001,018       475,834            -       2,476,852
                            -----------   -----------   -----------   ------------
General and administrative
  expenses                            -             -      (256,934)      (256,934)
Other income                          -             -        29,734         29,734
Income tax expense                    -             -      (875,846)      (875,846)
                            -----------   -----------   -----------   ------------
Net income(losses)          $ 2,001,018   $   475,834   $(1,103,046)  $  1,373,806
                            ===========   ===========   ===========   ============
Total Assets                $ 3,053,956   $ 8,318,390   $   216,252   $ 11,588,598
                            ===========   ===========   ===========   ============


                                                              Page 20 of 36

Year ended                    Justice      Investment
December 31, 1999            Investors    Transactions     Other          Total
                            -----------   -----------   -----------   ------------
Operating income            $ 3,459,786   $   515,933   $         -   $  3,975,719
Operating expenses                    -       (70,699)            -        (70,699)
                            -----------   -----------   -----------   ------------
Net operating
 Income                       3,459,786       445,234            -       3,905,020
                            -----------   -----------   -----------   ------------
General and administrative
  expenses                            -             -      (504,026)      (504,026)
Other income                          -             -        30,000         30,000
Income tax expense                    -             -    (1,490,652)    (1,490,652)
                            -----------   -----------   -----------   ------------
Net income(losses)          $ 3,459,786   $   445,234   $(1,964,678)  $  1,940,342
                            ===========   ===========   ===========   ============
Total Assets                $ 2,307,898   $ 5,631,138   $   236,507   $  8,175,543
                            ===========   ===========   ===========   ============



NOTE 8 - RELATED PARTY TRANSACTIONS

Certain shared costs and expenses, primarily administrative salaries, rent and insurance are allocated among the Company, the Company's parent, Santa Fe Financial Corporation ("Santa Fe"), and The InterGroup Corporation ("InterGroup"), parent of Santa Fe, based on management's estimate of the pro rata utilization of resources. For the year ended June 30, 2001, six months ended June 30, 2000, and year ended December 31, 1999, these expenses were approximately $106,864, $56,485, and $85,300, respectively. Four of the Company's Directors serve as directors of InterGroup and three of the Company's Directors serve on the Board of Santa Fe.

As Chairman of the Securities Investment Committee, the Company's President and Chief Executive Officer, John V. Winfield, oversees the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of Santa Fe and InterGroup and oversees the investment activity of those companies. Depending on certain market conditions and various risk factors, the Chief Executive Officer, his family, Santa Fe and InterGroup may, at times, invest in the same companies in which the Company invests. The Company encourages such investments because it places personal resources of the Chief Executive Officer and his family members, and the resources of Santa Fe and InterGroup, at risk in connection with investment decisions made on behalf of the Company. On June 28, 2001, the Company, Santa Fe and InterGroup entered into an agreement with an investment advisory company, which management believes will increase efficiencies in the management of its securities investments.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. In addition, the Company utilizes margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management.


                                                                Page 21 of 36
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


                              PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2001:


                                 Present
                                 Position           Director
     Name              Age    With the Company        Since      Term to Expire
------------------------------------------------------------------------------------

John V. Winfield      54      Chairman, President     1996       2001 Annual Meeting
                              and Chief Executive
                              Officer (1)

Jerold R. Babin       69      Director                1996       2001 Annual Meeting

Josef A. Grunwald     53      Director                1996       2001 Annual Meeting

John C. Love          61      Director (1)(2)         1998       2001 Annual Meeting

William J. Nance      57      Director (1)(2)         1996       2001 Annual Meeting

Michael G. Zybala     49      Vice President,
                              Secretary, Treasurer
                              and General Counsel     N/A         N/A

(1)  Member of Securities Investment Committee
(2)  Member of Audit Committee


BUSINESS EXPERIENCE:

The principal occupation and business experience during the last five years for each of the Directors and Executive Officers of the Company are as follows:

John V. Winfield - Mr. Winfield was first elected to the Board in May of 1996 and currently serves as the Company's Chairman of the Board, President and Chief Executive Officer. Mr. Winfield is also Chairman of the Board, President and Chief Executive Officer of Portsmouth's parent company Santa Fe Financial Corporation, having held those positions since April 1996. Mr. Winfield is Chairman of the Board, President and Chief Executive Officer of The InterGroup Corporation, a public company, and has held those positions since 1987. Mr. Winfield is also Chairman of the Board of Healthy Planet Products, Inc., a public company ("HPP"), having first been appointed as a Director in September 1997 and elected Chairman on August 5, 1998. Mr. Winfield also serves as Chairman of the Board of Etz Lavud, Ltd. a public company.

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

                                                               Page 23 of 36
Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2001 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.


Item 10.   Executive Compensation

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Chief Executive Officer and any other qualifying Executive Officers and employees who earned more than $100,000 for all services rendered to the Company during the three most recent fiscal years.


                           SUMMARY COMPENSATION TABLE

                                         Annual Compensation
                              --------------------------------------------
                                                           Other Annual
Name and Principal Position    Year    Salary     Bonus    Compensation (1)
---------------------------    ----    ------     -----    ----------------

John V. Winfield               2001    $90,000     $ 0        $6,000
Chairman, President and        2000    $90,000     $ 0        $6,000
Chief Executive Officer        1999    $63,907     $ 0        $6,000

-----------------------

(1) Amounts shown reflect regular Directors fees. During fiscal years 2001, 2000 and 1999, the Company also paid annual premiums of $16,000 for a split dollar whole life insurance policy, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 21, 2001, certain information with respect to the beneficial ownership of Common Stock owned by (i) those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock, (ii) each Director and Executive Officer, and (iii) all Directors and Executive Officers as a group.

Name and Address of                 Amount and Nature            Percent of
Beneficial Owner                   of Beneficial Owner(1)         Class (2)
-------------------                -------------------           ----------

John V. Winfield                              0                         *
820 Moraga Drive
Los Angeles, CA 90049

Jerold R. Babin                          48,345(3)                  6.58%
4 Embarcadero Center
Suite 2400
San Francisco, CA 94111

Josef A. Grunwald                             0                         *
820 Moraga Drive
Los Angeles, CA 90049

John C. Love                                  0                         *
820 Moraga Drive
Los Angeles, CA 90049

William J. Nance                              0                         *
820 Moraga Drive
Los Angeles, CA 90049

Michael G. Zybala                             0                         *
820 Moraga Drive
Los Angeles, CA 90049

Santa Fe Financial Corporation          505,142(4)                  68.88%
820 Moraga Drive
Los Angeles, CA 90049

All of the above as a group             553,387                     75.37%
---------------------------
* Ownership does not exceed 1%

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated based of 734,183 shares of Common Stock issued and outstanding as of September 21, 2001.

(3) Jerold R. Babin claims sole voting power over the 48,345 shares identified herein, of which he has sole dispositive power over 9,667 held in his retirement account. He claims shared dispositive power with his wife over the 38,478 shares which they hold as trustees of a family trust.

(4) Santa Fe Financial Corporation is the record and beneficial owner of 505,142 shares of the Common Shares of Portsmouth. As directors of Santa Fe, Messrs. Winfield, Nance and Love have the power to direct the vote of the shares of Portsmouth owned by Santa Fe.

Security Ownership of Management in Parent Corporation

John V. Winfield is the beneficial owner of 49,400 shares of the common stock of Portsmouth's parent corporation, Santa Fe. The InterGroup Corporation is the beneficial owner of 568,996 shares of common stock and 63,600 shares of convertible, voting preferred stock of Santa Fe. Pursuant to a Voting Trust Agreement dated June 30, 1998, InterGroup also has the power to vote the 49,400 shares of common stock owned by Mr. Winfield giving it a total of 681,996 voting shares, which represents 54.9% of the voting power of Santa Fe. As President, Chairman of the Board and a 52.8% shareholder of InterGroup, Mr. Winfield has voting and dispositive power over the shares owned of record and beneficially by InterGroup. No other director or executive officer of Portsmouth has a beneficial interest in Santa Fe's shares.


Item 12. Certain Relationships and Related Transactions

As of September 15, 2001, Santa Fe owned 68.8% of the common stock of Portsmouth, and InterGroup and John V. Winfield, in the aggregate, owned approximately 54.9% of the voting stock of Santa Fe. Certain costs and expenses, primarily salaries, rent and insurance, are allocated between the Company, Santa Fe, and InterGroup based on management's estimate of the utilization of resources. Effective June 30, 1998, certain accounting and administrative functions of the Company and its subsidiaries, were transferred to the Los Angeles, California offices of InterGroup. During the fiscal years ended June 30, 2001 and 2000, the Company made payments to InterGroup in the total amount of approximately $107,000 and $99,000, respectively, for administrative costs and reimbursement of direct and indirect costs associated with the management of the Company and its investments, including the partnership asset. During fiscal 2001 and 2000, the Company also paid annual consulting fees to an officer of InterGroup in the amount of $88,200.

As Chairman of the Securities Investment Committee, the Company's President and Chief Executive officer, John V. Winfield, oversees the investment activity of the Company in public and private markets pursuant to authority
granted by the Board of Directors.   Mr. Winfield also serves as Chief
Executive Officer of Santa Fe and InterGroup and oversees the investment activity of those companies. Depending on certain market conditions and various risk factors, the Chief Executive Officer, his family, Santa Fe and InterGroup may, at times, invest in the same companies in which the Company invests. The Company encourages such investments because it places personal resources of the Chief Executive Officer and his family members, and the resources of Santa Fe and InterGroup, at risk in connection with investment decisions made on behalf of the Company. Effective March 5, 2001, the Company implemented certain procedures and investment strategies, which management believes will decrease the potential for risk and increase efficiencies in the management of its securities investments. On June 28, 2001, the Company, Santa Fe and InterGroup entered into an agreement with an investment advisory company to manage their securities investments.

In December 1998, the Board of Directors authorized the Company to obtain whole life insurance and split dollar insurance policies covering the Company's President and Chief Executive Officer, Mr. Winfield. During fiscal 2001 and 2000, the Company paid annual premiums of $16,000 for the split dollar whole life insurance policy, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

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


(b) Reports on Form 8-K
    ---------------

Registrant filed no reports on Form 8-K during the last quarter of the period covered by this Report.

(c) Financial Statements and Schedules Required by Regulation S-X

The following financial statements of Justice Investors are included in
Item 13:
                                                              PAGE
                                                              ----

Independent Auditor's Report                                    29

Balance Sheets -- December 31, 2000 and 1999                    30

Statements of Income and Partners' Capital - Years              31
  Ended December 31, 2000 and 1999

Statements of Cash Flows -- Years Ended                         32
  December 31, 2000 and 1999

Notes to Financial Statements -- December 31, 2000 and 1999     33


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                           BURR, PILGER & MAYER LLP
                          ACCOUNTANTS AND CONSULTANTS

                       600 CALIFORNIA STREET, SUITE 1300
                           SAN FRANCISCO, CA 94108
                             TEL (415) 421-5757
                             FAX (415) 288-6288



                        Independent Auditors' Report
                        ----------------------------

To the Partners
Justice Investors
San Francisco, California

We have audited the accompanying balance sheet of Justice Investors (a limited partnership) as of December 31, 2000, and the related statements of income and partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Justice Investors as of December 31, 1999 were audited by other auditors, whose report dated January 28, 2000 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Justice Investors (a limited partnership) as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.






San Francisco, California
January 19, 2001

                           JUSTICE INVESTORS
                        (A LIMITED PARTNERSHIP)

                             BALANCE SHEETS

                       December 31, 2000 and 1999
                       --------------------------
                                                       2000           1999
                                                       ----           ----
                                   ASSETS
                                   ------
Current assets
  Cash                                             $        -     $   15,453
  Rents receivable                                  2,804,594      2,198,898
  Prepaid expenses                                      5,106          5,221
                                                    ---------      ---------
       Total current assets                         2,809,700      2,219,572
                                                    ---------      ---------
Fixed assets
  Office equipment (net of accumulated
    depreciation of $5,553 in 2000 and
    $4,757 in 1999)                                         -            796
  Building and improvements (net of accumulated
    depreciation of $11,740,344 in 2000 and
    $11,369,228 in 1999)                            3,705,658      4,076,774
  Land                                              1,124,128      1,124,128
                                                    ---------      ---------
      Total fixed assets                            4,829,786      5,201,698
                                                    ---------      ---------
Other assets
 Loan fees (net of accumulated amortization
   of $170,006 in 2000 and $140,440 in 1999)          118,251        147,817
 Deferred lease costs (net of accumulated
   amortization of $9,231 in 2000 and
   $7,016 in 1999)                                     12,924         15,140
                                                    ---------      ---------
      Total other assets                              131,175        162,957
                                                    ---------      ---------
      Total assets                                 $7,770,661     $7,584,227
                                                    =========      =========

                    LIABILITIES AND PARTNERS' CAPITAL
                    ---------------------------------

Current liabilities
  Trade accounts payable and accrued expenses      $  104,393     $   45,520
  Rents received in advance                                 -        206,250
  Accrued interest                                     13,391          9,292
                                                    ---------      ---------
      Total current liabilities                       117,784        261,062
Long-term liabilities
  Notes payable                                     2,400,000      1,591,547
                                                    ---------      ---------
      Total liabilities                             2,517,784      1,852,609
                                                    ---------      ---------
Commitment - Lease commission
Partners' capital                                   5,252,877      5,731,618
                                                    ---------      ---------
       Total liabilities and partners' capital     $7,770,661     $7,584,227
                                                    =========      =========

The accompanying notes are an integral part of these financial statements.


                           JUSTICE INVESTORS
                         (A LIMITED PARTNERSHIP)

                STATEMENTS OF INCOME AND PARTNERS' CAPITAL

                  Years Ended December 31, 2000 and 1999
                  --------------------------------------

                                                       2000           1999
                                                       ----           ----

Revenues
  Rental income
    Hotel                                           $7,684,770    $6,368,921
    Garage                                           1,478,668     1,379,523
    Other                                                2,400         2,400
                                                     ---------     ---------
      Total rental income                            9,165,838     7,750,844
    Interest income                                     27,883         4,893
    Miscellaneous income                                     -        35,665
                                                     ---------     ---------
      Total revenues                                 9,193,721     7,791,402
                                                     ---------     ---------

Expenses
  Interest                                              26,391        52,187
  Depreciation and amortization                        403,693       405,184
  Lease commission                                      76,848        63,690
  Property taxes                                        41,899        41,627
  General and administrative
    Administrative expenses                            150,000       150,000
    Accounting fees                                      4,886         8,348
    Audit and tax preparation                           45,888        43,435
    Business taxes                                      27,029        23,223
    Bank charges                                         9,379         8,634
    Consultants                                          9,940         1,050
    Franchise taxes                                        800           800
    Insurance expense                                   40,880        40,374
    Legal fees                                          12,440         4,758
    Office expense and miscellaneous                     2,387           729
                                                     ---------     ---------
      Total expenses                                   852,460       844,039
                                                     ---------     ---------

Net income                                           8,341,261     6,947,363
Partners' capital at beginning of
  year                                               5,731,618     4,804,265
Less distributions to partners                      (8,820,002)   (6,020,010)
                                                     ---------     ---------
Partners' capital at end of year                    $5,252,877    $5,731,618
                                                     =========     =========

The accompanying notes are in integral part of these financial statements.

                                JUSTICE INVESTORS
                              (A LIMITED PARTNERSHIP)
                              -----------------------

                             Statements of Cash Flows
                  for the years ended December 31, 2000 and 1999




                                                       2000           1999
                                                       ----           ----
Cash flows from operating activities:
  Net income                                        $8,341,261    $6,947,363
  Adjustments to reconcile net income to
   net cash provided by operating
    activities-depreciation and amortization           403,693       405,184
  Changes in operating assets and liabilities:
   Increase in rents receivable                       (605,696)     (510,645)
   Decrease (increase) in prepaid expenses                 115          (335)
   Decrease in trade accounts payable and
    accrued expenses                                    58,874        (5,019)
   (Decrease) increase in rents received in advance   (206,250)      206,050
   Increase in interest payable                          4,099         2,739
                                                     ---------     ---------
     Net cash provided by operating activities       7,996,096     7,045,337
                                                     ---------     ---------

Net cash flows from financing activities:
  Distributions to partners                         (8,820,002)   (6,020,010)
  Net proceeds (payments) on long-term debt            808,453    (1,013,139)
                                                     ---------     ---------

       Net cash used in financing activities        (8,011,549)   (7,033,149)
                                                     ---------     ---------

       Net (decrease) increase in cash
        and cash equivalents                           (15,453)       12,188

Cash and cash equivalents at beginning of year          15,453         3,265
                                                     ---------     ---------

Cash and cash equivalents at end of year            $        -    $   15,453
                                                     =========     =========
Supplemental disclosures of cash flows
 information-cash paid during the year
  for interest                                      $   22,292    $   49,448
                                                     =========     =========

The accompanying notes are in integral part of these financial statements.

                            JUSTICE INVESTORS
                             (A LIMITED PARTNERSHIP)
                              ---------------------

                          Notes to Financial Statements

Significant Accounting Policies
-------------------------------

Organization
------------
Justice Investors, a Limited Partnership (the Partnership), was formed in 1967 to acquire real property in San Francisco, California, for the development and lease of hotel and related facilities. The leases became effective during 1970 upon completion of the hotel and parking garage. The lease of the hotel provides for the Partnership to receive certain percentages of hotel revenue, as defined, to December 31, 2004, with a five-year renewal option. The parking garage lease provides for payments of certain percentages of parking receipts to November 30, 2010.

Rents Receivable
----------------
Management believes that all rents receivable are fully collectible. Therefore, no allowance for doubtful accounts was recorded as of December 31, 2000.

Property and Equipment
----------------------
Property and equipment are stated at cost. Depreciation on the hotel facilities is computed using the straight line method over a useful life of 40 years. Building improvements are being depreciated on a straight line basis over their useful lives ranging from 5 to 39 years. Office equipment is being depreciated using the 150% declining balance method with a useful life of 5 years.

Loan Fees and Deferred Lease Costs
----------------------------------
Loan fees are stated at cost and amortized using the straight line method over 10 years. Deferred lease costs are stated at cost and amortized using the straight line method over 15 years.

Trade Accounts Payable
----------------------
The Partnership's banking system provides for the daily replenishment of bank accounts from the line of credit as checks are presented. Accordingly, included in trade accounts payable at December 31, 2000 is $59,254, representing the excess of outstanding checks over cash on deposit at the bank upon which the checks were drawn.

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

                               JUSTICE INVESTORS
                             (A LIMITED PARTNERSHIP)
                              ---------------------

                         Notes to Financial Statements

Significant Accounting Policies (continued)
-------------------------------------------

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

LONG-TERM DEBT
--------------
The Partnership has a revolving reducing line of credit agreement with a bank that is collateralized by the first deed of trust on the hotel land and property and the Partnership's interest in the hotel and garage leases. Balances accrue interest at either prime rate per annum or at LIBOR plus 2% per annum to a capped rate of 9.5% on balances up to $4,000,000. The outstanding balances under the agreement at December 31, 2000 and 1999 were $2,400,000 and $1,592,547, respectively. The balances were accruing interest at LIBOR plus 2% or 8.625% at December 31, 2000. The line of credit matures on December 31, 2004.

Under the terms of the agreement, the line of credit is subject to a declining maximum credit limit as follows:

    2000                                       $ 6,182,662
    2001                                         5,281,736
    2002                                         5,419,302
    2003                                         4,970,590
    2004                                         4,470,275


Minimum Future Rentals
----------------------
Minimum future rentals to be received under non-cancelable leases as of December 31, 2000 for each of the next five years and in the aggregate are:

                                  Hotel          Garage       Total
                                  -----          ------       -----

    2001                      $  2,500,000   $   261,000   $  2,761,000
    2002                         2,500,000       261,000      2,761,000
    2003                         2,500,000       261,000      2,761,000
    2004                         2,500,000       261,000      2,761,000
    2005                                 -       261,000        261,000
    Subsequent to 2005                   -     1,283,250      1,283,250
                                ----------     ---------     ----------
                              $ 10,000,000   $ 2,588,250   $ 12,588,250
                                ==========     =========     ==========

                             JUSTICE INVESTORS
                             (A LIMITED PARTNERSHIP)
                              ---------------------

                         Notes to Financial Statements

LONG-TERM DEBT (continued)
--------------------------

Commitment - Lease Commission
-----------------------------
The Partnership is obligated to pay a lease commission of 1 % of rentals received to December 31, 2004 plus Holiday Inn lease extension, if any, to December 31, 2010.

Related Party Transactions
--------------------------
Expenses were incurred for services rendered by related parties as follows:

                                                       2000           1999
                                                       ----           ----

  General partners                                  $  150,000   $   150,000
  Legal services                                        12,440         4,758
                                                     ---------    ----------
                                                    $  162,440   $   154,758
                                                     =========    ==========

The garage lessee, the managing general partner, paid the Partnership $1,478,668 and $1,379,523 during 2000 and 1999, respectively, under the terms of the rental agreement. Rents receivable from the garage lessee at December 31, 2000 and 1999 were $117,510 and $108,478, respectively. Accounts payable to general partners at December 31, 2000 and 1999 were $30,000.


Concentration of Credit Risk
----------------------------

Revenue and Receivables
-----------------------
The Partnership earns rental revenues under two leases. Rents receivable at December 31, 2000 and 1999 consist of the amounts due under the leases as follows:

                                                       2000           1999
                                                       ----           ----

  Hotel receivable                                $  2,687,084  $  2,090,420
  Garage receivable                                    117,510       108,478
                                                   -----------   -----------
                                                  $  2,804,594  $  2,198,898
                                                   ===========   ===========

                                SIGNATURES
                                ----------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  PORTSMOUTH SQUARE, INC.
                                                        (Registrant)

Date: September 28, 2001                      by /s/ John V. Winfield
      ------------------                         ---------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer

Date: September 28, 2001                      by /s/ Michael G. Zybala
      ------------------                         ---------------------------
                                                 Michael G. Zybala,
                                                 Vice President, Secretary
                                                 and Treasurer

Date: September 28, 2001                      by /s/ Randy Du
      ------------------                         --------------------------
                                                 Randy Du
                                                 Controller
                                                (Principal Accounting Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: September 28, 2001              /s/ John V. Winfield
      ------------------              ---------------------------------------
                                      John V. Winfield, Chairman of the Board,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

Date: September 28, 2001              /s/ Jerold R. Babin
      ------------------              ---------------------------------------
                                      Jerold R. Babin,
                                      Director


Date: September 28, 2001              /s/ Josef A. Grunwald
      ------------------              ---------------------------------------
                                      Josef A. Grunwald,
                                      Director

Date: September 28, 2001              /s/ John C. Love
      ------------------              ---------------------------------------
                                      John C. Love
                                      Director


Date: September 28, 2001              /s/ William J. Nance
      ------------------              ---------------------------------------
                                      William J. Nance,
                                      Director