Form 10QSB
period 2001-09-30
PORTSMOUTH SQUARE INC
filed 2001-11-14
CIK 79661

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                               FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 2001

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

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 734,183 shares of issuer's No Par Value Common Stock were outstanding as of November 9, 2001.

   Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                     INDEX

                             PORTSMOUTH SQUARE, INC.


PART I. FINANCIAL INFORMATION                                       PAGE NO

Item 1. Financial Statements

  Balance Sheet - September 30, 2001 (Unaudited)                        3

  Statements of Income (Unaudited)- Three Months ended
    September 30, 2001 and September 30, 2000                           4

  Statements of Cash Flows (Unaudited)- Three Months ended
    September 30, 2001 and September 30, 2000                           5

  Notes to Financial Statements                                         6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            10

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                               12

SIGNATURES                                                             13

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             PORTSMOUTH SQUARE, INC.
                                 BALANCE SHEET
                                  (Unaudited)
As of September 30,                                          2001
                                                          ----------

Assets

  Cash and cash equivalents                              $ 1,916,094
  Investment in marketable securities                      3,897,785
  Investment in Justice Investors                          3,050,151
  Other investments                                          100,000
  Other assets                                               598,556
                                                          ----------
Total assets                                             $ 9,562,586
                                                          ==========

Liabilities and Shareholders' Equity

Liabilities
  Obligations for securities sold                        $   988,440
  Accounts payable and other liabilities                     788,981
                                                          ----------
Total liabilities                                          1,777,421
                                                          ----------
Commitments and contingencies

Shareholders' equity:
  Common stock, no par value:
    Authorized shares - 750,000
    Issued and outstanding shares - 734,183                2,092,300
  Additional paid-in capital                                 915,676
  Retained earnings                                        4,777,189
                                                          ----------

Total shareholders' equity                                 7,785,165
                                                          ----------

Total liabilities and shareholders' equity               $ 9,562,586
                                                          ==========


See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                 (Unaudited)


For the three months ended September 30,             2001           2000
                                                  ----------     ----------
Revenues
  Equity in net income of Justice
   Investors                                     $ 1,088,400    $ 1,205,632
  Net (losses)gains on marketable securities      (2,094,977)       419,888
  Dividend and interest income                        21,317         68,845
  Other income                                        13,102         15,197
                                                  ----------     ----------
                                                    (972,158)     1,709,562
                                                  ----------     ----------

Cost and expenses
  General and administrative                        (109,139)      (112,927)
  Margin interest, trading and
   management expenses                               (57,111)       (78,034)
                                                  ----------     ----------
                                                    (166,250)      (190,961)
                                                  ----------     ----------

Income(loss) before income taxes                  (1,138,408)     1,518,601

Provision for income tax benefit(expense)            503,650       (569,699)
                                                  ----------     ----------
Net (loss)income                                 $  (634,758)   $   948,902
                                                  ==========     ==========

Basic (loss)earnings per share                   $     (0.86)   $      1.29
                                                  ==========     ==========

Weighted average number of
  shares outstanding                                 734,183        734,183
                                                  ==========     ==========


See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)


For the three months ended September 30,             2001           2000
                                                  ----------     ----------
Cash flows from operating activities:
  Net (loss)income                               $  (634,758)   $   948,902
  Adjustments to reconcile net (loss)income
   to net cash used in operating activities:
    Equity in net income of Justice Investors     (1,088,400)    (1,205,632)
    Net unrealized losses(gains) on marketable
     securities                                    2,039,887       (448,059)
    Changes in assets and liabilities:
      Investment in marketable securities          2,961,356        283,677
      Other assets                                  (474,670)       138,709
      Accounts payable and accrued expenses         (404,324)       391,866
      Due to securities broker                      (438,043)    (1,509,002)
      Obligations for securities sold               (597,758)     1,248,714
                                                  ----------     ----------
  Net cash provided by (used in)
   operating activities                            1,363,290       (150,825)
                                                  ----------     ----------

Cash flows from investing activities:
  Cash distributions from Justice Investors          627,480        627,480
                                                  ----------     ----------
  Net cash provided by investing activities          627,480        627,480
                                                  ----------     ----------

Cash flows from financing activities:
  Dividends paid                                    (183,546)      (183,546)
                                                  ----------     ----------
  Net cash used in financing activities             (183,546)      (183,546)
                                                  ----------     ----------
Net increase in cash and cash equivalents          1,807,224        293,109

Cash and cash equivalents at the beginning
 of the period                                       108,870         36,366
                                                  ----------     ----------
Cash and cash equivalents at the end of the
 period                                          $ 1,916,094    $   329,475
                                                  ==========     ==========


See accompanying notes to financial statements.

                      PORTSMOUTH SQUARE, INC.

                   NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation and Significant Accounting Policies
    ---------------------------------------------------------

The financial statements included herein have been prepared by Portsmouth Square, Inc. ("Portsmouth" or the "Company"), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated.

Certain reclassifications have been made to the financial statements as of September 30, 2000 and for the three months then ended to conform to the financial statements as of and for the three months ended September 30, 2001 presentation.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the year ended June 30, 2001.

The results of operations for the three months ended September 30, 2001 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2002.


2.  Investment in Justice Investors
    -------------------------------

The Company's principal source of revenue is derived from its 49.8% interest in Justice Investors, a California limited partnership ("Justice Investors"), in which the Company serves as one of the two general partners. The other general partner, Evon Garage Corporation ("Evon"), serves as the managing general partner. As a general and limited partner, Portsmouth has significant control over the management and operation of the assets of Justice Investors. All significant partnership decisions require the active participation and approval of both general partners. The Company and Evon jointly consult and determine the amount of partnership reserves and the amount of cash to be distributed to the limited partners.

The partnership derives most of its income from a lease of its San Francisco, California hotel property to Felcor Lodging Trust, Inc. ("Felcor") and from a lease of the garage portion of the property to Evon. As a general partner, the Company has become more active in monitoring and overseeing the operations of the hotel and parking garage. The Company also derives revenue from management fees for actively managing the hotel. Investment in Justice Investors is recorded on the equity basis.

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

Condensed financial statements for Justice Investors are as follows:


                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

As of September 30,                                            2001
                                                            ----------
Assets
Total current assets                                       $ 2,526,634
Property, plant and equipment, net of
  accumulated depreciation of $12,012,843                    4,562,841
Loan fees and deferred lease costs,
  net of accumulated amortization of $202,518                  107,894
                                                            ----------
    Total assets                                           $ 7,197,369
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $    17,249
Partners' capital                                            7,180,120
                                                            ----------
    Total liabilities and partners' capital                $ 7,197,369
                                                            ==========


                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30,       2001            2000
                                            ----------      ----------
Revenues                                   $ 2,384,501     $ 2,627,850
Costs and expenses                            (198,959)       (206,903)
                                            ----------      ----------
Net income                                 $ 2,185,542     $ 2,420,947
                                            ==========      ==========


3.  Investment in Marketable Securities
-----------------------------------

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net unrealized gains or losses included in earnings. Included in the net losses on marketable securities of $2,094,977 for the three months ended September 30, 2001 are net unrealized losses of $2,039,887 and net realized losses of $55,090. Included in the net gains on marketable securities of $419,888 for the three months ended September 30, 2000 are net unrealized gains of $448,059 and net realized losses of $28,171.


4.  Segment Information

The Company operates in two reportable segments, the operation of Justice Investors and the investment of its cash and securities assets. These two operating segments, as presented in the financial statements, reflect how management internally reviews each segment's performance. Management also makes operational and strategic decisions based on this same information.

Information below represents reporting segments for the three months ended September 30, 2001 and the three months ended September 30, 2000. Operating income from Justice Investors consists of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income(losses) for investment transactions consist of net investment gains(losses)and dividend and interest income.



Three months ended            Justice      Investment
September 30, 2001           Investors    Transactions     Other          Total
                            -----------   -----------   -----------   ------------
Operating income(loss)      $ 1,088,400   $(2,073,660)  $         -   $   (985,260)
Operating expenses                    -       (57,111)            -        (57,111)
                            -----------   -----------   -----------   ------------
Net operating
 Income(loss)                 1,088,400    (2,130,771)            -     (1,042,371)
                            -----------   -----------   -----------   ------------
General and administrative
  expenses                            -             -      (109,139)      (109,139)
Other income                          -             -        13,102         13,102
Income tax benefit                    -             -       503,650        503,650
                            -----------   -----------   -----------   ------------
Net income(loss)            $ 1,088,400   $(2,130,771)  $   407,613   $   (634,758)
                            ===========   ===========   ===========   ============
Total Assets                $ 3,050,151   $ 3,997,785   $ 2,514,650   $  9,562,586
                            ===========   ===========   ===========   ============

Three months ended            Justice      Investment
September 30, 2000           Investors    Transactions     Other          Total
                            -----------   -----------   -----------   ------------
Operating income            $ 1,205,632   $   488,733   $         -   $  1,694,365
Operating expenses                    -       (78,034)            -        (78,034)
                            -----------   -----------   -----------   ------------
Net operating
 Income                       1,205,632       410,699            -       1,616,331
                            -----------   -----------   -----------   ------------
General and administrative
  expenses                            -             -      (112,927)      (112,927)
Other income                          -             -        15,197         15,197
Income tax expense                    -             -      (569,699)      (569,699)
                            -----------   -----------   -----------   ------------
Net income(loss)            $ 1,205,632   $   410,699   $  (667,429)  $    948,902
                            ===========   ===========   ===========   ============
Total Assets                $ 3,632,108   $ 8,482,772   $   370,652   $ 12,485,532
                            ===========   ===========   ===========   ============

5.  Related Party Transactions
    --------------------------

Certain shared costs and expenses, primarily administrative salaries, rent and insurance are allocated among the Company, the Company's parent, Santa Fe Financial Corporation ("Santa Fe"), and The InterGroup Corporation ("InterGroup"), parent of Santa Fe, based on management's estimate of the pro rata utilization of resources. For the three months ended September 30, 2001, these expenses were approximately $31,059. Four of the Company's Directors serve as directors of InterGroup and three of the Company's Directors serve on the Board of Santa Fe.

John V. Winfield serves as Chief Executive Officer and Chairman of the Company, Santa Fe, and InterGroup. Depending on certain market conditions and various risk factors, the Chief Executive Officer, his family, Santa Fe and InterGroup may, at times, invest in the same companies in which the Company invests. The Company encourages such investments because it places personal resources of the Chief Executive Officer and his family members, and the resources of Santa Fe and InterGroup, at risk in connection with investment decisions made on behalf of the Company. On June 28, 2001, the Company, Santa Fe and InterGroup entered into an agreement with an investment advisory company for the management of its securities investments.


6.  Subsequent Events
    -----------------

On November 7, 2001, the Securities Investment Committee of the Board of Directors elected to terminate the Company's agreement with the investment advisory company. Effective November 8, 2001, the Company resumed management of its securities portfolio.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, such as the impact of terrorism and war on the national and international economies, including tourism and securities markets, general economic conditions of the hotel industry in the San Francisco area, partnership distributions, securities markets, litigation and other factors, including natural disasters, and those discussed below in the Company's Form 10-KSB for the year ended June 30, 2001, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

The Company's principal sources of revenue continue to be derived from its 49.8% interest in the Justice Investors limited partnership and income received from the investment of its cash and securities assets. The partnership derives most of its income from a lease of its hotel property to Felcor and from a lease of the garage portion of the property to Evon. The Company also derives revenue from management fees for actively managing the hotel.


Three Months Ended September 30, 2001 Compared to Three Months
Ended September 30, 2000

The Company had net losses of $634,758 for the three months ended September 30, 2001 as compared to net income of $948,902 for the three months ended September 30, 2000. This was primarily due to the change in net gains(losses) on marketable securities to net losses from net gains, the decrease in net equity income of Justice Investors, and the decrease in dividend and interest income. These were partially offset by decrease in margin interest and trading expenses.

On June 28, 2001, the Company, Santa Fe, and InterGroup entered into an agreement with an investment advisory company, which assumed responsibility for the performance of the investment portfolios of the Company, Santa Fe, and InterGroup as of March 5, 2001. Net gains(losses) on marketable securities changed to net losses of $2,094,977 for the three months ended September 30, 2001 from net gains of $419,888 for the three months ended September 30, 2000. This was due to the significant decline in the market value of the Company's investment portfolio during the current quarter. Like many others, the Company's investment portfolio was significantly affected by the impact that the terrorist attacks of September 11, 2001 have had on the national and global economies including securities markets. On November 7, 2001, the Securities Investment Committee of the Board of Directors elected to terminate its agreement with the investment advisory company and the Company resumed management of the Company's securities investments as of November 8, 2001.

For the three months ended September 30, 2001, the Company had net unrealized losses of $2,039,887 and net realized losses of $55,090. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

The decrease in equity in net income of Justice Investors to $1,088,400 from $1,205,632 was primarily attributable to a 32% decrease in the total hotel and garage revenue. This was primarily due to the decrease in occupancy of the hotel during the current quarter as a result of a slow down in the economy and the impact that the terrorist attacks of September 11, 2001 have had on tourism and the hospitality industry. The decrease in hotel revenue was partially offset by an increase in other income of approximately $600,000 to Justice Investors as a result of an arbitration settlement payment from the hotel Lessee during the current quarter.

Dividend and interest income decreased to $21,317 from $68,845 as a result of the management investing in less income yielding securities.

Margin interest, trading and management expenses decreased to $57,111 from $78,034, which was primarily due to the maintenance of lower average daily margin balances during the current quarter. Margin interest expense decreased to $25,140 for the three months ended September 30, 2001 from $64,063 for the three months ended September 30, 2000.

Income taxes changed to tax benefit of $503,650 from tax expense of $569,699, due to the net loss produced in the current quarter.


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

As a result of increases in the amount of rental income from the hotel lease, and lower interest expenses due to the reduction in notes payable, the general partners of Justice Investors decided to increase the monthly distribution to limited partners effective with the September 1999 distribution. As a result, Portsmouth's monthly distribution increased to $209,160 from $139,440. The increase in monthly distributions can be characterized as special distributions and, at any time, unforeseen circumstances could dictate a change in the amount distributed. The general partners will continue to conduct an annual review and analysis to determine an appropriate monthly distribution for the ensuing year. At that time, the monthly distribution could be increased or decreased. For the three months ended September 30, 2001, the Company received cash distributions of $627,480 from Justice Investors.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the statement of income. Effective March 5, 2001, the Company implemented certain procedures and investment strategies, such as reducing the amounts due to securities broker.

The events of September 11, 2001, had a dramatic impact on the domestic and global economies, including the tourism and hospitality industry, and also resulted in a significant decline in securities markets. Although the Company has suffered significant decline in revenues as a result of those events, management believes that the net cash flow generated from future operating activities and its capital resources will be adequate to meet its current and future obligations.


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


                                               PORTSMOUTH SQUARE, INC.
                                                     (Registrant)


Date: November 9, 2001                     by /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: November 9, 2001                     by /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala,
                                              Vice President, Treasurer
                                              and Secretary


Date: November 9, 2001                     by /s/ Randy Du
                                              --------------------------
                                              Randy Du
                                              Controller
                                             (Principal Accounting Officer)