Form 10QSB
period 2001-12-31
PORTSMOUTH SQUARE INC
filed 2002-02-14
CIK 79661

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                               FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended December 31, 2001

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

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 734,183 shares of issuer's No Par Value Common Stocks were outstanding as of February 8, 2002.

   Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                     INDEX

                             PORTSMOUTH SQUARE, INC.


PART I. FINANCIAL INFORMATION                                       PAGE NO
                                                                    -------

Item 1. Financial Statements

  Balance Sheet - December 31, 2001 (Unaudited)                         3

  Statements of Income (Unaudited) - Three Months ended
    December 31, 2001 and December 31, 2000                             4

  Statements of Income (Unaudited) - Six Months ended
    December 31, 2001 and December 31, 2000                             5

  Statements of Cash Flows (Unaudited) - Six Months ended
    December 31, 2001 and December 31, 2000                             6

  Notes to Financial Statements                                         7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            10

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Shareholders.              14

Item 6. Exhibits and Reports on Form 8-K                               14

SIGNATURES                                                             15

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             PORTSMOUTH SQUARE, INC.
                                 BALANCE SHEET
                                  (Unaudited)
As of December 31,                                           2001
                                                          ----------

Assets

  Cash and cash equivalents                              $ 1,846,379
  Investment in marketable securities                      9,237,219
  Investment in Justice Investors                          1,883,047
  Other investments                                          100,000
  Other assets                                               117,072
                                                          ----------
Total assets                                             $13,183,717
                                                          ==========

Liabilities and Shareholders' Equity

Liabilities
  Due to securities broker                               $ 5,157,760
  Accounts payable and other liabilities                      41,480
                                                          ----------
Total liabilities                                          5,199,240
                                                          ----------
Commitments and contingencies

Shareholders' equity:
  Common stock, no par value:
    Authorized shares - 750,000
    Issued and outstanding shares - 734,183                2,092,300
  Additional paid-in capital                                 915,676
  Retained earnings                                        4,976,501
                                                          ----------

Total shareholders' equity                                 7,984,477
                                                          ----------

Total liabilities and shareholders' equity               $13,183,717
                                                          ==========


See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.

                             STATEMENTS OF INCOME
                                 (Unaudited)


For the three months ended December 31,              2001           2000
                                                  ----------     ----------
Revenues
  Equity in net income of Justice
   Investors                                     $   297,016    $   960,207
  Net gains(losses) on marketable securities         298,197       (387,851)
  Dividend and interest income                         3,315         61,714
  Other income                                         9,765         10,608
                                                  ----------     ----------
                                                     608,293        644,678
                                                  ----------     ----------

Cost and expenses
  General and administrative                        (128,505)      (116,257)
  Margin interest, trading and
   management expenses                               (18,826)       (62,350)
                                                  ----------     ----------
                                                    (147,331)      (178,607)
                                                  ----------     ----------

Income before income taxes                           460,962        466,071

Provision for income tax expense                    (261,650)      (226,000)
                                                  ----------     ----------
Net income                                       $   199,312    $   240,071
                                                  ==========     ==========

Basic earnings per share                         $      0.27    $      0.33
                                                  ==========     ==========

Weighted average number of
  shares outstanding                                 734,183        734,183
                                                  ==========     ==========


See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.

                             STATEMENTS OF INCOME
                                 (Unaudited)


For the six months ended December 31,                2001           2000
                                                  ----------     ----------
Revenues
  Equity in net income of Justice
   Investors                                     $ 1,385,416    $ 2,165,839
  Net (losses)gains on marketable securities      (1,796,780)        32,037
  Dividend and interest income                        24,632        130,559
  Other income                                        22,867         25,805
                                                  ----------     ----------
                                                    (363,865)     2,354,240
                                                  ----------     ----------

Cost and expenses
  General and administrative                        (237,644)      (229,184)
  Margin interest, trading and
   management expenses                               (75,937)      (140,384)
                                                  ----------     ----------
                                                    (313,581)      (369,568)
                                                  ----------     ----------

Income (loss) before income taxes                   (677,446)     1,984,672

Provision for income tax benefit (expense)           242,000       (795,699)
                                                  ----------     ----------
Net (loss) income                                $  (435,446)   $ 1,188,973
                                                  ==========     ==========

Basic (loss) earnings per share                  $     (0.59)   $      1.62
                                                  ==========     ==========

Weighted average number of
  shares outstanding                                 734,183        734,183
                                                  ==========     ==========


See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)


For the six months ended December 31,                2001           2000
                                                  ----------     ----------
Cash flows from operating activities:
  Net (loss) income                              $  (435,446)   $ 1,188,973
  Adjustments to reconcile net (loss) income
   to net cash used in operating activities:
    Equity in net income of Justice Investors     (1,385,416)    (2,165,839)
    Net unrealized losses on marketable
     securities                                      762,467        143,095
    Changes in assets and liabilities:
      Investment in marketable securities         (1,100,658)    (6,685,082)
      Other assets                                     6,814         36,584
      Accounts payable and accrued expenses       (1,151,825)       318,360
      Due to securities broker                     4,719,717      2,594,996
      Obligations for securities sold             (1,586,198)     2,049,394
                                                  ----------     ----------
  Net cash used in operating activities             (170,545)    (2,519,519)
                                                  ----------     ----------

Cash flows from investing activities:
  Cash distributions from Justice Investors        2,091,600      3,137,400
                                                  ----------     ----------
  Net cash provided by investing activities        2,091,600      3,137,400
                                                  ----------     ----------

Cash flows from financing activities:
  Dividends paid                                    (183,546)      (183,546)
                                                  ----------     ----------
  Net cash used in financing activities             (183,546)      (183,546)
                                                  ----------     ----------
Net increase in cash and cash equivalents          1,737,509        434,335

Cash and cash equivalents at the beginning
 of the period                                       108,870         36,366
                                                  ----------     ----------
Cash and cash equivalents at the end of the
 period                                          $ 1,846,379    $   470,701
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

The results of operations for the three and six months ended December 31, 2001 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2002.


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

Condensed financial statements for Justice Investors are as follows:


                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

As of December 31,                                             2001
                                                            ----------
Assets
Total current assets                                       $ 1,551,678
Property, plant and equipment, net of
  accumulated depreciation of $12,096,271                    4,473,859
Loan fees and deferred lease costs,
  net of accumulated amortization of $210,278                  100,134
                                                            ----------
    Total assets                                           $ 6,125,671
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $   273,091
Long term debt                                               1,000,000
Partners' capital                                            4,852,580
                                                            ----------
    Total liabilities and partners' capital                $ 6,125,671
                                                            ==========


                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the six months ended December 31,          2001            2000
                                            ----------      ----------
Revenues                                   $ 3,223,184     $ 4,748,123
Costs and expenses                            (441,224)       (399,050)
                                            ----------      ----------
Net income                                 $ 2,781,960     $ 4,349,073
                                            ==========      ==========


3.  Investment in Marketable Securities
-----------------------------------

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net unrealized gains or losses included in earnings. Included in the net gains on marketable securities of $298,197 for the three months ended December 31, 2001 are net unrealized gains of $1,277,420 and net realized losses of $979,223. Included in the net losses on marketable securities of $1,796,780 for the six months ended December 31, 2001 are net unrealized losses of $762,467 and net realized losses of $1,034,313.

4.  Segment Information

The Company operates in two reportable segments, the operation of Justice Investors and the investment of its cash and securities assets. These two operating segments, as presented in the financial statements, reflect how management internally reviews each segment's performance. Management also makes operational and strategic decisions based on this same information.

Information below represents reporting segments for the three and six months ended December 31, 2001. Operating income from Justice Investors consists of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income (losses) for investment transactions consist of net investment gains (losses) and dividend and interest income.


Three months ended            Justice      Investment
December 31, 2001            Investors    Transactions     Other          Total
                            -----------   -----------   -----------   ------------
Operating income            $   297,016   $   301,512   $         -   $    598,528
Operating expenses                    -       (18,826)            -        (18,826)
                            -----------   -----------   -----------   ------------
Net operating income            297,016       282,686             -        579,702
                            -----------   -----------   -----------   ------------
General and administrative
  expenses                            -             -      (128,505)      (128,505)
Other income                          -             -         9,765          9,765
Income tax expense                    -             -      (261,650)      (261,650)
                            -----------   -----------   -----------   ------------
Net income (loss)           $   297,016   $   282,686   $  (380,390)  $    199,312
                            ===========   ===========   ===========   ============
Total Assets                $ 1,883,047   $ 9,337,219   $ 1,963,451   $ 13,183,717
                            ===========   ===========   ===========   ============


Six months ended              Justice      Investment
December 31, 2001            Investors    Transactions     Other          Total
                            -----------   -----------   -----------   ------------

Operating income (loss)     $ 1,385,416   $(1,772,148)   $        -    $  (386,732)
Operating expenses                    -       (75,937)            -        (75,937)
                            -----------   -----------   -----------   ------------
Net operating
 income (loss)                1,385,416    (1,848,085)            -       (462,669)
                            -----------   -----------   -----------   ------------
General and administrative
  expenses                            -             -      (237,644)      (237,644)
Other income                          -             -        22,867         22,867
Income tax benefit                    -             -       242,000        242,000
                            -----------   -----------   -----------   ------------
Net income (loss)           $ 1,385,416   $(1,848,085)  $    27,223  $    (435,446)
                            ===========   ===========   ===========   ============
Total Assets                $ 1,883,047   $ 9,337,219   $ 1,963,451   $ 13,183,717
                            ===========   ===========   ===========   ============

5.  Related Party Transactions
    --------------------------

Certain shared costs and expenses, primarily administrative salaries, rent and insurance are allocated among the Company, the Company's parent, Santa Fe Financial Corporation ("Santa Fe"), and The InterGroup Corporation ("InterGroup"), parent of Santa Fe, based on management's estimate of the pro rata utilization of resources. For the three and six months ended December 31, 2001, these expenses were approximately $31,059 and $62,112. Four of the Company's Directors serve as directors of InterGroup and three of the Company's Directors serve on the Board of Santa Fe.

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

RESULTS OF OPERATIONS

The Company's principal sources of revenue continue to be derived from its 49.8% interest in the Justice Investors limited partnership and income received from the investment of its cash and securities assets. The partnership derives most of its income from a lease of its hotel property to Felcor and from a lease of the garage portion of the property to Evon. The Company also derives revenue from management fees as a general partner of Justice Investors for actively participating in the management of the hotel.


Three Months Ended December 31, 2001 Compared to Three Months
Ended December 31, 2000

Net income decreased by $40,759 to $199,312 for the three months ended December 31, 2001 from $240,071 for the three months ended December 31, 2000. This was primarily due to the decrease in net equity income of Justice Investors and the decrease in dividend and interest income. These were partially offset by the change in net gains (losses) on marketable securities to net gains from net losses and the decrease in margin interest, trading and management expenses.

On June 28, 2001, the Company, Santa Fe, and InterGroup entered into an agreement with an investment advisory company, which assumed responsibility for the performance of the investment portfolios of the Company, Santa Fe, and InterGroup as of March 5, 2001. On November 7, 2001, the Securities Investment Committee of the Board of Directors elected to terminate its agreement with the investment advisory company and the Company resumed management of the Company's securities investments as of November 8, 2001. Net gains (losses) on marketable securities changed to net gains of $298,197 for the three months ended December 31, 2001 from net losses of $387,851 for the three months ended December 31, 2000. This was due to the increase in the market value of the Company's investment portfolio during the current quarter.

For the three months ended December 31, 2001, the Company had net unrealized gains of $1,277,420 and net realized losses of $979,223. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

The decrease in equity in net income of Justice Investors to $297,016 from $960,207 was primarily attributable to a 60% decrease in the total hotel and garage revenue. This was primarily due to a decrease in both occupancy and room rates of the hotel during the current quarter as a result of a slow down in the economy and the continuing impact that the terrorist attacks of September 11, 2001 have had on tourism and the hospitality industry.

Dividend and interest income decreased to $3,315 from $61,714 as a result of the management investing in less income yielding securities.

Margin interest, trading and management expenses decreased to $18,826 from $62,350, which was primarily due to the maintenance of lower average daily margin balances during the current quarter. Margin interest changed to income of $1,960 for the three months ended December 31, 2001 as compared to expense of $50,937 for the three months ended December 31, 2000.


Six Months Ended December 31, 2001 Compared to Six Months
Ended December 31, 2000

The Company had net losses of $435,446 for the six months ended December 31, 2001 as compared to net income of $1,188,973 for the six months ended December 31, 2000. This was primarily due to the change in net gains (losses) on marketable securities to net losses from net gains, the decrease in net equity income of Justice Investors, and the decrease in dividend and interest income. These were partially offset by decrease in margin interest, trading and management expenses.

On June 28, 2001, the Company, Santa Fe, and InterGroup entered into an agreement with an investment advisory company, which assumed responsibility for the performance of the investment portfolios of the Company, Santa Fe, and InterGroup as of March 5, 2001. On November 7, 2001, the Securities Investment Committee of the Board of Directors elected to terminate its agreement with the investment advisory company and the Company resumed management of the Company's securities investments as of November 8, 2001. Net gains (losses) on marketable securities changed to net losses of $1,796,780 for the six months ended December 31, 2001 from net gains of $32,037 for the six months ended December 31, 2000. This was due to the significant decline in the market value of the Company's investment portfolio during that six-month period. Like many others, the Company's investment portfolio was significantly affected by the impact that the terrorist attacks of September 11, 2001 have had on the national and global economies including securities markets.

For the six months ended December 31, 2001, the Company had net unrealized losses of $762,467 and net realized losses of $1,034,313. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

The decrease in equity in net income of Justice Investors to $1,385,416 from $2,165,839 was primarily attributable to a 45% decrease in the total hotel and garage revenue. This was primarily due to the decrease in occupancy of the hotel during the current period as a result of a slow down in the economy and the impact that the terrorist attacks of September 11, 2001 have had on tourism and the hospitality industry. The decrease in hotel revenue was partially offset by an increase in other income of approximately $600,000 to Justice Investors as a result of an arbitration settlement payment from the hotel lessee during the current period.

Dividend and interest income decreased to $24,632 from $130,559 as a result of the management investing in less income yielding securities.

Margin interest, trading and management expenses decreased to $75,937 from $140,384, which was primarily due to the maintenance of lower average daily margin balances during the current period. Margin interest expense decreased to $23,180 for the six months ended December 31, 2001 from $115,000 for the six months ended December 31, 2000. The decrease was partially offset by payments of approximately $30,000 in investment advisory fees during the current period.

Income taxes changed to tax benefit of $242,000 from tax expense of $795,699, due to the net loss produced in the current quarter.


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

Currently, Portsmouth receives a monthly distribution of $209,160 from Justice Investors as a limited partner. At any time, certain circumstances, such as the slowdown in the economy and the continuing impact that the terrorist attacks of September 11, 2001 have had on tourism and the hospitality industry, could dictate a change in the amount distributed. The general partners will continue to review and analyze the operations of the hotel to determine an appropriate monthly distribution. If the hotel is not able to meet budget expectations, monthly distributions could be decreased. For the six months ended December 31, 2001, the Company received cash distributions of $2,091,600 from Justice Investors. That amount reflects a $1,045,800 reduction in the December 2001 special partnership year-end distribution to $836,640, compared to the December, 2000 special distribution of $1,882,440.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the statement of income.

The events of September 11, 2001, had a dramatic impact on the domestic and global economies, including the tourism and hospitality industry, and also resulted in a significant decline in securities markets. Although the Company has suffered a significant decline in revenues as a result of those events, management believes that the net cash flow generated from future operating activities and its capital resources will be adequate to meet its current and future obligations even if partnership distributions are reduced. However, if partnership distributions are reduced, the Company may reconsider its dividend policy.

                      PART II.    OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Shareholders.

The Annual Meeting of the Shareholders of the Company was held on January 31, 2002, at the Luxe Summit Hotel Bel-Air, 11461 Sunset Blvd., Los Angeles, California 90049. At that meeting, all of management's nominees: John V. Winfield, Jerold R. Babin, Josef A. Grunwald, John C. Love and William J. Nance, were elected as Directors of the Company to serve until the next Annual Meeting, with each nominee receiving in excess of 96% of the shares voted. At that Meeting, the shareholders also voted in favor of the ratification of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending June 30, 2002. A tabulation of the vote follows:

Proposal (1) - Directors:                Votes For       Withheld
                                         ---------       --------
   John V. Winfield                        628,584        26,128
   Jerold R. Babin                         628,684        26,028
   Josef A. Grunwald                       628,684        26,028
   John C. Love                            628,684        26,028
   William J. Nance                        628,684        26,028

Proposal (2) - Accountants:               Votes For      Against    Abstained
                                          ---------      -------    ---------
   PricewaterhouseCoopers LLP              652,797        1,515        200



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


                                               PORTSMOUTH SQUARE, INC.
                                                     (Registrant)


Date: February 8, 2002                     by /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: February 8, 2002                     by /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala,
                                              Vice President, Secretary
                                              and Treasurer


Date: February 8, 2002                     by /s/ Randy Du
                                              --------------------------
                                              Randy Du
                                              Controller
                                             (Principal Accounting Officer)

2