Form 10QSB
period 2002-03-31
PORTSMOUTH SQUARE INC
filed 2002-05-15
CIK 79661

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                               FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 2002

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

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 734,183 shares of issuer's No Par Value Common Stocks were outstanding as of May 10, 2002.

   Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                     INDEX

                             PORTSMOUTH SQUARE, INC.


PART I. FINANCIAL INFORMATION                                       PAGE NO
                                                                    -------

Item 1. Financial Statements

  Balance Sheet - March 31, 2002 (Unaudited)                            3

  Statements of Income (Unaudited) - Three Months ended
    March 31, 2002 and March 31, 2001                                   4

  Statements of Income (Unaudited) - Nine Months ended
    March 31, 2002 and March 31, 2001                                   5

  Statements of Cash Flows (Unaudited) - Nine Months ended
    March 31, 2002 and March 31, 2001                                   6

  Notes to Financial Statements                                         7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            12

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Shareholders.              15

Item 6. Exhibits and Reports on Form 8-K                               16

SIGNATURES                                                             16

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             PORTSMOUTH SQUARE, INC.
                                 BALANCE SHEET
                                  (Unaudited)
As of March 31,                                              2002
                                                          ----------

Assets

  Cash and cash equivalents                              $   212,248
  Investment in marketable securities                     10,132,714
  Investment in Justice Investors                          1,627,029
  Other investments                                          200,000
  Other assets                                               368,834
                                                          ----------
Total assets                                             $12,540,825
                                                          ==========

Liabilities and Shareholders' Equity

Liabilities
  Due to securities broker                               $ 4,641,309
  Obligations for securities sold                            235,100
  Accounts payable and other liabilities                      23,047
                                                          ----------
Total liabilities                                          4,899,456
                                                          ----------
Commitments and contingencies

Shareholders' equity:
  Common stock, no par value:
    Authorized shares - 750,000
    Issued and outstanding shares - 734,183                2,092,300
  Additional paid-in capital                                 915,676
  Retained earnings                                        4,633,393
                                                          ----------

Total shareholders' equity                                 7,641,369
                                                          ----------

Total liabilities and shareholders' equity               $12,540,825
                                                          ==========


See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.

                             STATEMENTS OF INCOME
                                 (Unaudited)


For the three months ended March 31,                 2002           2001
                                                  ----------     ----------
Revenues
  Equity in net income of Justice
   Investors                                     $   371,462    $   776,847
  Net losses on marketable securities               (573,134)      (381,163)
  Dividend and interest income                         7,350         57,700
  Other income                                        35,293         12,152
                                                  ----------     ----------
                                                    (159,029)       465,536
                                                  ----------     ----------

Cost and expenses
  General and administrative                        (122,660)      (126,656)
  Margin interest, trading and
   management expenses                               (31,638)      (123,675)
                                                  ----------     ----------
                                                    (154,298)      (250,331)
                                                  ----------     ----------

Income(loss) before income taxes                    (313,327)       215,205

Provision for income tax benefit(expense)            153,764        (78,163)
                                                  ----------     ----------
Net (loss)income                                 $  (159,563)   $   137,042
                                                  ==========     ==========

Basic (loss)earning per share                    $     (0.22)   $      0.19
                                                  ==========     ==========

Weighted average number of
  shares outstanding                                 734,183        734,183
                                                  ==========     ==========


See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.

                             STATEMENTS OF INCOME
                                 (Unaudited)


For the nine months ended March 31,                  2002           2001
                                                  ----------     ----------
Revenues
  Equity in net income of Justice
   Investors                                     $ 1,756,878    $ 2,942,686
  Net losses on marketable securities             (2,369,914)      (349,126)
  Dividend and interest income                        31,982        188,259
  Other income                                        58,160         37,957
                                                  ----------     ----------
                                                    (522,894)     2,819,776
                                                  ----------     ----------

Cost and expenses
  General and administrative                        (360,304)      (355,840)
  Margin interest, trading and
   management expenses                              (107,575)      (264,059)
                                                  ----------     ----------
                                                    (467,879)      (619,899)
                                                  ----------     ----------

Income(loss) before income taxes                    (990,773)     2,199,877

Provision for income tax benefit(expense)            395,764       (873,862)
                                                  ----------     ----------
Net (loss)income                                 $  (595,009)   $ 1,326,015
                                                  ==========     ==========

Basic (loss)earning per share                    $     (0.81)   $      1.81
                                                  ==========     ==========

Weighted average number of
  shares outstanding                                 734,183        734,183
                                                  ==========     ==========


See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)


For the nine months ended March 31,                  2002           2001
                                                  ----------     ----------
Cash flows from operating activities:
  Net (loss)income                               $  (595,009)   $ 1,326,015
  Adjustments to reconcile net (loss)income
   to net cash used in operating activities:
    Equity in net income of Justice Investors     (1,756,878)    (2,942,686)
    Net unrealized losses on marketable
     securities                                      521,490        967,249
    Changes in assets and liabilities:
      Investment in marketable securities         (1,855,176)       319,623
      Other assets                                  (244,948)        67,293
      Accounts payable and accrued expenses       (1,170,258)       359,935
      Due to securities broker                     4,203,266     (2,789,708)
      Obligations for securities sold             (1,351,098)        40,205
                                                  ----------     ----------
  Net cash used in operating activities           (2,248,611)    (2,652,074)
                                                  ----------     ----------

Cash flows from investing activities:
  Cash distributions from Justice Investors        2,719,080      3,764,880
                                                  ----------     ----------
  Net cash provided by investing activities        2,719,080      3,764,880
                                                  ----------     ----------

Cash flows from financing activities:
  Dividends paid                                    (367,091)      (367,091)
                                                  ----------     ----------
  Net cash used in financing activities             (367,091)      (367,091)
                                                  ----------     ----------
Net increase in cash and cash equivalents            103,378        745,715

Cash and cash equivalents at the beginning
 of the period                                       108,870         36,366
                                                  ----------     ----------
Cash and cash equivalents at the end of the
 period                                          $   212,248    $   782,081
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

The results of operations for the three and nine months ended March 31, 2002 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2002.


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

Condensed financial statements for Justice Investors are as follows:


                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

As of March 31,                                                2002
                                                            ----------
Assets
Total current assets                                       $   132,115
Property, plant and equipment, net of
  accumulated depreciation of $12,186,462                    4,389,221
Loan fees and deferred lease costs,
  net of accumulated amortization of $218,038                   92,373
                                                            ----------
    Total assets                                           $ 4,613,709
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $    11,502
Long term debt                                                 263,720
Partners' capital                                            4,338,487
                                                            ----------
    Total liabilities and partners' capital                $ 4,613,709
                                                            ==========


                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the nine months ended March 31,            2002            2001
                                            ----------      ----------
Revenues                                   $ 4,173,311     $ 6,521,607
Costs and expenses                            (645,443)       (612,600)
                                            ----------      ----------
Net income                                 $ 3,527,868     $ 5,909,007
                                            ==========      ==========


3.  Investment in Marketable Securities
-----------------------------------

The Company's investment portfolio consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain. The Company may also use exchange traded funds (such as SPYders), options and futures to hedge concentrated stock positions and index futures to hedge against market risk and enhance the performance of the Company's portfolio while reducing the overall portfolio's risk and volatility.

The Company's current investment portfolio as of March 31, 2002 is composed of following types of investment securities:

                              Total          Approximate      % of Total
                            Cost Basis       Market Value      Portfolio
                            ----------       ------------      ---------
Fixed income:
  Corporate bonds          $   110,775       $   101,125           1.00%

Corporate securities:
  Common stocks              8,693,964         9,101,211          89.82%
  Preferred stocks             346,110           332,640           3.28%

REIT's                         599,348           587,238           5.80%

Options                         13,101            10,500           0.10%
                            ----------        ----------         -------

TOTAL SECURITIES ASSETS    $ 9,763,298       $10,132,714         100.00%
                            ==========        ==========         =======

As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of March 31, 2002, the Company had obligations for securities sold as follows:

                   Equities short:         $  217,200
                   Option calls short:         17,900
                                            ---------
                        TOTAL:             $  235,100
                                            =========

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net unrealized gains or losses included in earnings. Included in the net losses on marketable securities of $573,134 for the three months ended March 31, 2002 are net unrealized gains of $240,977 and net realized losses of $814,111. Included in the net losses on marketable securities of $2,369,914 for the nine months ended March 31, 2002 are net unrealized losses of $521,490 and net realized losses of $1,848,424.


4.  Segment Information

The Company operates in two reportable segments, the operation of Justice Investors and the investment of its cash and securities assets. These two operating segments, as presented in the financial statements, reflect how management internally reviews each segment's performance. Management also makes operational and strategic decisions based on this same information.

Information below represents reporting segments for the three and nine months ended March 31, 2002. Operating income from Justice Investors consists of the operations of the hotel and garage included in the equity in net income of

Justice Investors. Operating income (losses) for investment transactions consist of net investment gains (losses)and dividend and interest income.



Three months ended            Justice      Investment
March 31, 2002               Investors    Transactions     Other          Total
                            -----------   -----------   -----------   ------------
Operating income (loss)     $   371,462   $  (565,784)  $         -   $   (194,322)
Operating expenses                    -       (31,638)            -        (31,638)
                            -----------   -----------   -----------   ------------
Net operating income(loss)      371,462      (597,422)            -       (225,960)
                            -----------   -----------   -----------   ------------
General and administrative
  expenses                            -             -      (122,660)      (122,660)
Other income                          -             -        35,293         35,293
Income tax benefit                    -             -       153,764        153,764
                            -----------   -----------   -----------   ------------
Net income(loss)            $   371,462   $  (597,422)  $    66,397   $   (159,563)
                            ===========   ===========   ===========   ============
Total Assets                $ 1,627,029   $10,332,714   $   581,082   $ 12,540,825
                            ===========   ===========   ===========   ============



Nine months ended             Justice      Investment
March 31, 2002               Investors    Transactions     Other          Total
                            -----------   -----------   -----------   ------------
Operating income(loss)      $ 1,756,878   $(2,337,932)  $         -   $   (581,054)
Operating expenses                    -      (107,575)            -       (107,575)
                            -----------   -----------   -----------   ------------
Net operating income(loss)    1,756,878    (2,445,507)            -       (688,629)
                            -----------   -----------   -----------   ------------
General and administrative
  expenses                            -             -      (360,304)      (360,304)
Other income                          -             -        58,160         58,160
Income tax benefit                    -             -       395,764        395,764
                            -----------   -----------   -----------   ------------
Net income (loss)           $ 1,756,878   $(2,445,507)  $    93,620   $   (595,009)
                            ===========   ===========   ===========   ============
Total Assets                $ 1,627,029   $10,332,714   $   581,082   $ 12,540,825
                            ===========   ===========   ===========   ============


5.  Related Party Transactions
    --------------------------

Certain shared costs and expenses, primarily administrative salaries, rent and insurance are allocated among the Company, the Company's parent, Santa Fe Financial Corporation ("Santa Fe"), and The InterGroup Corporation ("InterGroup"), parent of Santa Fe, based on management's estimate of the pro rata utilization of resources. For the three and nine months ended March 31, 2002, these expenses were approximately $38,716 and $100,828. Four of the Company's Directors serve as directors of InterGroup and three of the Company's Directors serve on the Board of Santa Fe.

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


Three Months Ended March 31, 2002 Compared to Three Months
Ended March 31, 2001

The Company had a net loss of $159,563 for the three months ended March 31, 2002 as compared to net income of $137,042 for the three months ended March 30, 2001. This was primarily due to the decrease in net equity income of Justice Investors, increase in net losses on marketable securities, and the decrease in dividend and interest income. These were partially offset by the decrease in margin interest, trading and management expenses.

The decrease in equity in net income of Justice Investors to $371,462 from $776,847 was primarily attributable to a 46% decrease in the total hotel and garage revenue. This was primarily due to a decrease in both occupancy and room rates of the hotel during the current quarter as a result of a slow down in the San Francisco area economy and the continuing impact that the terrorist attacks of September 11, 2001 have had on tourism and the hospitality industry in San Francisco.

Net losses on marketable securities increased to $573,134 from $381,163.
This was due to the decline in the market value of the Company's investment portfolio during the current quarter as the Company continues to reposition and diversify its investment portfolio in a very difficult economic environment. For the three months ended March 31, 2002, the Company had net unrealized gains of $240,977 and net realized losses of $814,111. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

Dividend and interest income decreased to $7,350 from $57,700 as a result of the management investing in less income yielding securities. Margin interest, trading and management expenses decreased to $31,638 from $123,675, which was primarily due to the maintenance of lower average daily margin balances during the current quarter. Margin interest expense decreased to $10,371 for the three months ended March 31, 2002 from $111,502 for the three months ended March 31, 2001.

Income taxes changed to tax benefit of $153,764 from tax expense of $78,163, due to the net loss produced in the current quarter.


Nine Months Ended March 31, 2002 Compared to Nine Months
Ended March 31, 2001

The Company had a net loss of $595,009 for the nine months ended March 31, 2002 as compared to net income of $1,326,015 for the nine months ended March 31, 2001. This was primarily due to the increase in net losses on marketable securities, the decrease in net equity income of Justice Investors, and the decrease in dividend and interest income. These were partially offset by decrease in margin interest, trading and management expenses.

Net losses on marketable securities increased to $2,369,914 for the nine months ended March 31, 2002 from $349,126 for the nine months ended March 31, 2001. This was due to the significant decline in the market value of the Company's investment portfolio during the nine-month period, which includes a net loss on marketable securities of 2,094,977 for the quarter ended September 30, 2001. For the nine months ended March 31, 2002, the Company had net unrealized losses of $521,490 and net realized losses of $1,848,424. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

Dividend and interest income decreased to $31,982 from $188,259 as a result of the management investing in less income yielding securities. Margin interest, trading and management expenses decreased to $107,575 from $264,059, which was primarily due to the maintenance of lower average daily margin balances during the current period. Margin interest expense decreased to $33,551 for the nine months ended March 31, 2002 from $226,502 for the nine months ended March 31, 2001. The decrease was partially offset by payments of approximately $30,000 in investment advisory fees during the first six months of the current period.

As previously discussed, on June 28, 2001, the Company, Santa Fe and InterGroup entered into an agreement with an investment advisory company, for the management of their securities portfolios. That was the first time that the Company had relied on an investment advisor to manage its investments on a discretionary basis. The results were not acceptable, and the Company terminated its agreement with the investment advisor on November 7, 2001. During that period of time, the Company's investment portfolio had a significant concentration in computer software, computer technology, internet technology and services, telecommunications, and aircraft industry sectors. The securities in those sectors, especially those traded on The Nasdaq Stock Market, greatly declined in that quarter and were particularly hard hit by the events of September 11, 2001. As a result, the Company had a significant net decline in the market value of its securities portfolio and the Company posted a net loss on marketable securities of 2,094,977 for the quarter ended September 30, 2001.

Since the Company resumed management of its securities portfolio on November 8, 2001, it has sought to reposition and diversify its portfolio by individual securities as well as by industry sectors to mitigate against market risk.

The decrease in equity in net income of Justice Investors to $1,756,878 from $2,942,686 was primarily attributable to a 45% decrease in the total hotel and garage revenue. This was primarily due to the decrease in both occupancy and room rates of the hotel during the nine months period as a result of a slow down in the San Francisco area economy and the continuing impact that the terrorist attacks of September 11, 2001 have had on tourism and the hospitality industry in San Francisco. The decrease in hotel revenue was partially offset by an increase in other income of approximately $600,000 to Justice Investors as a result of an arbitration settlement payment from the hotel lessee during the current period.

Income taxes changed to tax benefit of $395,764 from tax expense of $873,862 due to the net loss produced in the current quarter.


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

For the first ten months of the current fiscal year, Portsmouth was receiving a monthly distribution of $209,160 from Justice Investors as a limited partner. As a result of the almost 45% decline in partnership revenues due to the slowdown in the San Francisco area economy and the continuing impact that the terrorist attacks of September 11, 2001 have had on tourism and the hospitality industry, Justice Investors cut the monthly distribution to its limited partners by 20%, effective with the May 2002 distribution. As a result, Portsmouth's monthly distribution will be reduced by $41,832 to $167,328. The limited partners have also been advised that it is unlikely that there will be any year-end special distributions in December 2002 if hotel occupancy and room rates do not improve, and further cuts in the monthly distributions may have to be made in the future. The general partners will continue to review and analyze the operations of the hotel to determine an appropriate monthly distribution. For the nine months ended March 31, 2002, the Company received cash distributions of $2,719,080 from Justice Investors. That amount reflects a $1,045,800 reduction in the

December 2001 special partnership year-end distribution to $836,640, compared to the December 2000 special distribution of $1,882,440.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the statement of income.

The events of September 11, 2001, had a dramatic impact on the domestic and global economies, including the tourism and hospitality industry, and also resulted in a significant decline in securities markets. Although the Company has suffered a significant decline in revenues as a result of those events, management believes that the net cash flow generated from future operating activities and its capital resources will be adequate to meet its current and future obligations even with the reduction in partnership distributions. However, with the reduction in partnership distributions, the Company may reconsider its dividend policy.

CRITICAL ACCOUNTING POLICIES

The Company reviews its long-lived assets for impairment when circumstances indicate that a potential loss in carrying value may have occurred. To the extent that projected future undiscounted cash flows from the operation of the Company's hotel property is less than the carrying value of the asset, the carrying value of the asset is reduced to its fair value.
The Company's other accounting policies are straightforward in their application.


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


                                               PORTSMOUTH SQUARE, INC.
                                                     (Registrant)


Date: May 10, 2002                         by /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: May 10, 2002                         by /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala,
                                              Vice President, Secretary
                                              and Treasurer


Date: May 10, 2002                         by /s/ Randy Du
                                              --------------------------
                                              Randy Du
                                              Controller
                                             (Principal Accounting Officer)