Form 10KSB
period 2002-06-30
PORTSMOUTH SQUARE INC
filed 2002-09-30
CIK 79661

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                        ----------------------
                             FORM 10-KSB

[x] Annual Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the fiscal year ended June 30, 2002

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

The issuer's revenues for the year ended June 30, 2002 were $2,159,887.

The aggregate market value of the common equity held by non-affiliates of issuer computed by reference to the price at which the stock last sold prior to September 13, 2002 was $3,820,346.

The number of shares outstanding of issuer's No Par Value Common Stock, as of September 13, 2002, was 734,183.

Transitional Small Business Disclosure Format:  Yes [ ]    No [X]


                  DOCUMENTS INCORPORATED BY REFERENCE: None


                            TABLE OF CONTENTS

PART I                                                               PAGE
------                                                               ----
  Item  1.  Description of Business.                                   3

  Item  2.  Description of Property.                                   4

  Item  3.  Legal Proceedings.                                         6

  Item  4.  Submission of Matters to a Vote of Security Holders.       6

PART II
-------
  Item  5.  Market For Common Equity and Related                       7
             Stockholder Matters.

  Item  6.  Management's Discussion and Analysis of Financial          8
             Condition and Results of Operations.

  Item  7.  Financial Statements and Supplementary Data.              11

  Item  8.  Changes in and Disagreements With Accountants on          24
            Accounting and Financial Disclosure.

PART III
--------
  Item  9.  Directors, Executive Officers, Promoters and              24
             Control Persons; Compliance With Section 16(a) of The Exchange Act.

  Item 10.  Executive Compensation.                                   26

  Item 11.  Security Ownership of Certain Beneficial Owners and       27
            Management.

  Item 12.  Certain Relationships and Related Party Transactions.     28

  Item 13.  Exhibits, Financial Statement Schedules, and              29
             Reports on Form 8-K.

  SIGNATURES                                                          38

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


BUSINESS OF ISSUER

The Company's principal business is conducted through its general and limited partnership interest in Justice Investors. Justice Investors owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California commonly known as the Holiday Inn Financial District/Chinatown. The most significant income source is a lease between the partnership and Felcor Lodging Trust, Inc. ("Felcor", NYSE: FCH) for the hotel portion of the property. The partnership also derives income from its lease of the garage portion of the property to Evon. As a general partner Portsmouth has become more active in monitoring and overseeing the operations of the hotel and the parking garage as part of its effort to improve revenues.

The Company also derives income from management fees as a general partner in Justice Investors and from the investment of its cash and securities assets. The Company has invested in income-producing instruments, equity and debt securities and will consider other investments if such investments offer growth or profit potential.


COMPETITION

The hotel is part of Holiday Inn's worldwide reservation system. It was designed to Holiday Inn's specifications to serve both business people and tourists and caters to both individuals and tour groups. It also handles conferences and business meetings, having meeting and dining facilities for groups of up to 400 people. The hotel traditionally enjoyed a favorable year-round occupancy rate. In November 2001, an Omni Hotel opened in the Financial District of San Francisco. The Omni is a more upscale facility providing greater amenities to its guests, especially the business traveler. At least one other hotel is scheduled to open within the next year. With the impact that the terrorist attacks of September 11, 2001 had on airline travel, tourism and the general economy, newer and more upscale properties, such as the Omni, have lowered room rates in an effort to capture a greater market share. Management believes that the hotel and garage are now in a very challenging market, with many competitors better positioned to attract the business traveler and tourists. The Company will continue to work with the managing general partner to find ways to improve the physical condition and amenities of the hotel, influence the marketing efforts of the lessee, and to seek other ways for the property to remain competitive.


EMPLOYEES

As of June 30, 2002, the Company had two full-time employees. The employees are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.


Item 2.  Description of Property.


PROPERTIES

The San Francisco, California hotel property owned by Justice Investors is located near the Financial District, one block from the Transamerica Pyramid. The Embarcadero Center is within walking distance. Chinatown is directly across the bridge that runs from the hotel to Portsmouth Square Park. The hotel is a 31-story, steel and concrete, A-frame building which contains 566 guest rooms situated on 22 floors. One floor houses the Chinese Culture Center pursuant to a long-term, nominal-rent lease, and three floors are devoted to a registration desk, lobby shops, dining room, coffee shop, hotel support facilities, a fitness center, a guest business center, meeting and banquet rooms and offices. Other features of the Holiday Inn include a rooftop swimming pool, 5-storied underground garage and pedestrian bridge across Kearny Street connecting the hotel and the Chinese Culture Center with Portsmouth Square Park in Chinatown. The bridge, built and owned by the partnership, is included in the lease to the Chinese Culture Center.

On March 15, 1995, an amended and restated lease was entered into by Justice Investors with an effective date of January 1, 1995. That lease was assumed by Felcor, effective July 28, 1998. The initial term of the new lease is for a 10-year term expiring on December 31, 2004. The lessee also has an option to renew the lease for one additional term of five years, which would extend the lease to December 31, 2009. The lease requires the lessee to pay an annual rent of the greater of twenty percent (20%) of gross room revenues or $2,500,000 plus fifty percent (50%) of total revenues from the demised premises less operating expenses, base rent and capital requirements.
Under the terms of the lease, the lessee is responsible for all maintenance and repairs to the property, certain capital improvements, taxes and insurance. In the opinion of management the property is adequately covered by insurance.

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

The Company also invests from time to time in income producing instruments, corporate debt and equity securities, mortgage backed securities, securities issued by REIT's and other companies which invest primarily in real estate, where financial benefit could inure to its shareholders through income and/or capital gain.

The Company's securities investments are made under the supervision of a Securities Investment Committee of the Board of Directors. The Committee currently has three members and is chaired by the Company's Chairman of the Board and President, John V. Winfield. The Committee has delegated authority to manage the portfolio to the Company's Chairman and President together with such assistants and management committees he may engage. The Committee has established investment guidelines for the Company's investments. These guidelines presently include: (i) corporate equity securities should be listed on the New York or American Stock Exchanges or the Nasdaq NMS Market; (ii) securities should be priced above $5.00 per share; and (iii) investment in a particular issuer should not exceed 5% of the market value of the total portfolio. The investment policies do not require the Company to divest itself of investments, which initially meet these guidelines but subsequently fail to meet one or more of the investment criteria. Non-conforming investments require the approval of the Securities Investment Committee. The Committee has in the past approved non-conforming investments and may in the future approve non-conforming investments. The Securities Investment Committee may modify these guidelines from time to time.

The Company's investment portfolio is diversified with more than 20 different equity positions. Three individual equity securities comprise more than 10% of the equity value of the portfolio, with the largest being 13%. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reductions of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. As of June 30, 2002, the market value of the Company's marketable securities was $2,438,716.

The Company may also invest, with the approval of the Securities Investment Committee, in unlisted companies, through private placements. Those investments in non-marketable securities are carried at the lower of cost or estimated fair value on the Company's balance sheet as part of other investments and reviewed for impairment on a periodic basis.

The Company may also use exchange traded funds, options and futures to hedge against certain stock positions and index futures to hedge against market risk and enhance the performance of the Company's portfolio while reducing the overall portfolio's risk and volatility. As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of June 30, 2002, the Company had obligations for securities sold (equities short) of $122,360.

The Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management and is subject to any internal investment guidelines, which may be imposed by the Securities Investment Committee. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. As of June 30, 2002, the Company had no margin balance and incurred $118,173 and $277,606 in margin interest during the fiscal years ended June 30, 2002 and June 30, 2001, respectively.

On June 28, 2001, the Company, its parent company, Santa Fe Financial Corporation ("Santa Fe"), and Santa Fe's parent The InterGroup Corporation ("InterGroup") entered into an agreement with an investment advisory company, for the management of their securities portfolios. That was the first time that the Company had relied on an investment advisor to manage its investments on a discretionary basis. The results were not acceptable, and the Company terminated its agreement with the investment advisor on November 7, 2001.

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


Item 3.  LEGAL PROCEEDINGS

None.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                             PART II

Item 5.  Market For Common Equity and Related Stockholder Matters

MARKET INFORMATION

Portsmouth's common stock is traded over-the-counter. Quotes for its stock are printed in the Pink Sheets OTC Market Reports. The Company's trading symbol is PRSI.

The following table sets forth the range of high and low sale prices for Portsmouth's common stock for each full quarterly period for the fiscal years ended June 30, 2002 and June 30, 2001.


         Fiscal 2002                                 High          Low
         -----------                                 ----          ---
      First Quarter (7/1 to 9/30)                  $ 21.50      $ 21.10
      Second Quarter (10/1 to 12/31)               $ 22.00      $ 22.00
      Third Quarter (1/1 to 3/31)                  $ 25.50      $ 22.00
      Fourth Quarter (4/1 to 6/30)                 $ 25.00      $ 21.00

         Fiscal 2001                                 High          Low
         -----------                                 ----          ---
      First Quarter (7/1 to 9/30)                  $ 19.50      $ 18.00
      Second Quarter (10/1 to 12/31)               $ 20.00      $ 19.50
      Third Quarter (1/1 to 3/31)                  $ 20.00      $ 19.00
      Fourth Quarter (4/1 to 6/30)                 $ 23.00      $ 20.25


HOLDERS

As of September 13, 2002, the approximate number of holders of record of the Company's Common Stock was 251. Such number of owners was determined from the Company's shareholders records and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various brokers, clearing agencies or other nominees. There are approximately 390 beneficial shareholders of the Company's Common Stock.


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


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Portsmouth has no securities authorized for issuance under equity compensation plans.

Item 6. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, such as the impact of terrorism and war on the national and international economies, including tourism and securities markets, general economic conditions and increased competition in the hotel industry in the San Francisco area, partnership distributions, securities markets, litigation and other factors, including natural disasters, and those discussed below, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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


Fiscal Year Ended June 30, 2002 Compared to Fiscal Year Ended June 30, 2001

The Company had a net loss of $1,863,679 for the fiscal year ended June 30, 2002 as compared to net income of $2,556,243 for the fiscal year ended June 30, 2001. This was primarily due to the change to net losses from net gains on marketable securities, the decrease in net equity income of Justice Investors, and the decrease in dividend and interest income. These were partially offset by the decrease in margin interest, trading and management expenses.

Net gains/losses on marketable securities changed to net losses of $4,325,517 for the fiscal year ended June 30, 2002 from net gains of $942,535 for the fiscal year ended June 30, 2001. This was due to the significant decline in the market value of the Company's investment portfolio during the twelve month period. For the fiscal year ended June 30, 2002, the Company had net unrealized losses of $1,515,189 and net realized losses of $2,810,328. In the fourth quarter of 2002, the Company reserved $250,000 for losses in other investments for potential impairment of value based on operating results of these investments. Gains and losses on marketable securities and other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities and other investments for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

Dividend and interest income decreased to $63,352 from $226,718 as a result of the Company investing in less income yielding securities. Margin interest, trading and management expenses decreased to $228,373 from $381,813, primarily due to the maintenance of lower average daily margin balances during the current fiscal year. Margin interest expense decreased to $118,173 for the fiscal year ended June 30, 2002 from $277,606 for the fiscal year ended June 30, 2001.

As previously discussed, on June 28, 2001, the Company, Santa Fe and InterGroup entered into an agreement with an investment advisory company, for the management of their securities portfolios. That was the first time that the Company had relied on an investment advisor to manage its investments on a discretionary basis. The results were not acceptable, and the Company terminated its agreement with the investment advisor on November 7, 2001. During that period of time, the Company's investment portfolio had a significant concentration in computer software, computer technology, internet technology and services, telecommunications, and aircraft industry sectors. The securities in those sectors, especially those traded on The Nasdaq Stock Market, greatly declined in that quarter and were particularly hard hit by the events of September 11, 2001. Since the Company resumed management of its securities portfolio on November 8, 2001, it has sought to reposition and diversify its portfolio by individual securities as well as by industry sectors to mitigate against market risk. Despite those efforts, the Company's securities portfolio suffered additional losses, especially during the fourth quarter of the fiscal year ended June 30, 2002, when securities markets further declined in the wake of corporate and accounting scandals and loss of general investor confidence in the overall markets.

The decrease in equity in net income of Justice Investors to $2,159,887 from $3,927,635 was primarily attributable to a 48% decrease in the total hotel and garage revenue. This was primarily due to the decrease in both occupancy and room rates of the hotel during the twelve months period as a result of a slow down in the San Francisco area economy, increased competition and the continuing impact that the terrorist attacks of September 11, 2001 have had on tourism and the hospitality industry in San Francisco. The decrease in hotel revenue was partially offset by an increase in other income of approximately $600,000 to Justice Investors as a result of an arbitration settlement payment from the hotel lessee in fiscal 2002 relating to a rent claim.

General and administrative expenses increased to $543,052 from $458,575 primarily due to increased insurance costs, shared expenses, professional fees and accrued wages.

Income taxes changed to tax benefit of $1,211,910 from tax expense of $1,755,699 due to the net loss produced in the current fiscal year.


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

For the first ten months of the current fiscal year, Portsmouth was receiving a monthly distribution of $209,160 from Justice Investors as a limited partner. As a result of the significant decline in partnership revenues due to the slowdown in the San Francisco area economy, increased competition and the continuing impact that the terrorist attacks of September 11, 2001 have had on tourism and the hospitality industry, Justice Investors cut the monthly distribution to its limited partners by 20%, effective with the May 2002 distribution. As a result, Portsmouth's monthly distribution was reduced by $41,832 to $167,328. The limited partners have also been advised that it is unlikely that there will be any year-end special distributions in December 2002 if hotel occupancy and room rates do not improve, and further cuts in the monthly distributions may have to be made in the future. The general partners will continue to review and analyze the operations of the hotel to determine an appropriate monthly distribution. For the fiscal year ended June 30, 2002, the Company received cash distributions of $3,262,896 from Justice Investors. That amount reflects a $1,045,800 reduction in the December 2001 special partnership year-end distribution to $836,640, compared to the December 2000 special distribution of $1,882,440.

The events of September 11, 2001, had a dramatic impact on the domestic and global economies, especially on the tourism and hospitality industry, and also resulted in a significant decline in securities markets. Although the Company has suffered a significant decline in revenues as a result of those events, increased competition and the continuing difficult securities markets, management believes that the net cash flow generated from future operating activities and its capital resources will be adequate to meet its current and future obligations even with the reduction in partnership distributions. However, with a reduction in partnership distributions, the Company may reconsider its dividend policy.

The Company has no off balance sheet arrangements. The Company also does not have any material contractual obligations or commercial commitments.


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


CRITICAL ACCOUNTING POLICIES

The Company reviews its long-lived assets and other investments for impairment when circumstances indicate that a potential loss in carrying value may have occurred. For the Company's investment in Justice, to the extent that projected future undiscounted cash flows from the operation of the Company's hotel property are less than the carrying value of the asset, the carrying value of the asset is reduced to its fair value. For other investments, the Company reviews the investment's operating results, financial position and other relevant factors to determine whether the estimated fair value of the asset is less than the carrying value of the asset.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net unrealized gains or losses included in earnings. The Company's other accounting policies are straightforward in their application.

Item 7. Financial Statements


INDEX TO FINANCIAL STATEMENTS                                    PAGE

Report of Independent Accountants                                 12

Balance Sheet - June 30, 2002                                     13

Statements of Operations - For
  Year Ended June 30, 2002 and
  Year Ended June 30, 2001                                        14

Statements of Shareholders' Equity - For
  Year Ended June 30, 2002 and
  Year Ended June 30, 2001                                        15

Statements of Cash Flows - For
  Year Ended June 30, 2002 and
  Year Ended June 30, 2001                                        16

Notes to the Financial Statements                                 17

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Portsmouth Square, Inc.

In our opinion, based on our audit, the accompanying balance sheet and the related statements of operations, of shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of Portsmouth Square, Inc. at June 30, 2002, and the results of its operations and its cash flows for the years ended June 30, 2002 and June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

Los Angeles, California
September 19, 2002

                          PORTSMOUTH SQUARE, INC.
                               BALANCE SHEET


As of June 30,                                                  2002
                                                             ----------

ASSETS

  Cash and cash equivalents                                $  1,480,271
  Investment in marketable securities                         2,438,716
  Investment in Justice Investors                             1,486,222
  Other investments                                             100,000
  Other assets                                                1,066,643
                                                             ----------
    Total assets                                           $  6,571,852
                                                             ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Accounts payable and accrued expenses                    $     76,793
  Obligations for securities sold                               122,360
                                                             ----------
    Total liabilities                                           199,153
                                                             ----------

Commitments and contingencies

Shareholders' equity
  Common stock, no par value:
    Authorized shares - 750,000
    Issued and outstanding shares - 734,183                   2,092,300
  Additional paid-in-capital                                    915,676
  Retained earnings                                           3,364,723
                                                             ----------
    Total shareholders' equity                                6,372,699
                                                             ----------
    Total liabilities and shareholders' equity             $  6,571,852
                                                             ==========


See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.

                           STATEMENTS OF OPERATIONS


For the year ended June 30,                          2002           2001
                                                  ----------     ----------
Revenues
  Equity in net income of Justice Investors      $ 2,159,887    $ 3,927,635
  Net (losses) gains on marketable securities     (4,325,517)       942,535
  Dividend and interest income                        63,352        226,718
  Reserve for loss on other investments             (250,000)             -
  Other income                                        48,114         55,442
                                                  ----------     ----------
                                                  (2,304,164)     5,152,330
                                                  ----------     ----------

Costs and expenses
  General and administrative                        (543,052)      (458,575)
  Margin interest, trading and
   management expenses                              (228,373)      (381,813)
                                                  ----------     ----------
                                                    (771,425)      (840,388)
                                                  ----------     ----------

(Loss) income before income taxes                 (3,075,589)     4,311,942

Income tax benefit (expense)                       1,211,910     (1,755,699)
                                                  ----------     ----------
Net (loss) income                                $(1,863,679)   $ 2,556,243
                                                  ==========     ==========

Basic (loss) earning per share                   $     (2.54)   $      3.48
                                                  ==========     ==========

Weighted average number of
  shares outstanding                                 734,183        734,183
                                                  ==========     ==========


See accompanying notes to financial statements.

                             PORTSMOUTH SQUARE, INC.
                        Statements of Shareholders' Equity


                   Common Stock       Additional
                --------------------   Paid-In       Retained
                Shares      Amount     Capital       Earnings      Total
                -------   ----------   ----------   ----------   ----------

Balance at
June 30, 2000   734,183   $2,092,300   $  915,676   $3,406,341   $6,414,317

Net income                                           2,556,243    2,556,243

Dividends paid                                        (367,091)    (367,091)
                -------   ----------   ----------   ----------   ----------

Balance at
June 30, 2001   734,183   $2,092,300   $  915,676   $5,595,493   $8,603,469

Net loss                                            (1,863,679)  (1,863,679)

Dividends paid                                        (367,091)    (367,091)
                -------   ----------   ----------   ----------   ----------

Balance at
June 30, 2002   734,183   $2,092,300   $  915,676   $3,364,723   $6,372,699
                =======   ==========   ==========   ==========   ==========


See accompanying notes to financial statements

                            PORTSMOUTH SQUARE, INC.
                           STATEMENTS OF CASH FLOWS


For the year ended June 30,                          2002           2001
                                                  ----------     ----------
Cash flows from operating activities:
  Net (loss) income                              $(1,863,679)   $ 2,556,243
  Adjustments to reconcile net (loss) income
   to net cash used in operating activities:
    Equity in net income of Justice Investors     (2,159,887)    (3,927,635)
    Net unrealized losses (gains) on
     marketable securities                         1,515,189       (213,878)
    Reserve for losses on other investments          250,000              -
    Changes in assets and liabilities:
      Investment in marketable securities          4,945,123       (466,760)
      Other assets                                  (942,757)        56,000
      Accounts payable and accrued expenses       (1,116,512)       904,274
      Due to securities broker                      (438,043)    (2,870,567)
      Obligations for securities sold             (1,463,838)         9,558
                                                  ----------     ----------
  Net cash used in operating activities           (1,274,404)    (3,952,765)
                                                  ----------     ----------

Cash flows from investing activities:
  Cash distributions from Justice Investors        3,262,896      4,392,360
  Other investments                                 (250,000)             -
                                                  ----------     ----------
  Net cash provided by investing activities        3,012,896      4,392,360
                                                  ----------     ----------

Cash flows from financing activities:
  Dividends paid                                    (367,091)      (367,091)
                                                  ----------     ----------
  Net cash used in financing activities             (367,091)      (367,091)
                                                  ----------     ----------
Net increase in cash and cash equivalents          1,371,401         72,504

Cash and cash equivalents at the beginning
 of the period                                       108,870         36,366
                                                  ----------     ----------
Cash and cash equivalents at the end of the
 period                                          $ 1,480,271    $   108,870
                                                  ==========     ==========

Supplemental information:
  Income taxes paid, net of refunds              $   500,000    $   698,000
                                                  ==========     ==========

  Margin interest paid                           $   118,173    $   277,606
                                                  ==========     ==========


See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.

                       NOTES TO THE FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business

As of June 30, 2002, Santa Fe Financial Corporation ("Santa Fe") owns approximately 68.8% of the outstanding common shares of Portsmouth Square, Inc. ("Portsmouth" or the "Company"). Portsmouth's primary source of revenue is from its 49.8% interest in Justice Investors, a California limited partnership in which Portsmouth serves as both a general and limited partner. Justice Investors owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California, commonly known as the Holiday Inn Financial District/Chinatown. Justice Investor's most significant income source is a lease between the partnership and Felcor Lodging Trust, Inc. for the hotel portion of the property. In addition, the partnership derives income from the lease of the garage portion of the property to Evon Garage Corporation. The Company also derives revenue from management fees for actively managing the hotel as a general partner and from the investment of its cash and securities assets.

Cash Equivalents

The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

Investment in Marketable Securities

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading securities with all unrealized gains and losses on the Company's investment portfolio recorded through the statement of operations.

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

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, restricted cash, marketable securities, other investments, prepaid expenses and other assets, accounts payable and liabilities approximates fair value.

Revenue Recognition

The Company's primary source of revenue is from its 49.8% interest in Justice Investors, a limited partnership which owns and leases a hotel in San Francisco, California, in which the Company is both a general and limited partner. The Company accounts for its investment in Justice Investors under the equity method.


Basic Earnings per Share

Basic earnings per share are calculated based upon the weighted average number of common shares outstanding during each fiscal year. As of June 30, 2002 and June 30, 2001, the Company did not have any potentially dilutive securities outstanding; and therefore, does not report diluted earnings per share.


Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Income Taxes

Deferred income taxes are determined using the liability method. A deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates. Deferred tax expense is the result of changes in the amount of deferred income taxes during the period.


Recently Issued Accounting Standards

In October 2001, the Financial Accounting Standards Board ("FASB" or the "Board") issued FASB Statement No. 144 ("FAS No. 144") Accounting for the Impairment or Disposal of Long-Lived Assets. The objectives of FAS No. 144 are to address significant issues relating to the implementation of FASB Statement No. 121 ("FAS No. 121), Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, and to develop a single accounting model, based on the framework established in FAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. FAS No. 144 must be adopted in the first quarter of fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of this statement will have a material impact on the Company's financial statements.


In July 2001, the FASB issued Statements on Financial Accounting Standards FAS No. 141 (Business Combination) and FAS No. 142 (Goodwill and Other Intangible Assets). FAS No. 141 among other things, eliminates the use of the pooling of interest method of accounting for business combination. Under the provision of FAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair value. FAS No. 141 is effective for all business combinations initiated after June 30, 2001. FAS No. 142 must be adopted in the first quarter of fiscal years beginning after December 15,

2001. The Company does not expect that the adoption of these statements will have a material impact on the Company's financial statements.


NOTE 2 - INVESTMENT IN JUSTICE INVESTORS

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

The partnership derives most of its income from a lease of its San Francisco, California hotel property to Felcor Lodging Trust, Inc. ("Felcor") and from a lease of the garage portion of the property to Evon. As a general partner, the Company is more active in monitoring and overseeing the operations of the hotel and parking garage. The Company also derives revenue from management fees for actively managing the hotel. Investment in Justice Investors is recorded on the equity basis.

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

Condensed financial statements for Justice Investors are as follows:



                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

As of June 30,                                                 2002
                                                            ----------
Assets
Total current assets                                       $   161,181
Property, plant and equipment, net of
  accumulated depreciation of $12,271,100                    4,304,583
Loan fees and deferred lease costs,
  net of accumulated amortization of $225,800                   84,612
                                                            ----------
    Total assets                                           $ 4,550,376
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $     4,202
Long term debt                                                 490,432
Partners' capital                                            4,055,742
                                                            ----------
    Total liabilities and partners' capital                $ 4,550,376
                                                            ==========

                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the twelve months ended June 30,           2002            2001
                                            ----------      ----------
Revenues                                   $ 5,180,311     $ 8,759,508
Costs and expenses                            (843,187)       (872,692)
                                            ----------      ----------
Net income                                 $ 4,337,124     $ 7,886,816
                                            ==========      ==========


NOTE 3 - INVESTMENT IN MARKETABLE SECURITIES

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

The Company's current investment portfolio as of June 30, 2002 is composed of following types of investment securities:

                                                     % of Total
                               Market Value           Portfolio
                               ------------           ---------
Fixed income:
  Corporate bonds              $   100,438               4.12%

Corporate securities:
  Common stocks                  1,905,168              78.12%
  Preferred stocks                 249,550              10.23%

REIT's                             181,900               7.46%

Warrants                             1,660               0.07%
                                ----------             -------

TOTAL SECURITIES ASSETS        $ 2,438,716             100.00%
                                ==========             =======

As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of June 30, 2002, the Company had obligations for securities sold (equities short) of $122,360.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net unrealized gains or losses included in earnings. Included in the net losses on marketable securities of $4,325,517 for the year ended June 30, 2002 are net unrealized losses of $1,515,189 and net realized losses of $2,810,328.

NOTE 4 - INCOME TAXES

The provision for income taxes benefit (expense) consists of the following:

For the year ended June 30,             2002           2001
                                     ----------     ----------
  Federal
    Current                         $    29,941    $(1,428,000)
    Deferred                          1,158,891        (27,697)
                                     ----------     ----------
                                      1,188,832     (1,455,697)
                                     ----------     ----------

  State
    Current                             (37,922)      (280,000)
    Deferred                             61,000        (20,002)
                                     ----------     ----------
                                         23,078       (300,002)
                                     ----------     ----------
                                    $ 1,211,910    $(1,755,699)
                                     ==========     ==========


A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

For the year ended June 30,               2002           2001
                                         ------         ------
  Statutory federal tax rate               34.0%          34.0%
  State income taxes, net of
   federal tax benefit                      6.0            6.8
  Other                                    (0.6)          (0.1)
                                         ------         ------
                                           39.4%          40.7%
                                         ======         ======


The components of the Company's deferred tax assets and (liabilities) as of June 30, 2002 are as follows:

  Net losses carryforward                           $ 701,684
  Unrealized losses on marketable securities          247,207
                                                     --------
  Net deferred tax asset                            $ 948,891
                                                     ========



NOTE 5 - SEGMENT INFORMATION

The Company operates in two reportable segments, the operation of Justice Investors and the investment of its cash and securities assets. These two operating segments, as presented in the financial statements, reflect how management internally reviews each segment's performance. Management also makes operational and strategic decisions based on this same information.

Information below represents reported segments for the years ended June 30, 2002 and 2001. Operating income from Justice Investors consist of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income (losses) for investment transactions consist of net investment gains (losses) and dividend and interest income.


Year ended                    Justice      Investment
June 30, 2002                Investors    Transactions     Other          Total
                            -----------   -----------   -----------   ------------
Operating income (losses)   $ 2,159,887   $(4,512,165)  $         -   $ (2,352,278)
Operating expenses                    -      (228,373)            -       (228,373)
                            -----------   -----------   -----------   ------------
Net operating
 Income (losses)              2,159,887    (4,740,538)            -     (2,580,651)

General and administrative
  expenses                            -             -      (543,052)      (543,052)
Other income                          -             -        48,114         48,114
Income tax benefit                    -             -     1,211,910      1,211,910
                            -----------   -----------   -----------   ------------
Net income (losses)         $ 2,159,887   $(4,740,538)  $   716,972   $ (1,863,679)
                            ===========   ===========   ===========   ============
Total Assets                $ 1,486,222   $ 2,538,716   $ 2,546,914   $  6,571,852
                            ===========   ===========   ===========   ============


Year ended                    Justice      Investment
June 30, 2001                Investors    Transactions     Other          Total
                            -----------   -----------   -----------   ------------
Operating income            $ 3,927,635   $ 1,169,253   $         -   $  5,096,888
Operating expenses                    -      (381,813)            -       (381,813)
                            -----------   -----------   -----------   ------------
Net operating
 Income                       3,927,635       787,440            -       4,715,075

General and administrative
  expenses                            -             -      (458,575)      (458,575)
Other income                          -             -        55,442         55,442
Income tax expense                    -             -    (1,755,699)    (1,755,699)
                            -----------   -----------   -----------   ------------
Net income(losses)          $ 3,927,635   $   787,440   $(2,158,832)  $  2,556,243
                            ===========   ===========   ===========   ============
Total Assets                $ 2,589,231   $ 8,999,028   $   232,756   $ 11,821,015
                            ===========   ===========   ===========   ============


NOTE 6 - RELATED PARTY TRANSACTIONS

Certain shared costs and expenses, primarily administrative salaries, rent and insurance are allocated among the Company, the Company's parent, Santa Fe Financial Corporation ("Santa Fe"), and The InterGroup Corporation ("InterGroup"), parent of Santa Fe, based on management's estimate of the pro rata utilization of resources. For the years ended June 30, 2002 and 2001, these expenses were approximately $126,450 and $106,864, respectively. Four of the Company's Directors serve as directors of InterGroup and three of the Company's Directors serve on the Board of Santa Fe.

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


Item 8. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure.

None.


                              PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information with respect to the
Directors and Executive Officers of the Company as of June 30, 2002:
<TABLE
<CAPTION
                                 Present
                                 Position           Director
     Name             Age     With the Company        Since      Term to Expire
------------------------------------------------------------------------------------
John V. Winfield      55      Chairman, President     1996       2002 Annual Meeting
                              and Chief Executive
                              Officer (1)

Jerold R. Babin       70      Director                1996       2002 Annual Meeting

Josef A. Grunwald     54      Director                1996       2002 Annual Meeting

John C. Love          62      Director (1)(2)         1998       2002 Annual Meeting

William J. Nance      58      Director (1)(2)         1996       2002 Annual Meeting

Michael G. Zybala     50      Vice President,
                              Secretary, Treasurer
                              and General Counsel     N/A         N/A

-----------------------------------------------

(1)  Member of Securities Investment Committee
(2)  Member of Audit Committee


BUSINESS EXPERIENCE:

The principal occupation and business experience during the last five years for each of the Directors and Executive Officers of the Company are as follows:

John V. Winfield - Mr. Winfield was first elected to the Board in May of 1996 and currently serves as the Company's Chairman of the Board, President and Chief Executive Officer. Mr. Winfield is also Chairman of the Board, President and Chief Executive Officer of Portsmouth's parent company Santa Fe Financial Corporation, having held those positions since April 1996. Mr. Winfield is Chairman of the Board, President and Chief Executive Officer of The InterGroup Corporation, a public company, and has held those positions since 1987. Mr. Winfield is also a director of Healthy Planet Products, Inc., a public company ("HPP"), having first been appointed as a Director in September 1997 and served as its Chairman from August 5, 1998 to August 13, 2002. Mr. Winfield also serves as Chairman of the Board of Etz Lavud, Ltd. a public company.

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

William J. Nance - Mr. Nance was first elected to the Board in May 1996. Mr. Nance is also a Director of Santa Fe. He is the President and CEO of Century Plaza Printers, Inc., a company he founded in 1979. He has also served as a consultant in the acquisition and disposition of multi-family and commercial real estate. Mr. Nance is a Certified Public Accountant and, from 1970 to 1976, was employed by Kenneth Leventhol & Company where he was a Senior Accountant specializing in the area of REITS and restructuring of real estate companies, mergers and acquisitions, and all phases of real estate development and financing. Mr. Nance is a Director of InterGroup and has held such positions since 1984. Mr. Nance also serves as a Director of HPP, having first been elected on August 5, 1998.

Michael G. Zybala - Mr. Zybala was appointed as Vice President and Secretary of the Company on February 20, 1998 and was appointed Treasurer on May 16, 2000. He is also Vice President, Secretary, Treasurer and General Counsel of Santa Fe. Mr. Zybala has served as the Company's General Counsel since 1995 and has represented the Company as its corporate counsel since 1978. Mr. Zybala is a Director of HPP and serves as the company's Secretary. He was appointed as a Director of HPP on June 17, 1998 and elected as Secretary on August 5, 1998. Mr. Zybala also serves as Assistant Secretary and counsel to InterGroup and served as its Vice President Operations from January 1999 to July 15, 2002.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and each beneficial owner of more than ten percent of the Common Stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2002 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.


Item 10.   Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Chief Executive Officer and any other qualifying Executive Officers and employees who earned more than $100,000 for all services rendered to the Company during the three most recent fiscal years.


                           SUMMARY COMPENSATION TABLE

                                         Annual Compensation
                              --------------------------------------------
                                                           Other Annual
Name and Principal Position    Year    Salary     Bonus    Compensation (1)
---------------------------    ----    ------     -----    ----------------

John V. Winfield               2002    $88,125     $ 0        $6,000
Chairman, President and        2001    $90,000     $ 0        $6,000
Chief Executive Officer        2000    $90,000     $ 0        $6,000

-----------------------

(1) Amounts shown reflect regular Directors fees. During fiscal years 2002, 2001 and 2000, the Company also paid annual premiums of $17,000 for a split dollar whole life insurance policy, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters

The following table sets forth, as of September 13, 2002, certain information with respect to the beneficial ownership of Common Stock owned by (i) those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock, (ii) each Director and Executive Officer, and (iii) all Directors and Executive Officers as a group.

Name and Address of                 Amount and Nature            Percent of
Beneficial Owner                   of Beneficial Owner(1)         Class (2)
-------------------                -------------------           ----------

John V. Winfield                              0                        *
820 Moraga Drive
Los Angeles, CA 90049

Jerold R. Babin                          48,345(3)                  6.6%
4 Embarcadero Center
Suite 2400
San Francisco, CA 94111

Josef A. Grunwald                             0                        *
820 Moraga Drive
Los Angeles, CA 90049

John C. Love                                  0                        *
820 Moraga Drive
Los Angeles, CA 90049

William J. Nance                              0                        *
820 Moraga Drive
Los Angeles, CA 90049

Michael G. Zybala                             0                        *
820 Moraga Drive
Los Angeles, CA 90049

Santa Fe Financial Corporation          505,207(4)                  68.8%
820 Moraga Drive
Los Angeles, CA 90049

All of the above as a group             553,552                     75.4%
---------------------------

* Ownership does not exceed 1%

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated based of 734,183 shares of Common Stock issued and outstanding as of September 13, 2002.

(3) Jerold R. Babin claims sole voting power over the 48,345 shares identified herein, of which he has sole dispositive power over 9,667 held in his retirement account. He claims shared dispositive power with his wife over the 38,478 shares which they hold as trustees of a family trust.

(4) Santa Fe Financial Corporation is the record and beneficial owner of 505,207 shares of the Common Shares of Portsmouth. As directors of Santa Fe, Messrs. Winfield, Nance and Love have the power to direct the vote of the shares of Portsmouth owned by Santa Fe.


Security Ownership of Management in Parent Corporation.

John V. Winfield is the beneficial owner of 49,400 shares of the common stock of Portsmouth's parent corporation, Santa Fe. The InterGroup Corporation is the beneficial owner of 596,996 shares of common stock and 63,600 shares of convertible, voting preferred stock of Santa Fe. Pursuant to a Voting Trust Agreement dated June 30, 1998, InterGroup also has the power to vote the 49,400 shares of common stock owned by Mr. Winfield giving it a total of 709,996 voting shares, which represents 57.2% of the voting power of Santa Fe. As President, Chairman of the Board and a 53.8% shareholder of InterGroup, Mr. Winfield has voting and dispositive power over the shares owned of record and beneficially by InterGroup. No other director or executive officer of Portsmouth has a beneficial interest in Santa Fe's shares.


Changes in Control Arrangements.

There are no arrangements that may result in a change in control of Portsmouth.

Securities Authorized for Issuance Under Equity Compensation Plans.

Portsmouth has no securities authorized for issuance under any equity compensation plans.


Item 12. Certain Relationships and Related Transactions

As of September 20, 2002, Santa Fe owned 68.8% of the common stock of Portsmouth, and InterGroup and John V. Winfield, in the aggregate, owned approximately 57.2% of the voting stock of Santa Fe. Certain costs and expenses, primarily salaries, rent and insurance, are allocated between the Company, Santa Fe, and InterGroup based on management's estimate of the utilization of resources. Effective June 30, 1998, certain accounting and administrative functions of the Company and its subsidiaries, were transferred to the Los Angeles, California offices of InterGroup. During the fiscal years ended June 30, 2002 and 2001, the Company made payments to InterGroup in the total amount of approximately $126,000 and $107,000, respectively, for administrative costs and reimbursement of direct and indirect costs associated with the management of the Company and its investments, including the partnership asset. During fiscal 2002 and 2001, the Company also paid annual consulting fees to an officer of InterGroup in the amount of $86,400 and $88,200, respectively.

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

In December 1998, the Board of Directors authorized the Company to obtain whole life insurance and split dollar insurance policies covering the Company's President and Chief Executive Officer, Mr. Winfield. During fiscal 2002 and 2001, the Company paid annual premiums of $17,000 for the split dollar whole life insurance policy, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

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

(a) Listing of Exhibits by Table Number
    -----------------------------------

Set forth below is an index of applicable exhibits filed with this report according to exhibit table number.

     Exhibit                                                    Page
     -------                                                    ----

     3.(i)  Articles of Incorporation                             *
       (ii) Bylaws (amended February 16, 2000)                    **

     4.     Instruments defining the rights of Security           *
            Holders, including indentures (see Articles of Incorporation and Bylaws)

    99.1 Certificates Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




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


(c) Financial Statements and Schedules Required by Regulation S-X

The following financial statements of Justice Investors are included in
Item 13:
                                                              PAGE
                                                              ----

Independent Auditor's Report                                    31

Balance Sheets -- December 31, 2001 and 2000                    32

Statements of Income and Partners' Capital - Years              33
  Ended December 31, 2001 and 2000

Statements of Cash Flows -- Years Ended                         34
  December 31, 2001 and 2000

Notes to Financial Statements -- December 31, 2001 and 2000     35


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                                    BPM
                           BURR, PILGER & MAYER LLP
                          ACCOUNTANTS AND CONSULTANTS

                       600 CALIFORNIA STREET, SUITE 1300
                           SAN FRANCISCO, CA 94108
                             TEL (415) 421-5757
                             FAX (415) 288-6288



                        Independent Auditors' Report
                        ----------------------------

To the Partners
Justice Investors
San Francisco, California

We have audited the accompanying balance sheets of Justice Investors (a limited partnership) as of December 31, 2001 and 2000, and the related statements of income and partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Justice Investors (a limited partnership) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Burr, Pilger & Mayer LLP


San Francisco, California
January 23, 2002

                           JUSTICE INVESTORS
                        (a limited partnership)

                             BALANCE SHEETS

                       December 31, 2001 and 2000
                       --------------------------
                                                        2001           2000
                                                        ----           ----
                                   ASSETS
                                   ------
Current assets:
  Cash and cash equivalents                         $  245,797     $        -
  Rents receivable                                   1,304,012      2,804,594
  Prepaid expenses                                       1,869          5,106
                                                     ---------      ---------
       Total current assets                          1,551,678      2,809,700
                                                     ---------      ---------
Property and equipment:
  Office equipment (net of accumulated
    depreciation of $5,553 in 2001 and 2000)                 -              -
  Building and improvements on operating
    leases(net of accumulated depreciation of
    $12,096,271 in 2001 and $11,740,344
    in 2000)                                         3,349,731      3,705,658
  Land                                               1,124,128      1,124,128
                                                     ---------      ---------
       Total property and equipment                  4,473,859      4,829,786
                                                     ---------      ---------
Other assets:
 Loan fees (net of accumulated amortization
   of $199,570 in 2001 and $170,005 in 2000)            88,687        118,251
 Deferred lease costs (net of accumulated
   amortization of $10,708 in 2001 and
   $9,231 in 2000)                                      11,447         12,924
                                                     ---------      ---------
       Total other assets                              100,134        131,175
                                                     ---------      ---------
                                                    $6,125,671     $7,770,661
                                                     =========      =========

                    LIABILITIES AND PARTNERS' CAPITAL
                    ---------------------------------

Current liabilities:
  Trade accounts payable and accrued expenses       $   48,521     $  104,393
  Rents received in advance                            206,250              -
  Accrued interest                                       2,349         13,391
  Due to partner                                        15,971              -
                                                     ---------      ---------
       Total current liabilities                       273,091        117,784
Long-term debt                                       1,000,000      2,400,000
                                                     ---------      ---------
       Total liabilities                             1,273,091      2,517,784
                                                     ---------      ---------
Commitment - lease commission.
Partners' capital                                    4,852,580      5,252,877
                                                     ---------      ---------
                                                    $6,125,671     $7,770,661
                                                     =========      =========
The accompanying notes are an integral part of these financial statements.

                           JUSTICE INVESTORS
                         (a limited partnership)

                STATEMENTS OF INCOME AND PARTNERS' CAPITAL

                  Years Ended December 31, 2001 and 2000
                  --------------------------------------

                                                       2001           2000
                                                       ----           ----
Rental income:
  Hotel                                            $ 5,206,656   $ 7,684,770
  Garage                                             1,385,425     1,478,668
  Other                                                  2,400         2,400
                                                     ---------     ---------
      Total rental income                            6,594,481     9,165,838
Interest income                                         10,682        27,883
Miscellaneous income                                   629,406             -
                                                     ---------     ---------
      Total revenues                                 7,234,569     9,193,721
                                                     ---------     ---------

Expenses:
  Interest                                              20,268        26,391
  Depreciation and amortization                        386,970       403,693
  Lease commission                                      52,066        76,848
  Property taxes                                        42,493        41,899
  General and administrative:
    Administrative expenses                            197,762       150,000
    Accounting fees                                      2,200         4,886
    Audit and tax preparation                           41,159        45,888
    Business taxes                                           -        27,029
    Bank charges                                         9,985         9,379
    Consultants                                         28,065         9,940
    Franchise taxes                                        800           800
    Insurance expense                                   44,910        40,880
    Legal fees                                          80,614        12,440
    Repairs and maintenance                              5,218             -
    Miscellaneous                                        2,356         2,387
                                                     ---------     ---------
      Total expenses                                   914,866       852,460
                                                     ---------     ---------

      Net income                                     6,319,703     8,341,261

Partners' capital at beginning of
  year                                               5,252,877     5,731,618

Less distributions to partners                      (6,720,000)   (8,820,002)
                                                     ---------     ---------
Partners' capital at end of year                   $ 4,852,580   $ 5,252,877
                                                     =========     =========

The accompanying notes are in integral part of these financial statements.

                                JUSTICE INVESTORS
                              (a limited partnership)
                              -----------------------

                             Statements of Cash Flows
                  for the years ended December 31, 2001 and 2000
                  ----------------------------------------------



                                                        2001          2000
                                                        ----          ----
Cash flows from operating activities:
  Net income                                        $ 6,319,703   $ 8,341,261
  Adjustments to reconcile net income to
     net cash provided by operating
     activities-depreciation and amortization           386,970       403,693
  Changes in operating assets and liabilities:
   Decrease (increase) in rents receivable            1,500,580      (605,696)
   Decrease in prepaid expenses                           3,237           115
   (Increase) decrease in trade accounts
     payable and accrued expenses                       (55,872)       58,874
   Increase (decrease) in rents received in advance     206,250      (206,250)
   Increase in due partner                               15,971             -
   (Decrease) increase in accrued interest              (11,042)        4,099
                                                      ---------     ---------
      Net cash provided by operating activities       8,365,797     7,996,096
                                                      ---------     ---------

Cash flows from financing activities:
  Distributions to partners                          (6,720,000)   (8,820,002)
  Net (payments) proceeds on long-term debt          (1,400,000)      808,453
                                                      ---------     ---------

      Net cash used in financing activities          (8,120,000)   (8,011,549)
                                                      ---------     ---------

      Net increase (decrease) in cash
        and cash equivalents                            245,797       (15,453)

Cash and cash equivalents at beginning of year                -        15,453
                                                      ---------     ---------

Cash and cash equivalents at end of year            $   245,797   $         -
                                                      =========     =========
Supplemental disclosures of cash flows
   information-cash paid during the year for
  Interest                                          $   31,310    $    22,292
                                                      ========      =========
  Franchise taxes                                   $      800    $       800
                                                      ========      =========



The accompanying notes are in integral part of these financial statements.

                            JUSTICE INVESTORS
                             (a limited partnership)
                              ---------------------

                          Notes to Financial Statements

1.  Organization
    ------------
Justice Investors, a Limited Partnership (the Partnership), was formed in 1967 to acquire real property in San Francisco, California, for the development and lease of hotel and related facilities. The leases became effective during 1970 upon completion of the hotel and parking garage. The lease of the hotel provides for the Partnership to receive certain percentages of hotel revenue, as defined, to December 31, 2004, with a five-year renewal option. The parking garage lease provides for payments of certain percentages of parking receipts to November 30, 2010.


2.  Summary of Significant Accounting Policies
    ------------------------------------------

Rents Receivable
----------------
Management believes that all rents receivable are fully collectible. Therefore, no allowance for doubtful accounts was recorded as of December 31, 2001.

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

Trade Accounts Payable
----------------------
The Partnership's banking system provides for the daily replenishment of bank accounts from the line of credit as checks are presented. Accordingly, included in trade accounts payable at December 31, 2001 is $59,254, representing the excess of outstanding checks over cash on deposit at the bank upon which the checks were drawn.

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

                               JUSTICE INVESTORS
                             (a limited partnership)
                              ---------------------

                     Notes to Financial Statements, Continued

Summary of Significant Accounting Policies, continued
-----------------------------------------------------

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.


3.  Long-Term Debt
    --------------
The Partnership has a revolving reducing line of credit agreement with a bank that is collateralized by the first deed of trust on the hotel land and property and the Partnership's interest in the hotel and garage leases. Balances accrue interest at either prime rate per annum or at LIBOR plus 2% per annum to a capped rate of 9.5% on balances up to $4,000,000. The outstanding balances under the agreement at December 31, 2001 and 2000 were $1,000,000 and $2,400,000, respectively. The balances were accruing interest at LIBOR plus 2% or 4.75% at December 31, 2001. The line of credit matures on December 31, 2004.

Under the terms of the agreement, the line of credit is subject to a declining maximum credit limit as follows:

    2002                                         5,419,302
    2003                                         4,970,590
    2004                                         4,470,275


4.  Minimum Future Rentals
    ----------------------
Minimum future rentals to be received under non-cancelable leases as of December 31, 2001 for each of the next five years and in the aggregate are:

                                  Hotel          Garage        Total
                                  -----          ------        -----
    2002                         2,500,000       261,000      2,761,000
    2003                         2,500,000       261,000      2,761,000
    2004                         2,500,000       261,000      2,761,000
    2005                                 -       261,000        261,000
    2006                                 -       261,000        261,000
    Subsequent to 2006                   -     1,022,250      1,022,250
                                ----------     ---------     ----------
                              $  7,500,000   $ 2,327,250   $  9,827,250
                                ==========     =========     ==========

                             JUSTICE INVESTORS
                             (a limited partnership)
                              ---------------------

                    Notes to Financial Statements, Continued



5.  Commitment - Lease Commission
    -----------------------------

The Partnership is obligated to pay a lease commission of 1 % of rentals received to December 31, 2004 plus Holiday Inn lease extension, if any, to December 31, 2010.


6.  Related Party Transactions
    --------------------------
Expenses were incurred for services rendered by related parties as follows:


                                                       2001           2000
                                                       ----           ----

         General partners                          $  197,762   $   150,000
         Legal services                                80,384        12,440
                                                    ---------    ----------
                                                   $  278,146   $   162,440
                                                    =========    ==========

The garage lessee, the managing general partner, paid the Partnership $1,385,425 and $1,478,668 during 2001 and 2000, respectively, under the terms of the rental agreement. Rents receivable from the garage lessee at December 31, 2001 and 2000 were $115,356 and $117,510, respectively. Accounts payable to general partners at December 31, 2001 and 2000 were $47,762 and $30,000, respectively.


7.  Concentration of Credit Risk
    ----------------------------

Revenue and Receivables
-----------------------
The Partnership earns rental revenues under two leases. Rents receivable at December 31, 2001 and 2000 consist of the amounts due under the leases as follows:

                                                       2001           2000
                                                       ----           ----

         Hotel receivable                         $  1,188,656   $  2,687,082
         Garage receivable                             115,356        117,510
                                                   -----------    -----------
                                                  $  1,304,012   $  2,804,592
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

Date: September 27, 2002                      by /s/ John V. Winfield
      ------------------                         ---------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer

Date: September 27, 2002                      by /s/ Michael G. Zybala
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


Date: September 27, 2002              /s/ John V. Winfield
      ------------------              ---------------------------------------
                                      John V. Winfield, Chairman of the Board,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


Date: September 27, 2002              /s/ Jerold R. Babin
      ------------------              ---------------------------------------
                                      Jerold R. Babin,
                                      Director


Date: September 27, 2002              /s/ Josef A. Grunwald
      ------------------              ---------------------------------------
                                      Josef A. Grunwald,
                                      Director

Date: September 27, 2002              /s/ John C. Love
      ------------------              ---------------------------------------
                                      John C. Love
                                      Director


Date: September 27, 2002              /s/ William J. Nance
      ------------------              ---------------------------------------
                                      William J. Nance,
                                      Director

                             CERTIFICATIONS


I, John V. Winfield, certify that:

1. I have reviewed this annual report on Form 10-KSB of Portsmouth Square, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements are made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material aspects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  September 27, 2002


/s/ John V. Winfield
------------------------------
John V. Winfield, President
Chief Executive Officer


______________________________________________________________________________



I, Michael G. Zybala, certify that:

1. I have reviewed this annual report on Form 10-KSB of Portsmouth Square, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements are made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material aspects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  September 27, 2002


/s/ Michael G. Zybala
--------------------------------
Michael G. Zybala, Vice President,
Secretary and Treasurer
(Acting Principal Accounting and
Financial Officer)