Form 10QSB
period 2002-09-30
PORTSMOUTH SQUARE INC
filed 2002-11-14
CIK 79661

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                               FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 2002

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

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 734,183 shares of issuer's No Par Value Common Stock were outstanding as of November 11, 2002.

   Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                     INDEX

                             PORTSMOUTH SQUARE, INC.


PART I. FINANCIAL INFORMATION                                         PAGE
                                                                      ----
Item 1. Financial Statements

  Balance Sheet - September 30, 2002 (Unaudited)                        3

  Statements of Operations (Unaudited)- Three Months ended
    September 30, 2002 and September 30, 2001                           4

  Statements of Cash Flows (Unaudited)- Three Months ended
    September 30, 2002 and September 30, 2001                           5

  Notes to Financial Statements                                         6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            11

Item 3. Controls and Procedures                                        15


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                               15

SIGNATURES                                                             16

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             PORTSMOUTH SQUARE, INC.
                                 BALANCE SHEET
                                  (Unaudited)
As of September 30,                                          2002
                                                          ----------

Assets

  Cash and cash equivalents                              $ 2,065,248
  Investment in marketable securities                      1,168,347
  Investment in Justice Investors                          1,483,525
  Other investments                                          100,000
  Deferred income tax asset                                1,449,542
  Other assets                                               106,285
                                                          ----------
Total assets                                             $ 6,372,947
                                                          ==========

Liabilities and Shareholders' Equity

Liabilities
  Obligations for securities sold                        $   253,727
  Accounts payable and other liabilities                     111,153
                                                          ----------
Total liabilities                                            364,880
                                                          ----------
Commitments and contingencies

Shareholders' equity:
  Common stock, no par value:
    Authorized shares - 750,000
    Issued and outstanding shares - 734,183                2,092,300
  Additional paid-in capital                                 915,676
  Retained earnings                                        3,000,091
                                                          ----------

Total shareholders' equity                                 6,008,067
                                                          ----------

Total liabilities and shareholders' equity               $ 6,372,947
                                                          ==========


See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


For the three months ended September 30,             2002           2001
                                                  ----------     ----------
Revenues
  Equity in net income of Justice
   Investors                                      $  499,287    $ 1,088,400
  Net losses on marketable securities               (717,465)    (2,094,977)
  Dividend and interest income                        26,040         21,317
  Other income                                        15,221         13,102
                                                  ----------     ----------
                                                    (176,917)      (972,158)
                                                  ----------     ----------

Cost and expenses
  General and administrative                        (112,718)      (109,139)
  Margin interest, trading and
   management expenses                               (16,460)       (57,111)
                                                  ----------     ----------
                                                    (129,178)      (166,250)
                                                  ----------     ----------

Loss before income taxes                            (306,095)    (1,138,408)

Provision for income tax benefit                     125,009        503,650
                                                  ----------     ----------
Net loss                                         $  (181,086)   $  (634,758)
                                                  ==========     ==========

Basic loss per share                             $     (0.25)   $     (0.86)
                                                  ==========     ==========

Weighted average number of
  shares outstanding                                 734,183        734,183
                                                  ==========     ==========


See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)


For the three months ended September 30,             2002           2001
                                                  ----------     ----------
Cash flows from operating activities:
  Net loss                                       $  (181,086)   $  (634,758)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Equity in net income of Justice Investors       (499,287)    (1,088,400)
    Net unrealized (gains)losses on
     marketable securities                          (357,361)     2,039,887
    Changes in assets and liabilities:
      Investment in marketable securities          1,627,730      2,961,356
      Deferred income taxes and other assets        (489,184)      (474,670)
      Accounts payable and other liabilities          34,360       (404,324)
      Due to securities broker                             -       (438,043)
      Obligations for securities sold                131,367       (597,758)
                                                  ----------     ----------
  Net cash provided by operating activities          266,539      1,363,290
                                                  ----------     ----------

Cash flows from investing activities:
  Cash distributions from Justice Investors          501,984        627,480
                                                  ----------     ----------
  Net cash provided by investing activities          501,984        627,480
                                                  ----------     ----------

Cash flows from financing activities:
  Dividends paid                                    (183,546)      (183,546)
                                                  ----------     ----------
  Net cash used in financing activities             (183,546)      (183,546)
                                                  ----------     ----------
Net increase in cash and cash equivalents            584,977      1,807,224

Cash and cash equivalents at the beginning
 of the period                                     1,480,271        108,870
                                                  ----------     ----------
Cash and cash equivalents at the end of the
 period                                          $ 2,065,248    $ 1,916,094
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

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the year ended June 30, 2002.

The results of operations for the three months ended September 30, 2002 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2003.



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

Condensed financial statements for Justice Investors are as follows:


                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

As of September 30,                                            2002
                                                            ----------
Assets
Total current assets                                       $   310,006
Property, plant and equipment, net of
  accumulated depreciation of $12,355,738                    4,423,588
Loan fees and deferred lease costs,
  net of accumulated amortization of $233,560                   76,852
                                                            ----------
    Total assets                                           $ 4,810,446
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $   760,181
Partners' capital                                            4,050,265
                                                            ----------
    Total liabilities and partners' capital                $ 4,810,446
                                                            ==========


                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30,       2002            2001
                                            ----------      ----------
Revenues                                   $ 1,191,473     $ 2,384,501
Costs and expenses                            (188,888)       (198,959)
                                            ----------      ----------
Net income                                 $ 1,002,585     $ 2,185,542
                                            ==========      ==========


3.  Investment in Marketable Securities
-----------------------------------

The Company's investment portfolio consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies, where financial benefit could inure to its shareholders through income and/or capital gain. The Company may also use options and futures to hedge concentrated stock positions and index futures to hedge against market risk and enhance the performance of the Company's portfolio while reducing the overall portfolio's risk and volatility.

The Company's current investment portfolio as of September 30, 2002 is composed of following types of investment securities:

                                                        % of Total
                                    Market Value         Portfolio
                                    ------------         ---------
Fixed income:
  Corporate bonds                   $    50,438              4.3%

Corporate securities:
  Common stocks                         830,190             71.0%
  Preferred stocks                      287,000             24.6%


Options                                     719              0.1%
                                     ----------           -------

TOTAL SECURITIES ASSETS             $ 1,168,347            100.0%
                                     ==========           =======

As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of September 30, 2002, the Company had obligations for securities sold on equities short of $253,727.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net unrealized gains or losses included in earnings. Included in the net losses on marketable securities of $717,465 for the three months ended September 30, 2002 are net unrealized gains of $357,361 and net realized losses of $1,074,826.



4.  Segment Information

The Company operates in two reportable segments, the operation of Justice Investors and the investment of its cash and securities assets. These two operating segments, as presented in the financial statements, reflect how management internally reviews each segment's performance. Management also makes operational and strategic decisions based on this same information.

Information below represents reporting segments for the three months ended September 30, 2002 and the three months ended September 30, 2001. Operating income from Justice Investors consists of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income(losses) for investment transactions consist of net investment gains(losses)and dividend and interest income.



Three months ended            Justice      Investment
September 30, 2002           Investors    Transactions     Other          Total
                            -----------   -----------   -----------   ------------
Operating income (loss)     $   499,287   $  (691,425)  $         -   $   (192,138)
Operating expenses                    -       (16,460)            -        (16,460)
                            -----------   -----------   -----------   ------------
Net operating
 Income(loss)                   499,287      (707,885)            -       (208,598)

General and administrative
  expenses                            -             -      (112,718)      (112,718)
Other income                          -             -        15,221         15,221
Income tax benefit                    -             -       125,009        125,009
                            -----------   -----------   -----------   ------------
Net income (loss)           $   499,287   $  (707,885)  $    27,512  $    (181,086)
                            ===========   ===========   ===========   ============
Total Assets                $ 1,483,525   $ 1,268,347   $ 3,621,075   $  6,372,947
                            ===========   ===========   ===========   ============


Three months ended            Justice      Investment
September 30, 2001          Investors    Transactions     Other          Total
                            ---------    ------------   -----------   ------------
Operating income(loss)      $ 1,088,400   $(2,073,660)  $         -   $   (985,260)
Operating expenses                    -       (57,111)            -        (57,111)
                            -----------   -----------   -----------   ------------
Net operating
 Income(loss)                 1,088,400    (2,130,771)            -     (1,042,371)

General and administrative
  expenses                            -             -      (109,139)      (109,139)
Other income                          -             -        13,102         13,102
Income tax benefit                    -             -       503,650        503,650
                            -----------   -----------   -----------   ------------
Net income (loss)           $ 1,088,400   $(2,130,771)  $   407,613   $   (634,758)
                            ===========   ===========   ===========   ============
Total Assets                $ 3,050,151   $ 3,997,785   $ 2,514,650   $  9,562,586
                            ===========   ===========   ===========   ============

5.  Related Party Transactions
    --------------------------

Certain shared costs and expenses, primarily administrative salaries, rent and insurance are allocated among the Company, the Company's parent, Santa Fe Financial Corporation ("Santa Fe"), and The InterGroup Corporation ("InterGroup"), parent of Santa Fe, based on management's estimate of the pro rata utilization of resources. For the three months ended September 30, 2002, these expenses were approximately $21,664. Four of the Company's Directors serve as directors of InterGroup and three of the Company's Directors serve on the Board of Santa Fe.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, such as the impact of terrorism and war on the national and international economies, including tourism and securities markets, general economic conditions and increased competition in the hotel industry in the San Francisco area, partnership distributions, securities markets, litigation and other factors, including natural disasters, and those discussed below and in the Company's Form 10-KSB for the year ended June 30, 2002, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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


Three Months Ended September 30, 2002 Compared to Three Months
Ended September 30, 2001

The Company had a decrease in net losses to $181,086 for the three months ended September 30, 2002 from net losses of $634,758 for the three months ended September 30, 2001. This was primarily due to the decrease in net losses on marketable securities, the decrease in expenses, partially offset by the decrease in equity income of Justice Investors.

Net losses on marketable securities decreased to $717,465 for the three months ended September 30, 2002 from losses of $2,094,977 for the three months ended September 30, 2001. For the three months ended September 30, 2002, the Company had net unrealized gains of $357,361 and net realized losses of $1,074,826. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the section below.

The decrease in equity in net income of Justice Investors to $499,287 from $1,088,400 is attributable to a $600,000 arbitration settlement payment from the hotel lessee in the first quarter of fiscal 2001, of which approximately $300,000 impacted equity in net income of Justice Investors. In addition, the terrorist attacks of September 11, 2001 had a dramatic impact on tourism and the hospitality industry. Those events, coupled with the weak economy and increased competition in the hotel industry in San Francisco, have resulted in a decline in hotel revenues. Average daily room rates declined 29% to $94 from $133 in the prior year's quarter, while average occupancy increased 5% to 81% from 77% in the prior year's quarter. The small increase in occupancy rate compared to the prior year period was attributable to a significant decline in occupancy from September 11, 2001 to the end of that quarter.

Dividend and interest income increased to $26,040 from $21,317 as a result of increased investment dividend yielding securities. Margin interest, trading and management expenses decreased to $16,460 from $57,111, which was due to lower management expenses and the maintenance of lower average daily margin balances during the current quarter. Management expenses decreased as a result of the termination of the third party managers in November 2001. Margin interest expense decreased to $10,272 for the three months ended September 30, 2002 from $25,140 for the three months ended September 30, 2001.

Income taxes decreased to a tax benefit of $125,009 from tax benefit of $503,650, due to the lower net loss produced in the current quarter.


MARKETABLE SECURITIES

The Company invests from time to time in corporate debt and equity securities, mortgage backed securities, securities issued by REIT's and other companies, which invest primarily in real estate. The following table sets forth the composition of the Company's investment securities portfolio as of September 30, 2002:

                                                        % of Total
                                    Market Value         Portfolio
                                    ------------         ---------
Fixed income:
  Corporate bonds                   $    50,438              4.3%

Corporate securities:
  Common stocks                         830,190             71.0%
  Preferred stocks                      287,000             24.6%


Options                                     719              0.1%
                                     ----------           -------

TOTAL SECURITIES ASSETS             $ 1,168,347            100.0%
                                     ==========           =======

The following table shows the composition of the Company's investment securities portfolio by selected industry groups as of September 30, 2002.


                                                             % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Metal and auto manufacturers            184,774               15.8%
   Telecommunication                       462,200               39.6%
   Energy                                   77,480                6.6%
   Retail/Wholesale                         52,650                4.5%
   Computer/Technologies                    20,448                1.8%
   Electric and Other Services             370,795               31.7%
                                        ----------              ------
                                       $ 1,168,347              100.0%
                                        ==========              ======

The Company's investment portfolio is diversified with 20 different equity positions. Only five individual equity securities comprise more than 5% of the equity value of the portfolio, with the largest being 25% The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.


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

As a result of the significant decline in partnership revenues due to the slowdown in the San Francisco area economy, increased competition and the continuing impact that the terrorist attacks of September 11, 2001 have had on tourism and the hospitality industry, Justice Investors cut the monthly distribution to its limited partners by 20%, effective with the May 2002 distribution. As a result, Portsmouth's monthly distributions were reduced by $41,832 to $167,328. The limited partners have also been advised that it is unlikely that there will be any year-end special distribution in December 2002 if hotel occupancy and room rates do not improve, and further cuts in the monthly distributions may have to be made in the future. The general partners will continue to review and analyze the operations of the hotel to determine and appropriate monthly distribution. For the quarter ended September 30, 2002 the Company received cash distributions of $501,984 from the Justice Investors.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the statement of income.

In July 2002, Justice Investors entered into a lease with Tru Spa, LLC of approximately 4,000 square feet of space on the lobby level of the hotel for the construction and operation of a health and beauty spa. The term of the lease is for ten years commencing on May 1, 2003 or as soon as all of the improvements are completed, with a five year option to extend the term. The lease provides for minimum monthly rent of $6,767, additional rent of $2,072 (up to a total of $250,000 to help defray certain relocation construction costs) and other tenant fees. Justice will be responsible for up to $700,000 in leasehold improvements, which will be paid using the partnership's line of credit. It is expected that the spa lease will be essentially revenue neutral to the partnership, but should help the hotel to be more competitive in a difficult marketplace by providing greater amenities to its guests.

The hotel industry in San Francisco was particularly hard hit by the impact that the terrorist attacks had on tourism and the hospitality industry in general. The impact of those attacks coupled with the slow down in the economy and increased competition have made for a very challenging environment. Because of this, the economic recovery in the Bay Area has lagged behind that of many other cities. Although the Company has suffered a significant decline in revenues as a result of those events, management believes that the net cash flow generated from future operating activities and its capital resources will be adequate to meet its current and future obligations.

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


Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The management of the Company, including the Chief Executive Officer and the Treasurer (serving as Chief Financial Officer), have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-QSB (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Valuation Date, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

(b) Changes in internal controls.

Subsequent to the date of the evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, nor were there any corrective actions required with regard to significant deficiencies and material weaknesses.


                      PART II.    OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibit 99.1 - Certificates Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Registrant did not file any reports on Form 8-K during the period covered by this report.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               PORTSMOUTH SQUARE, INC.
                                                     (Registrant)


Date: November 13, 2002                    by /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: November 13, 2002                    by /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala,
                                              Vice President, Treasurer
                                              and Secretary


Date: November 13, 2002                    by /s/ Arnold Acebes
                                              --------------------------
                                              Arnold Acebes
                                              Controller
                                             (Principal Accounting Officer)


                                  CERTIFICATIONS


I, John V. Winfield, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Portsmouth Square, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for registrant's auditors and material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002                       /s/ John V. Winfield
                                                   ----------------------
                                                   John V. Winfield
                                                   President and Chief
                                                   Executive Officer
_____________________________________________________________________________


I, Michael G. Zybala, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Portsmouth Square, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for registrant's auditors and material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002                        /s/ Michael G. Zybala
                                                   ----------------------
                                                    Michael G. Zybala
                                                    Vice President, Secretary
                                                    and Treasurer (serving as
                                                    Chief Financial Officer)