Form 10QSB
period 2002-12-31
PORTSMOUTH SQUARE INC
filed 2003-02-14
CIK 79661

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                               FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended December 31, 2002

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

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 734,183 shares of issuer's No Par Value Common Stock were outstanding as of February 13, 2003.

   Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                     INDEX

                             PORTSMOUTH SQUARE, INC.


PART I. FINANCIAL INFORMATION                                         PAGE
                                                                      ----
Item 1. Financial Statements

  Balance Sheet - December 31, 2002 (Unaudited)                        3

  Statements of Operations (Unaudited)- Three Months ended
    December 31, 2002 and December 31, 2001                            4

  Statements of Operations (Unaudited)- Six Months ended
    December 31, 2002 and December 31, 2001                            5

  Statements of Cash Flows (Unaudited)- Six Months ended
    December 31, 2002 and December 31, 2001                            6

  Notes to Financial Statements                                        7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            12

Item 3. Controls and Procedures                                        17


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                               17

SIGNATURES                                                             18

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             PORTSMOUTH SQUARE, INC.
                                 BALANCE SHEET
                                  (Unaudited)
As of December 31,                                           2002
                                                          ----------

Assets

  Cash and cash equivalents                              $   667,515
  Investment in marketable securities                      5,277,357
  Investment in Justice Investors                          1,352,985
  Other investments                                          100,000
  Deferred income tax asset                                  948,891
  Other assets                                               356,419
                                                          ----------
Total assets                                             $ 8,703,167
                                                          ==========

Liabilities and Shareholders' Equity

Liabilities
  Due to securities broker                               $ 1,835,095
  Obligations for securities sold                            468,048
  Accounts payable and other liabilities                      89,286
                                                          ----------
Total liabilities                                          2,392,429
                                                          ----------
Commitments and contingencies

Shareholders' equity:
  Common stock, no par value:
    Authorized shares - 750,000
    Issued and outstanding shares - 734,183                2,092,300
  Additional paid-in capital                                 915,676
  Retained earnings                                        3,302,762
                                                          ----------

Total shareholders' equity                                 6,310,738
                                                          ----------

Total liabilities and shareholders' equity               $ 8,703,167
                                                          ==========

See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


For the three months ended December 31,              2002           2001
                                                  ----------     ----------
Revenues
  Equity in net income of Justice
   Investors                                      $  371,444     $  297,016
  Net gains on marketable securities                 265,944        298,197
  Dividend and interest income                        16,991          3,315
  Other income                                         7,458          9,765
                                                  ----------     ----------
                                                     661,837        608,293
                                                  ----------     ----------

Cost and expenses
  General and administrative                        (128,122)      (128,505)
  Margin interest, trading and
   management expenses                               (23,036)       (18,826)
                                                  ----------     ----------
                                                    (151,158)      (147,331)
                                                  ----------     ----------

Income before income taxes                           510,679        460,962

Provision for income tax expense                    (208,009)      (261,650)
                                                  ----------     ----------
Net income                                       $   302,670    $   199,312
                                                  ==========     ==========

Basic earnings per share                         $      0.41    $      0.27
                                                  ==========     ==========

Weighted average number of
  shares outstanding                                 734,183        734,183
                                                  ==========     ==========


See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


For the six months ended December 31,                2002           2001
                                                  ----------     ----------
Revenues
  Equity in net income of Justice
   Investors                                      $  870,731    $ 1,385,416
  Net losses on marketable securities               (451,521)    (1,796,780)
  Dividend and interest income                        43,031         24,632
  Other income                                        22,679         22,867
                                                  ----------     ----------
                                                     484,920       (363,865)
                                                  ----------     ----------

Cost and expenses
  General and administrative                        (240,840)      (237,644)
  Margin interest, trading and
   management expenses                               (39,495)       (75,937)
                                                  ----------     ----------
                                                    (280,335)      (313,581)
                                                  ----------     ----------

Income(loss) before income taxes                     204,585       (677,446)

Provision for income tax (expense)benefit            (83,000)       242,000
                                                  ----------     ----------
Net income(loss)                                 $   121,585   $   (435,446)
                                                  ==========     ==========

Basic earnings(loss) per share                   $      0.17   $      (0.59)
                                                  ==========     ==========

Weighted average number of
  shares outstanding                                 734,183        734,183
                                                  ==========     ==========


See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)


For the six months ended December 31,                2002           2001
                                                  ----------     ----------
Cash flows from operating activities:
  Net income (loss)                              $   121,585   $   (435,446)
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
    Equity in net income of Justice Investors       (870,731)    (1,385,416)
    Net unrealized (gains) losses on
     marketable securities                          (777,088)       762,467
    Changes in assets and liabilities:
      Investment in marketable securities         (2,061,553)    (1,100,658)
      Deferred income taxes and other assets        (238,667)         6,814
      Accounts payable and other liabilities          12,493     (1,151,825)
      Due to securities broker                     1,835,095      4,719,717
      Obligations for securities sold                345,688     (1,586,198)
                                                  ----------     ----------
  Net cash provided by operating activities       (1,633,178)      (170,545)
                                                  ----------     ----------

Cash flows from investing activities:
  Cash distributions from Justice Investors        1,003,968      2,091,600
                                                  ----------     ----------
  Net cash provided by investing activities        1,003,968      2,091,600
                                                  ----------     ----------

Cash flows from financing activities:
  Dividends paid                                    (183,546)      (183,546)
                                                  ----------     ----------
  Net cash used in financing activities             (183,546)      (183,546)
                                                  ----------     ----------
Net (decrease) increase in cash and
  cash equivalents                                  (812,756)     1,737,509

Cash and cash equivalents at the beginning
  of the period                                    1,480,271        108,870
                                                  ----------     ----------
Cash and cash equivalents at the end of the
 period                                          $   667,515    $ 1,846,379
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

The results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2003.



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

The partnership derives most of its income from a lease of its San Francisco, California hotel property to Felcor Lodging Trust, Inc. ("Felcor") and from a lease of the garage portion of the property to Evon. As a general partner, the Company is active in monitoring and overseeing the operations of the hotel and parking garage. The Company also derives revenue from management fees for actively managing the hotel. Investment in Justice Investors is recorded on the equity basis.

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

Condensed financial statements for Justice Investors are as follows:


                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

As of December 31,                                            2002
                                                            ----------
Assets
Total current assets                                       $   248,240
Property, plant and equipment, net of
  accumulated depreciation of $12,440,376                    4,616,710
Loan fees and deferred lease costs,
  net of accumulated amortization of $241,320                   69,092
                                                            ----------
    Total assets                                           $ 4,934,042
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $ 1,145,841
Partners' capital                                            3,788,201
                                                            ----------
    Total liabilities and partners' capital                $ 4,934,042
                                                            ==========


                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the three months ended December 31,           2002            2001
                                            ----------      ----------
Revenues                                   $   901,594     $   838,683
Costs and expenses                            (155,722)       (242,265)
                                            ----------      ----------
Net income                                 $   745,872     $   596,418
                                            ==========      ==========


For the six months ended December 31,           2002            2001
                                            ----------      ----------
Revenues                                   $ 2,093,067     $ 3,223,184
Costs and expenses                            (344,610)       (441,224)
                                            ----------      ----------
Net income                                 $ 1,748,457     $ 2,781,960
                                            ==========      ==========

3.  Investment in Marketable Securities
-----------------------------------

The Company's investment in marketable securities consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies, where financial benefit could inure to its shareholders through income and/or capital gain. The Company may also use options and futures to hedge concentrated stock positions and index futures to hedge against market risk and enhance the performance of the Company's portfolio while reducing the overall portfolio's risk and volatility.

The Company's marketable securities portfolio as of December 31, 2002 is composed of following types of securities:

                                                        % of Total
                                    Market Value         Portfolio
                                    ------------         ---------
Fixed income:
  Corporate bonds                   $    50,000              1.0%

Corporate securities:
  Common stocks                       4,709,357             89.2%
  Preferred stocks                      518,000              9.8%
                                     ----------           -------

Total marketable securities         $ 5,277,357            100.0%
                                     ==========           =======

As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of December 31, 2002, the Company had obligations for securities sold (equities short) of $468,048.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net unrealized gains or losses included in earnings.

Included in the net gains on marketable securities of $265,944 for the three months ended December 31, 2002 are net unrealized gains of $419,727 and net realized losses of $153,783. Included in the net gains on marketable securities of $298,197 for the three months ended December 31, 2001 are net unrealized gains of $1,277,420 and net realized losses of $979,223.

Included in the net losses on marketable securities of $451,521 for the six months ended December 31, 2002 are net unrealized gains of $777,088 and net realized losses of $1,228,609. Included in the net losses on marketable securities of $1,796,780 for the six months ended December 31, 2001 are net unrealized losses of $762,467 and net realized losses of $1,034,313.

4.  Segment Information

The Company operates in two reportable segments, the operation of Justice Investors and the investment of its cash and securities assets. These two operating segments, as presented in the financial statements, reflect how management internally reviews each segment's performance. Management also makes operational and strategic decisions based on this same information.


Information below represents reporting segments for the three and six months ended December 31, 2002 and the three and six months ended December 31, 2001. Operating income from Justice Investors consists of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income(losses) for investment transactions consist of net investment gains(losses)and dividend and interest income.


Three months ended              Justice   Investment
December 31, 2002             Investors  Transactions      Other          Total
                            -----------   -----------   -----------   ------------
Operating income            $   371,444   $   282,935   $         -  $     654,379
Operating expenses                    -       (23,036)            -        (23,036)
                            -----------   -----------   -----------   ------------
Net operating income            371,444       259,899            -         631,343

General and administrative
  expenses                            -             -      (128,122)      (128,122)
Other income                          -             -         7,458          7,458
Income tax expense                    -             -      (208,009)      (208,009)
                            -----------   -----------   -----------   ------------
Net income(loss)            $   371,444   $   259,899   $  (328,673)  $    302,670
                            ===========   ===========   ===========   ============
Total Assets                $ 1,352,985   $ 5,377,357   $ 1,972,825   $  8,703,167
                            ===========   ===========   ===========   ============

Three months ended            Justice     Investment
December 31, 2001            Investors   Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating income            $   297,016   $   301,512   $         -   $    598,528
Operating expenses                    -       (18,826)            -        (18,826)
                            -----------   -----------   -----------   ------------
Net operating income            297,016       282,686             -        579,702

General and administrative
  expenses                            -             -      (128,505)      (128,505)
Other income                          -             -         9,765          9,765
Income tax expense                    -             -      (261,650)      (261,650)
                            -----------   -----------   -----------   ------------
Net income(loss)            $   297,016   $   282,686   $  (380,390)  $    199,312
                            ===========   ===========   ===========   ============
Total Assets                $ 1,883,047   $ 9,337,219   $ 1,963,451   $ 13,183,717
                            ===========   ===========   ===========   ============


Six months ended               Justice    Investment
December 31, 2002             Investors  Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating income (loss)     $   870,731   $  (408,490)  $         -   $    462,241
Operating expenses                    -       (39,495)            -        (39,495)
                            -----------   -----------   -----------   ------------
Net operating
 income (loss)                  870,731      (447,985)            -        422,746

General and administrative
  expenses                            -             -      (240,840)      (240,840)
Other income                          -             -        22,679         22,679
Income tax expense                    -             -       (83,000)       (83,000)
                            -----------   -----------   -----------   ------------
Net income (loss)           $   870,731   $  (447,985)  $  (301,161)  $    121,585
                            ===========   ===========   ===========   ============
Total Assets                $ 1,352,985   $ 5,377,357   $ 1,972,825   $  8,703,167
                            ===========   ===========   ===========   ============

Six months ended              Justice     Investment
December 31, 2001            Investors   Transactions     Other          Total
                            -----------  ------------   -----------   ------------
Operating income (loss)     $ 1,385,416   $(1,772,148)  $        -    $  (386,732)
Operating expenses                    -       (75,937)            -        (75,937)
                            -----------   -----------   -----------   ------------
Net operating
 income (loss)                1,385,416    (1,848,085)            -       (462,669)
General and administrative
  expenses                            -             -      (237,644)      (237,644)
Other income                          -             -        22,867         22,867
Income tax benefit                    -             -       242,000        242,000
                            -----------   -----------   -----------   ------------
Net income (loss)           $ 1,385,416   $(1,848,085)  $    27,223  $    (435,446)
                            ===========   ===========   ===========   ============
Total Assets                $ 1,883,047   $ 9,337,219   $ 1,963,451   $ 13,183,717
                            ===========   ===========   ===========   ============

5.  Related Party Transactions
    --------------------------

Certain shared costs and expenses, primarily administrative salaries, rent and insurance are allocated among the Company, the Company's parent, Santa Fe Financial Corporation ("Santa Fe"), and The InterGroup Corporation ("InterGroup"), parent of Santa Fe, based on management's estimate of the pro rata utilization of resources. For the three and six months ended December 31, 2002, these expenses were approximately $21,662 and $43,324. Four of the Company's Directors serve as directors of InterGroup and three of the Company's Directors serve on the Board of Santa Fe.

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

Three Months Ended December 31, 2002 Compared to Three Months
Ended December 31, 2001

The Company had an increase in net income to $302,670 for the three months ended December 31, 2002 from net income of $199,312 for the three months ended December 31, 2001. This was primarily due to the increase in equity income from Justice Investors, an increase in dividend and interest income partially offset by the decrease in net gains on marketable securities.

The increase in equity in net income of Justice Investors to $371,444 from $297,016 is primarily due to three factors. Approximately $55,000 of that increase is attributable to additional revenue related to the year-end hotel rent calculation. Approximately $50,000 of the increase was due to legal and consulting expenses related to an arbitration proceeding in the prior year. These amounts were partially offset by a decline in hotel revenues. The recovery of the tourism and the hospitality industry has been especially slow in San Francisco due to the continued weak economy in the Bay Area. In addition, the hotel has faced increased competition from new properties and from higher end properties that have cut room rates in an effort to keep their share of a declining market. For the three months ended December 31, 2002, average daily room rates decreased 18% to $89 from $108 in the prior year's quarter, while average occupancy increased 11% to 62% from 56% in the prior year's quarter.

Net gains on marketable securities decreased to $265,944 for the three months ended December 31, 2002 from $298,197 for the three months ended December 31, 2001. For the three months ended December 31, 2002, the Company had net unrealized gains of $419,727 and net realized losses of $153,783. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the section below.

Dividend and interest income increased to $16,991 from $3,315 as a result of increased investment dividend yielding securities.

Income taxes decreased to $208,009 from $261,650 as result of a deferred tax catch-up recognized in the prior related to unrealized gains on marketable securities.


Six Months Ended December 31, 2002 Compared to Six Months
Ended December 31, 2001

The Company had net income of $121,585 for the six months ended December 31, 2002 as compared a net loss of $435,446 for the six months ended December 31, 2001. This change was primarily due to the decrease in net losses on marketable securities, an increase in dividend and interest income offset by the decrease in equity income from Justice Investors.

Net losses on marketable securities decreased to $451,521 for the six months ended December 31, 2002 from $1,796,780 for the six months ended December 31, 2001. For the six months ended December 31, 2002, the Company had net unrealized gains of $777,088 and net realized losses of $1,228,609. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the section below.

The decrease in equity in net income of Justice Investors to $870,731 for the six months ended December 31, 2002 from $1,385,416 for the six months ended December 31, 2001 is primarily attributable to a the inclusion of approximately $300,000 in equity in net income of Justice Investors from an arbitration settlement payment from the hotel leasee and to a decline in hotel revenues. The terrorist attacks of September 11, 2001, had a devastating effect on tourism and the hospitality industry, especially in San Francisco where recovery has been especially slow due to the weak economy in the Bay Area. In addition, the hotel has faced increased competition from new properties and from higher end properties that have cut room rates in an effort to keep their share of a declining market. For the six months ended December 31, 2002, average daily room rates decreased 23% to $92 from $120 for the six months ended December 31, 2001, while average occupancy increased 7% to 72% from 67%.

Dividend and interest income increased to $43,031 from $24,632 as a result of increased investment dividend yielding securities.

Margin interest, trading and management expenses decreased to $39,495 from $75,937 primarily due to the termination of the third party investment manager in November 2001. Margin interest expense decreased to $16,995 from $23,180 as a result of lower margin balances.

Income taxes changed to an expense of $83,000 from a tax benefit of $242,000 due to income generated in the current period and a loss generated in the prior period.


MARKETABLE SECURITIES

The Company invests from time to time in corporate debt and equity securities, mortgage backed securities, securities issued by REIT's and other companies, which invest primarily in real estate. The following table sets forth the composition of the Company's investment in marketable securities as of December 31, 2002:

                                                        % of Total
                                    Market Value         Portfolio
                                    ------------         ---------
Fixed income:
  Corporate bonds                   $    50,000              1.0%

Corporate securities:
  Common stocks                       4,709,357             89.2%
  Preferred stocks                      518,000              9.8%
                                     ----------           -------

Total marketable securities assets  $ 5,277,357            100.0%
                                     ==========           =======

The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of December 31, 2002.


                                                             % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Telecommunication                     1,960,326               37.1%
   Electric and Other Services           1,063,930               20.2%
   Energy                                  633,355               12.0%
   Metal and auto manufacturers            577,559               10.9%
   Computer/Technologies                   323,935                6.1%
   Insurance                               239,225                4.5%
   Other                                   479,027                9.2%
                                        ----------              ------
                                       $ 5,277,357              100.0%
                                        ==========              ======

The Company's investment portfolio is diversified with 76 different equity positions. Only three individual equity securities comprise more than 5% of the equity value of the portfolio, with the largest being 9.8%. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.


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

As a result of the significant decline in partnership revenues due to the slowdown in the San Francisco area economy, increased competition and the continuing impact that the terrorist attacks of September 11, 2001 have had on tourism and the hospitality industry, Justice Investors cut the monthly distribution to its limited partners by 20%, effective with the May 2002 distribution. As a result, Portsmouth's monthly distributions were reduced by $41,832 to $167,328. Justice Investors also eliminated its special year-end partnership distribution in December 2002 and announced that there would be a further reduction of 5% in the monthly distributions commencing in March 2003. The limited partners have been further advised that, if hotel revenues do not meet budget projections, further cuts in the monthly distributions may have to be made in the future. The general partners will continue to review and analyze the operations of the hotel to determine an appropriate monthly distribution. For the quarter ended December 31, 2002 the Company received cash distributions of $1,003,968 from the Justice Investors.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the statement of income.

In July 2002, Justice Investors entered into a lease with Tru Spa, LLC, which was amended effective January 1, 2003. The lease premises consist of approximately 5,400 square feet of space on the lobby level of the hotel for the construction and operation of a health and beauty spa. The term of the lease is for ten years commencing on May 1, 2003 or as soon as all of the improvements are completed, with a five year option to extend the term. The amended lease provides for minimum monthly rent of $11,925, additional rent of $2,072 (up to a total of $250,000 to help defray certain relocation construction costs) and other tenant fees. Justice will be responsible for up to $1,100,000 in leasehold improvements, which will be paid using the partnership's line of credit. It is expected that the spa lease will be essentially revenue neutral to the partnership, but should help the hotel to be more competitive in a difficult marketplace by providing greater amenities to its guests.

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


                                               PORTSMOUTH SQUARE, INC.
                                                     (Registrant)


Date: February 13, 2003                    by /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: February 13, 2003                    by /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala,
                                              Vice President, Secretary
                                              and Treasurer


Date: February 13, 2003                    by /s/ David Nguyen
                                              --------------------------
                                              David Nguyen
                                             (Principal Accounting Officer)



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


Date:  February 13, 2003                       /s/ John V. Winfield
                                                   ----------------------
                                                   John V. Winfield
                                                   President and Chief
                                                   Executive Officer

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


Date:  February 13, 2003                        /s/ Michael G. Zybala
                                                   ----------------------
                                                    Michael G. Zybala
                                                    Vice President, Secretary
                                                    and Treasurer (serving as
                                                    Chief Financial Officer)