Form 10QSB
period 2003-03-31
PORTSMOUTH SQUARE INC
filed 2003-05-15
CIK 79661

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                               FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 2003

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

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 734,183 shares of issuer's No Par Value Common Stock were outstanding as of May 13, 2003.

   Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                     INDEX

                             PORTSMOUTH SQUARE, INC.


PART I. FINANCIAL INFORMATION                                         PAGE
                                                                      ----
Item 1. Financial Statements

  Balance Sheet - March 31, 2003 (Unaudited)                           3

  Statements of Operations (Unaudited)- Three Months ended
    March 31, 2003 and March 31, 2002                                  4

  Statements of Operations (Unaudited)- Nine Months ended
    March 31, 2003 and March 31, 2002                                  5

  Statements of Cash Flows (Unaudited)- Nine Months ended
    March 31, 2003 and March 31, 2002                                  6

  Notes to Financial Statements                                        7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           14

Item 3. Controls and Procedures                                       20


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Shareholders.             20

Item 6. Exhibits and Reports on Form 8-K                              21

SIGNATURES                                                            21

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             PORTSMOUTH SQUARE, INC.
                                 BALANCE SHEET
                                  (Unaudited)
As of March 31,                                               2003
                                                          ----------

Assets

  Cash and cash equivalents                              $   431,237
  Investment in marketable securities                      4,595,362
  Investment in Justice Investors                          1,220,510
  Other investments                                          100,000
  Deferred income tax asset                                1,114,261
  Other assets                                               325,689
                                                          ----------
Total assets                                             $ 7,787,059
                                                          ==========

Liabilities and Shareholders' Equity

Liabilities
  Obligations for securities sold                          1,755,490
  Accounts payable and other liabilities                     115,290
                                                          ----------
Total liabilities                                          1,870,780
                                                          ----------
Commitments and contingencies

Shareholders' equity:
  Common stock, no par value:
    Authorized shares - 750,000
    Issued and outstanding shares - 734,183                2,092,300
  Additional paid-in capital                                 915,676
  Retained earnings                                        2,908,303
                                                          ----------

Total shareholders' equity                                 5,916,279
                                                          ----------

Total liabilities and shareholders' equity               $ 7,787,059
                                                          ==========


See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


For the three months ended March 31,                  2003           2002
                                                  ----------     ----------
  Equity in net income of Justice
   Investors                                      $  361,142     $  371,462

  General and administrative expense                (124,808)      (122,660)
                                                  ----------     ----------
Non-operating income (expenses):
  Net losses on marketable securities               (600,531)      (573,134)
  Dividend and interest income                        34,728          7,350
  Margin interest and trading expenses               (32,852)       (31,638)
  Other income                                         8,855         35,293
                                                  ----------     ----------
                                                    (589,800)      (562,129)
                                                  ----------     ----------

Loss before income taxes                            (353,466)      (313,327)

Provision for income tax benefit                     142,552        153,764
                                                  ----------     ----------
Net loss                                         $  (210,914)   $  (159,563)
                                                  ==========     ==========

Basic loss per share                             $     (0.29)   $     (0.22)
                                                  ==========     ==========

Weighted average number of
  shares outstanding                                 734,183        734,183
                                                  ==========     ==========


See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


For the nine months ended March 31,                   2003           2002
                                                  ----------     ----------
  Equity in net income of Justice
   Investors                                     $ 1,231,873    $ 1,756,878

  General and administrative expense                (365,648)      (360,304)
                                                  ----------     ----------
Non-operating income (expenses):
  Net losses on marketable securities             (1,052,052)    (2,369,914)
  Dividend and interest income                        77,759         31,982
  Margin interest and trading expenses               (72,347)      (107,575)
  Other income                                        31,534         58,160
                                                  ----------     ----------
                                                  (1,015,106)    (2,387,347)
                                                  ----------     ----------

Loss before income taxes                            (148,881)      (990,773)

Provision for income tax benefit                      59,552        395,764
                                                   ----------     ----------
Net loss                                         $   (89,329)   $  (595,009)
                                                  ==========     ==========

Basic loss per share                             $     (0.12)   $     (0.81)
                                                  ==========     ==========

Weighted average number of
  shares outstanding                                 734,183        734,183
                                                  ==========     ==========



See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)


For the nine months ended March 31,                   2003           2002
                                                  ----------     ----------
Cash flows from operating activities:
  Net loss                                       $   (89,329)  $   (595,009)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
    Equity in net income of Justice Investors     (1,231,873)    (1,756,878)
    Net unrealized (gains) losses on
     marketable securities                          (839,092)       521,490
    Changes in assets and liabilities:
      Investment in marketable securities         (1,317,554)    (1,855,176)
      Deferred income taxes and other assets        (373,307)      (244,948)
      Accounts payable and other liabilities          38,496     (1,170,258)
      Due to securities broker                             -      4,203,266
      Obligations for securities sold              1,633,130     (1,351,098)
                                                  ----------     ----------
  Net cash used by operating activities           (2,179,529)    (2,248,611)
                                                  ----------     ----------

Cash flows from investing activities:
  Cash distributions from Justice Investors        1,497,586      2,719,080
                                                  ----------     ----------
  Net cash provided by investing activities        1,497,586      2,719,080
                                                  ----------     ----------

Cash flows from financing activities:
  Dividends paid                                    (367,091)      (367,091)
                                                  ----------     ----------
  Net cash used in financing activities             (367,091)      (367,091)
                                                  ----------     ----------
Net (decrease)increase in cash and
  cash equivalents                                (1,049,034)       103,378

Cash and cash equivalents at the beginning
  of the period                                    1,480,271        108,870
                                                  ----------     ----------
Cash and cash equivalents at the end of the
 period                                          $   431,237    $   212,248
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

In November 2002, The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 ("FIN 45"), Guarantor s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), which requires elaborating on the disclosures that must be made by a guarantor in its financial statements about its obligations under certain guarantees. It also requires that a guarantor recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were required at December 31, 2002 and the recognition requirements of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. Management does not believe FIN 45 will have a material impact on the Company's financial statements.

In January 2003, The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management does not believe FIN 46 will have a material impact on the Company's financial statements.

FIN 46 defines variable interest entities as a corporation, partnership, trusts, or any other legal structure used for business purposes that either
(a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company.

In December 2002, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, which amends FAS 123, Accounting for Stock-Based Compensation. In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. FAS 148 is not applicable to the Company.

In April 2003, The Financial Accounting Standards Board (FASB) issued FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149). FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133. The new guidance amends FAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to FAS 133,
(b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contains financing components. The amendments set forth in FAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. FAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. Management does not believe FAS 149 will have a material impact on the Company's financial statements.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the year ended June 30, 2002.

The results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2003.


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

The compensation agreement for the general partners of Justice Investors provides that the general partners are entitled to receive compensation equal to 3% of the annual gross rents of the partnership. From the first $150,000 of compensation payable to the general partners, $120,000 is payable to Evon Garage Corporation and $30,000 is payable to Portsmouth as the other general partner. Any compensation in excess of the $150,000 is to be split 50/50 between the general partners. The partnership makes monthly advances of $10,000 to Evon and $2,500 to Portsmouth with any balance adjusted at the end of the year based on annual gross revenues. For the three and nine months ended March 31, 2003, the Company received $7,500 and $22,500, respectively, in management fees from Justice Investors.

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

Condensed financial statements for Justice Investors are as follows:

                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

As of March 31,                                                2003
                                                            ----------
Assets
Total current assets                                       $   128,542
Property, plant and equipment, net of
  accumulated depreciation of $12,512,052                    5,660,150
Loan fees and deferred lease costs,
  net of accumulated amortization of $249,081                   61,331
                                                            ----------
    Total assets                                           $ 5,850,023
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $   174,135
Long term debt                                               2,182,202
Partners' capital                                            3,493,686
                                                            ----------
    Total liabilities and partners' capital                $ 5,850,023
                                                            ==========


                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31,           2003            2002
                                            ----------      ----------
Revenues                                   $   938,564     $   949,992
Costs and expenses                            (213,379)       (204,084)
                                            ----------      ----------
Net income                                 $   725,185     $   745,908
                                            ==========      ==========


For the nine months ended March 31,            2003            2002
                                            ----------      ----------
Revenues                                   $ 3,031,632     $ 4,173,176
Costs and expenses                            (557,989)       (645,308)
                                            ----------      ----------
Net income                                 $ 2,473,643     $ 3,527,868
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

The Company also invests, with the approval of the Securities Investment Committee, in unlisted companies, through private placements. These investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments and are reviewed for impairment on a periodic basis. As of March 31, 2003, the Company had investments in unlisted companies (other investments) of $200,000 with a reserve on loss on other investments totaling $100,000. The investment is shown net against the reserve and is disclosed on the balance sheet as other investments.

Other investments are reviewed on a periodic basis based on a review of the most recent financial statements of the unlisted company. Factors such as revenue, cash flows and financial position and other information pertaining to the company are reviewed and evaluated to determine the viability of the business and its future potential. If the unlisted company's future is considered uncertain based on the review and evaluation, a reserve is taken against the investment.

The Company's marketable securities portfolio as of March 31, 2003 is composed of following types of securities:

                                                        % of Total
                                    Market Value         Portfolio
                                    ------------         ---------
  Corporate bonds                   $    50,000              1.1%
  Common stocks                       4,545,362             98.9%
                                     ----------           -------

Total marketable securities         $ 4,595,362            100.0%
                                     ==========           =======


The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of March 31, 2003.

                                                             % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Electric, pipelines, oil and gas    $ 1,556,588               33.9%
   Telecommunications                    1,268,853               27.6%
   Semiconductor, software, internet,
    and computer                           564,301               12.3%
   Media and entertainment                 309,750                6.7%
   Chemicals, materials, metals,
    and mining                             249,834                5.4%
   Airlines and defense                    209,984                4.6%
   Other                                   436,052                9.5%
                                        ----------              ------
                                       $ 4,595,362              100.0%
                                        ==========              ======

As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of March 31, 2003, the Company had obligations for securities sold (equities short) of $1,755,490.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net unrealized gains or losses included in earnings.

Included in the net losses on marketable securities of $600,531 for the three months ended March 31, 2003 are net unrealized gains of $62,004 and net realized losses of $662,535. Included in the net losses on marketable securities of $573,134 for the three months ended March 31, 2002 are net unrealized gains of $240,977 and net realized losses of $814,111.

Included in the net losses on marketable securities of $1,052,052 for the nine months ended March 31, 2003 are net unrealized gains of $839,092 and net realized losses of $1,891,144. Included in the net losses on marketable securities of $2,369,914 for the nine months ended March 31, 2002 are net unrealized losses of $521,490 and net realized losses of $1,848,424.
4.  Income taxes
    ------------
As of March 31, 2003, the Company has a deferred tax asset $1,114,261 which is comprised of net capital loss carryforwards that expire in varying amounts through 2008. Historically, the Company has generated income over the years from its equity in net income from Justice Investors and from other income and has had to pay significant taxes relating to that income. The Company's investment portfolio is also continuing to improve and is expected to generate capital gains. As a result, the Company determined that its deferred tax asset will likely be offset against future income and that a valuation allowance is not necessary.


5.  Segment Information
    --------------------
The Company operates in two reportable segments, the operation of Justice Investors and the investment of its cash and securities assets. These two operating segments, as presented in the financial statements, reflect how management internally reviews each segment's performance. Management also makes operational and strategic decisions based on this same information.


Information below represents reporting segments for the three and nine months ended March 31, 2003 and the three and nine months ended March 31, 2002. Operating income from Justice Investors consists of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income (losses) for investment transactions consist of net investment gains (losses) and dividend and interest income.


Three months ended             Justice    Investment
March 31, 2003                Investors  Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating income(loss)      $   361,142   $  (565,803)            -  $    (204,661)
Operating expenses                    -       (32,852)            -        (32,852)
                            -----------   -----------   -----------   ------------
Net operating income(loss)      361,142      (598,655)            -       (237,513)

General and administrative
  expenses                            -             -      (124,808)      (124,808)
Other income                          -             -         8,855          8,855
Income tax benefit                    -             -       142,552        142,552
                            -----------   -----------   -----------   ------------
Net income(loss)            $   361,142   $  (598,655)  $    26,599   $   (210,914)
                            ===========   ===========   ===========   ============
Total Assets                $ 1,220,510   $ 4,695,362   $ 1,871,187   $  7,787,059
                            ===========   ===========   ===========   ============

Three months ended            Justice      Investment
March 31, 2002               Investors    Transactions     Other          Total
                            -----------   -----------   -----------   ------------
Operating income (loss)     $   371,462   $  (565,784)  $         -   $   (194,322)
Operating expenses                    -       (31,638)            -        (31,638)
                            -----------   -----------   -----------   ------------
Net operating income(loss)      371,462      (597,422)            -       (225,960)
                            -----------   -----------   -----------   ------------
General and administrative
  expenses                            -             -      (122,660)      (122,660)
Other income                          -             -        35,293         35,293
Income tax benefit                    -             -       153,764        153,764
                            -----------   -----------   -----------   ------------
Net income(loss)            $   371,462   $  (597,422)  $    66,397   $   (159,563)
                            ===========   ===========   ===========   ============
Total Assets                $ 1,627,029   $10,332,714   $   581,082   $ 12,540,825
                            ===========   ===========   ===========   ============

Nine months ended             Justice     Investment
March 31, 2003               Investors   Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating income(loss)      $ 1,231,873   $  (974,293)  $         -   $    257,580
Operating expenses                    -       (72,347)            -        (72,347)
                            -----------   -----------   -----------   ------------
Net operating
 income(loss)                 1,231,873    (1,046,640)            -        185,233

General and administrative
  expenses                            -             -      (365,648)      (365,648)
Other income                          -             -        31,534         31,534
Income tax benefit                    -             -        59,552         59,552
                            -----------   -----------   -----------   ------------
Net income(loss)            $ 1,231,873   $(1,046,640)  $  (274,562)  $    (89,329)
                            ===========   ===========   ===========   ============
Total Assets                $ 1,220,510   $ 4,695,362   $ 1,871,187   $  7,787,059
                            ===========   ===========   ===========   ============

Nine months ended             Justice      Investment
March 31, 2002               Investors    Transactions     Other          Total
                            -----------   -----------   -----------   ------------
Operating income(loss)      $ 1,756,878   $(2,337,932)  $         -   $   (581,054)
Operating expenses                    -      (107,575)            -       (107,575)
                            -----------   -----------   -----------   ------------
Net operating income(loss)    1,756,878    (2,445,507)            -       (688,629)
                            -----------   -----------   -----------   ------------
General and administrative
  expenses                            -             -      (360,304)      (360,304)
Other income                          -             -        58,160         58,160
Income tax benefit                    -             -       395,764        395,764
                            -----------   -----------   -----------   ------------
Net income (loss)           $ 1,756,878   $(2,445,507)  $    93,620   $   (595,009)
                            ===========   ===========   ===========   ============
Total Assets                $ 1,627,029   $10,332,714   $   581,082   $ 12,540,825
                            ===========   ===========   ===========   ============

6.  Related Party Transactions
    --------------------------

Certain shared costs and expenses, primarily administrative salaries, rent and insurance are allocated among the Company, the Company's parent, Santa Fe Financial Corporation ("Santa Fe"), and The InterGroup Corporation ("InterGroup"), parent of Santa Fe, based on management's estimate of the pro rata utilization of resources. For the three and nine months ended March 31, 2003, these expenses were approximately $25,054 and $68,378. Four of the Company's Directors serve as directors of InterGroup and three of the Company's Directors serve on the Board of Santa Fe.

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


Three Months Ended March 31, 2003 Compared to Three Months
Ended March 31, 2002

The Company's net loss increased to $210,914 for the three months ended March 31, 2003 from a net loss of $159,563 for the three months ended March 31, 2002. This was primarily due to the increase in net losses on marketable securities, a decrease in other income, a decrease in equity in net income of Justice Investors, offset by an increase in dividend and interest income.

The equity in net income of Justice Investors did not change significantly. The recovery of the tourism and the hospitality industry has been especially slow in San Francisco due to the continued weak economy in the Bay Area. In addition, the hotel has faced increased competition from new properties and from higher end properties that have cut room rates in an effort to keep their share of a declining market. For the three months ended March 31, 2003, average daily room rates decreased 15% to $93 from $109 in the prior year's quarter, while average occupancy increased 19% to 57% from 48% in the prior year's quarter.

Net losses on marketable securities increased to $600,531 for the three months ended March 31, 2003 from $573,134 for the three months ended March 31, 2002. For the three months ended March 31, 2003, the Company had net unrealized gains of $62,004 and net realized losses of $662,535. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Dividend and interest income increased to $34,728 from $7,350 as a result of the increased investment dividend yielding securities.

Other income decreased to $8,855 from $35,293 primarily due to additional general partner management fees in the amount of $23,381 received by the Company during the quarter ended March 31, 2002 from Justice Investors. The higher fees received in the quarter ended March 31, 2002 were attributable to higher hotel revenues in the partnership's 2002 calendar year.

Nine Months Ended March 31, 2003 Compared to Nine Months
Ended March 31, 2002

The Company's net loss decreased to $89,329 for the nine months ended March 31, 2003 from a net loss of $595,009 for the nine months ended March 31, 2002. The decrease was primarily due to the decrease in net losses on marketable securities, an increase in dividend and interest income offset by the decrease in equity income from Justice Investors and a decrease in other income.

The decrease in equity in net income of Justice Investors to $1,231,873 for the nine months ended March 31, 2003 from $1,756,878 for the nine months ended March 31, 2002 is primarily attributable to the inclusion of approximately $300,000 in equity in net income of Justice Investors from an arbitration settlement payment from the hotel leasee during the period ended March 31, 2002 and to a decline in hotel revenues. The terrorist attacks of September 11, 2001, had a devastating effect on tourism and the hospitality industry, especially in San Francisco where recovery has been especially slow due to the weak economy in the Bay Area. In addition, the hotel has faced increased competition from new properties and from higher end properties that have cut room rates in an effort to keep their share of a declining market. For the nine months ended March 31, 2003, average daily room rates decreased 21% to $92 from $116 for the nine months ended March 31, 2002, while average occupancy increased 8% to 66% from 61%.

Net losses on marketable securities decreased to $1,052,052 for the nine months ended March 31, 2003 from $2,369,914 for the nine months ended March 31, 2002. For the nine months ended March 31, 2003, the Company had net unrealized gains of $839,092 and net realized losses of $1,891,144. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Dividend and interest income increased to $77,759 from $31,982 as a result of the increased investment dividend yielding securities.

Margin interest and trading expenses decreased to $72,347 from $107,575 primarily due to the termination of the third party investment manager in November 2001 and as the result of maintaining lower margin balances.

Other income decreased to $31,534 from $58,160 primarily due to additional general partner management fees in the amount of $23,381 received by the Company during the quarter ended March 31, 2002 from Justice Investors. The higher fees received in the quarter ended March 31, 2002 were attributable to higher hotel revenues in the partnership's 2002 calendar year.

Income tax benefit decreased to $59,552 from $395,794 due to a lower loss incurred in the current period.

MARKETABLE SECURITIES

The Company invests in corporate debt and equity securities. The following table sets forth the composition of the Company's investment in marketable securities as of March 31, 2003.

The Company's marketable securities portfolio as of March 31, 2003 is composed of following types of securities:

                                                        % of Total
                                    Market Value         Portfolio
                                    ------------         ---------
  Corporate bonds                   $    50,000              1.1%
  Common stocks                       4,545,362             98.9%

                                     ----------           -------

Total marketable securities         $ 4,595,362            100.0%
                                     ==========           =======


The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of March 31, 2003.

                                                             % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Electric, pipelines, oil and gas    $ 1,556,588               33.9%
   Telecommunications                    1,268,853               27.6%
   Semiconductor, software, internet,
    and computer                           564,301               12.3%
   Media and entertainment                 309,750                6.7%
   Chemicals, materials, metals,
    and mining                             249,834                5.4%
   Airlines and defense                    209,984                4.6%
   Other                                   436,052                9.5%
                                        ----------              ------
                                       $ 4,595,362              100.0%
                                        ==========              ======


The Company's investment portfolio is diversified with 73 different equity positions. Only three individual equity securities comprise more than 5% of the equity value of the portfolio, with the largest being 13.9%. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

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

As a result of the significant decline in partnership revenues due to the slowdown in the San Francisco area economy, increased competition and the continuing impact that the terrorist attacks of September 11, 2001 and the uncertain geopolitical situation have had on tourism and the hospitality industry, Justice Investors cut the monthly distribution to its limited partners by 20%, effective with the May 2002 distribution. As a result, Portsmouth's monthly distribution was reduced by $41,832 to $167,328.
Justice Investors also eliminated its special year-end partnership distribution in December 2002. Effective March 2003, a further reduction of 5% in partnership distributions was made, which decreased Portsmouth's monthly distribution to $158,962. The limited partners have been further advised that, if hotel revenues do not meet budget projections, further cuts in the monthly distributions may have to be made in the future. The general partners will continue to review and analyze the operations of the hotel to determine an appropriate monthly distribution. For the nine months ended March 31, 2003 the Company received cash distributions of $1,497,586 from the Justice Investors.

Portsmouth does not consider Felcor and Evon, the two significant lessees, to be a credit risk. Evon has been the garage lessee since the property became operational and has never missed a rent payment in over thirty years of operations. The garage is subleased by Evon to Ampco Parking, a major parking garage operating company. Felcor Lodging Trust, Inc. ("Felcor") is a public company listed on the New York Stock Exchange and is one of the largest real estate investment trusts in the United States. Portsmouth monitors Felcor's public filings on a regular basis. The hotel lease provides for significant minimum annual rent of $2,500,000. There is no indication that Felcor will not be able to meet its rental obligations in the future. The Company's accounting policy for assessing and measuring impairment of the Company's investment in Justice is to review all recent sales of hotels in the San Francisco area and compare them to the Hotel owned by Justice. Management also reviews the monthly and quarterly performance of the hotel (occupancy levels, average room rate, parking revenues, etc.,) to determine impairment. As of March 31, 2003, no impairment write down is considered necessary.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the statement of operations.

In July 2002, Justice Investors entered into a lease with Tru Spa, LLC, which was amended effective January 1, 2003. The lease premises consist of approximately 5,400 square feet of space on the lobby level of the hotel for the construction and operation of a health and beauty spa. The term of the lease is for ten years commencing on May 1, 2003 or as soon as all of the improvements are completed, with a five year option to extend the term. The amended lease provides for minimum monthly rent of $11,925, additional rent of $2,072 (up to a total of $250,000 to help defray certain relocation construction costs) and other tenant fees. Justice will be responsible for up to $1,497,586 in leasehold improvements, which will be paid using the partnership's line of credit. It is expected that the spa lease will be essentially revenue neutral to the partnership, but should help the hotel to be more competitive in a difficult marketplace by providing greater amenities to its guests.

The hotel industry in San Francisco was particularly hard hit by the impact that the terrorist attacks had on tourism and the hospitality industry in general. The impact of those attacks, coupled with the uncertain geopolitical situation, the slow down in the Bay Area economy and increased competition have made for a very challenging environment. Because of this, the economic recovery in the Bay Area has lagged behind that of many other cities. Although the Company has suffered a significant decline in revenues as a result of those events, management believes that the net cash flow generated from future operating activities and its capital resources will be adequate to meet its current and future obligations.

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


                      PART II.    OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Shareholders.

The Annual Meeting of the Shareholders of the Company was held on February 27, 2003 at the Luxe Summit Hotel Bel-Air, 11461 Sunset Blvd., Los Angeles, California 90049. At that meeting, all of management's nominees: John V. Winfield, Jerold R. Babin, Josef A. Grunwald, John C. Love and William J. Nance, were elected as Directors of the Company to serve until the next Annual Meeting, with each nominee receiving in excess of 96% of the shares voted. At that Meeting, the shareholders also voted in favor of the ratification of the Audit Committee's selection of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending June 30, 2003. A tabulation of the vote follows:

Proposal (1) - Directors:                Votes For       Withheld
                                         ---------       --------
   John V. Winfield                        656,377        33,683
   Jerold R. Babin                         645,443        44,797
   Josef A. Grunwald                       657,943        32,297
   John C. Love                            657,943        32,297
   William J. Nance                        657,943        32,297

Proposal (2) - Accountants:               Votes For      Against    Abstained
                                          ---------      -------    ---------
   PricewaterhouseCoopers LLP              662,459         500       27,281

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibit 99.1 - Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             Exhibit 99.2 - Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b) Registrant did not file any reports on Form 8-K during the period covered by this report.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               PORTSMOUTH SQUARE, INC.
                                                     (Registrant)


Date: May 14, 2003                    by      /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: May 14, 2003                    by      /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala,
                                              Vice President and Secretary


Date: May 14, 2003                    by      /s/ David Nguyen
                                              --------------------------
                                              David Nguyen, Treasurer
                                             (Principal Accounting Officer)

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


Date:  May 14, 2003                                /s/ John V. Winfield
                                                   ----------------------
                                                   John V. Winfield
                                                   President and Chief
                                                   Executive Officer

I, David T. Nguyen, certify that:

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


Date:  May 14, 2003                            /s/ David T. Nguyen
                                               ---------------------------
                                               David T. Nguyen, Treasurer and
                                               Controller (serving as Chief
                                               Financial Officer)