Form 10KSB
period 2003-06-30
PORTSMOUTH SQUARE INC
filed 2003-09-29
CIK 79661

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                        ----------------------
                             FORM 10-KSB

[x] Annual Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the fiscal year ended June 30, 2003

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

The issuer's revenues for the year ended June 30, 2003 were $1,567,714.

The aggregate market value of the common equity held by non-affiliates of issuer computed by reference to the price at which the stock last sold prior to September 15, 2003 was $4,416,037.

The number of shares outstanding of issuer's No Par Value Common Stock, as of September 15, 2003, was 734,183.

Transitional Small Business Disclosure Format:  Yes [ ]    No [X]


                  DOCUMENTS INCORPORATED BY REFERENCE: None





                            TABLE OF CONTENTS

PART I                                                               PAGE
------                                                               ----
  Item  1.  Description of Business.                                   3

  Item  2.  Description of Property.                                   4

  Item  3.  Legal Proceedings.                                         8

  Item  4.  Submission of Matters to a Vote of Security Holders.       8

PART II
-------
  Item  5.  Market For Common Equity and Related                       8
             Stockholder Matters.

  Item  6.  Management's Discussion and Analysis of Financial          9
             Condition and Results of Operations.

  Item  7.  Financial Statements and Supplementary Data.              14

  Item  8.  Changes in and Disagreements With Accountants on          27
             Accounting and Financial Disclosure.

  Item  8A. Controls and Procedures.                                  28

PART III
--------
  Item  9.  Directors, Executive Officers, Promoters and              29
             Control Persons; Compliance With Section 16(a) of the Exchange Act.

  Item 10.  Executive Compensation.                                   31

  Item 11.  Security Ownership of Certain Beneficial Owners and       33
            Management and Related Stockholder Matters.

  Item 12.  Certain Relationships and Related Transactions.           34

  Item 13.  Exhibits, Financial Statement Schedules, and              35
             Reports on Form 8-K.

  Item 14.  Principal Accountant Fees and Services.                   36

  SIGNATURES                                                          37

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

Portsmouth has a 49.8% limited partnership interest in Justice Investors and also serves as one of the two general partners. The other general partner, Evon Garage Corporation ("Evon"), acts as the managing general partner. As a general and limited partner, Portsmouth has significant control over the management and operation of the assets of Justice Investors. All significant partnership decisions require the active participation and approval of both general partners. The Company and Evon jointly consult and determine the amount of partnership reserves and the amount of cash to be distributed to the limited partners. There are approximately 92 limited partners in Justice Investors.

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


BUSINESS OF ISSUER

The Company's principal business is conducted through its general and limited partnership interest in Justice Investors. Justice Investors owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California commonly known as the Holiday Inn Financial District/Chinatown. The most significant income source is a lease between the partnership and Felcor Lodging Trust, Inc. ("Felcor", NYSE: FCH) for the hotel portion of the property. The partnership also derives income from its lease of the garage portion of the property to Evon. Effective June 1, 2003 Justice Investors leased approximately 5,400 square feet on the lobby floor of the hotel to Tru Spa, LLC for the operation of a health and beauty spa. As a general partner Portsmouth takes an active role in monitoring and overseeing the operations of the hotel, the parking garage and the spa as part of the partnership's efforts to enforce compliance with the leases and to improve revenues.

The Company also derives income from management fees as a general partner in Justice Investors and from the investment of its cash and securities assets. The Company has invested in income-producing instruments, equity and debt securities and will consider other investments if such investments offer growth or profit potential.

COMPETITION

The hotel is part of Holiday Inn's worldwide reservation system. It was designed to Holiday Inn's specifications to serve both business travelers and tourists and caters to both individuals and tour groups. It also handles conferences and business meetings, having meeting and dining facilities for groups of up to 400 people.

The hotel had traditionally enjoyed a favorable year-round occupancy rate. In November 2001, an Omni Hotel opened in the Financial District of San Francisco. The Omni is a more upscale facility providing greater amenities to its guests, especially the business traveler and is more centrally located in the financial district. Two other hotels have since opened in San Francisco, which can be considered competitive to the Financial District Holiday Inn.
The San Francisco hotel market has not yet recovered from the impact of the terrorist attacks of September 11, 2001 and the downturn in the Bay Area economy due, in part, to the failure of many internet and technology based companies. Increased competition from newer and more upscale properties, such as the Omni, have resulted in lower room rates as hotel operators struggle to obtain occupancy. Management believes that the hotel is now in a very challenging market, with many competitors better positioned to attract the business traveler and tourists. As part of the efforts to meet this increased competition, a new health and beauty spa was built on the lobby level of the hotel and new meeting rooms were constructed on the fourth floor during the fiscal year ended June 30, 2003. The Company will continue to work with the managing general partner of Justice Investors to find ways to improve the physical condition and amenities of the hotel, influence the marketing efforts of the lessee, and to seek other ways for the property to maintain its competitive position.


EMPLOYEES

As of June 30, 2003, the Company had two full-time employees. The employees are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.


Item 2.  Description of Property.


PROPERTIES

The San Francisco, California hotel property owned by Justice Investors is located near the Financial District, one block from the Transamerica Pyramid. The Embarcadero Center is within walking distance. Chinatown is directly across the bridge that runs from the hotel to Portsmouth Square Park. The hotel is a 31-story (including parking garage), steel and concrete, A-frame building, which contains 565 guest rooms situated on 22 floors as well as a 5,400 square foot health and beauty spa on the lobby level. One floor houses the Chinese Culture Center pursuant to a long-term, nominal-rent lease, and three floors are devoted to a registration desk, lobby shops, dining room, coffee shop, hotel support facilities, a fitness center, a guest business center, meeting and banquet rooms and offices. Other features of the Holiday Inn include a rooftop swimming pool, 5-storied underground garage and pedestrian bridge across Kearny Street connecting the hotel and the Chinese Culture Center with Portsmouth Square Park in Chinatown. The bridge, built and owned by the partnership, is included in the lease to the Chinese Culture Center. In the opinion of management the property is adequately covered by insurance.

On March 15, 1995, an amended and restated lease was entered into by Justice Investors with an effective date of January 1, 1995. That lease was assumed by Felcor, effective July 28, 1998. The initial term of the new lease is for a 10-year term expiring on December 31, 2004. The lessee also has an option to renew the lease for one additional term of five years, which would extend the lease to December 31, 2009. Under the terms of the lease, the lessee has to notify Justice Investors of its intention to exercise the five-year option by December 31, 2003. The lease requires the lessee to pay an annual rent of the greater of twenty percent (20%) of gross room revenues or $2,500,000 plus fifty percent (50%) of total revenues from the leased premises less operating expenses, base rent and capital requirements. Under the terms of the lease, the lessee is responsible for all maintenance and repairs to the property, certain capital improvements, taxes and insurance. The lessee also has an obligation to convert the hotel property to a "Holiday Inn Select" and to maintain the property to those standards, at its own cost and expense. It is expected that the conversion will be complete by September 30, 2003.

Pursuant to the terms of the hotel lease, a physical inspection of the hotel was conducted in the later part of fiscal 2003 by Justice Investors. On July 30, 2003, Justice Investors delivered to Felcor and Holiday Inns a notice citing certain deficiencies in the physical condition of the hotel property and in its furniture, fixtures and equipment and requested that those deficiencies be corrected in accordance with the lessees' obligations under the lease. Justice Investors also served notice that the lessees were in default of their obligations with respect to maintenance, repair and replacements. The partnership has also served other notices of default concerning certain other maintenance and code compliance issues. Justice Investors is currently waiting for an appropriate response regarding these issues and is prepared to take all actions necessary to enforce compliance with the lessees' obligations under the lease.

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

In July 2002, Justice Investors entered into a lease with Tru Spa, LLC, which was amended effective January 1, 2003. The lease premises consist of approximately 5,400 square feet of space on the lobby level of the hotel for the construction and operation of a health and beauty spa. The term of the lease is for ten years commencing with the opening of the spa on June 1, 2003, with a five year option to extend the term. The spa lease provides for minimum monthly rent of $11,925, additional rent of $2,072 (up to a total of $250,000 to help defray certain relocation construction costs) and other tenant fees. Under the terms of the lease, Justice was responsible for up to $1,497,586 in leasehold improvements, which were paid using the partnership's line of credit. It is expected that the spa lease will be essentially revenue neutral to the partnership, but should help the hotel to be more competitive in a difficult marketplace by providing greater amenities to its guests. To facilitate the lease to Tru Spa, Felcor surrendered to Justice Investors sufficient space on the lobby level of the hotel for the construction of the spa. In addition, the hotel administrative offices were relocated to the lobby level to accommodate the addition of new meeting rooms on the fourth floor of the hotel.

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

The Company's investment portfolio is diversified with 102 different equity positions. Only two individual equity securities comprise more than 5% of the equity value of the portfolio, with the largest being 5.6%. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. As of June 30, 2003, the market value of the Company's marketable securities was $14,792,901.

The Company may also invest, with the approval of the Securities Investment Committee, in unlisted companies, through private placements. Those investments in non-marketable securities are carried at the lower of cost or estimated fair value on the Company's balance sheet as part of other investments and reviewed for impairment on a periodic basis.

The Company may also use exchange traded funds, options and futures to hedge against certain stock positions and index futures to hedge against market risk and enhance the performance of the Company's portfolio while reducing the overall portfolio's risk and volatility. As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of June 30, 2003, the Company had obligations for securities sold (equities short) of $5,758,002.

The Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management and is subject to any internal investment guidelines, which may be imposed by the Securities Investment Committee. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. As of June 30, 2003, the Company had a margin balance of $3,391,781 and incurred $53,377 and $118,173 in margin interest during the fiscal years ended June 30, 2003 and June 30, 2002, respectively.

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


                             PART II

Item 5.  Market For Common Equity and Related Stockholder Matters

MARKET INFORMATION

Portsmouth's common stock is traded over-the-counter. Quotes for its stock are printed in the Pink Sheets OTC Market Reports. The Company's trading symbol is PRSI.OB.

The following table sets forth the range of high and low sale prices for Portsmouth's common stock for each full quarterly period for the fiscal years ended June 30, 2003 and June 30, 2002.


         Fiscal 2003                                 High          Low
         -----------                                 ----          ---
      First Quarter (7/1 to 9/30)                  $ 24.75      $ 20.50
      Second Quarter (10/1 to 12/31)               $ 23.25      $ 21.15
      Third Quarter (1/1 to 3/31)                  $ 21.21      $ 18.50
      Fourth Quarter (4/1 to 6/30)                 $ 21.00      $ 18.50

         Fiscal 2002                                 High          Low
         -----------                                 ----          ---
      First Quarter (7/1 to 9/30)                  $ 21.50      $ 21.10
      Second Quarter (10/1 to 12/31)               $ 22.00      $ 22.00
      Third Quarter (1/1 to 3/31)                  $ 25.50      $ 22.00
      Fourth Quarter (4/1 to 6/30)                 $ 25.00      $ 21.00


HOLDERS

As of September 15, 2003, the approximate number of holders of record of the Company's Common Stock was 227. Such number of owners was determined from the Company's shareholders records and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various brokers, clearing agencies or other nominees. There are approximately 355 beneficial shareholders of the Company's Common Stock.

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

On July 18, 2003, the Board of Directors declared a special dividend in the amount of $0.25 per share payable on September 2, 2003 to shareholders of record as of August 1, 2003. The declaration of that special dividend was attributable to the success of the Company's securities investment portfolio for the fiscal year ended June 30, 2003. Based on the Company's financial results for the fiscal year then ended, its future capital and corporate needs and other factors, the Board will consider in each July the declaration of such future special dividends, if any, in such amount as it may deem appropriate.


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


Fiscal Year Ended June 30, 2003 Compared to Fiscal Year Ended June 30, 2002

The Company had net income of $1,453,348 for the fiscal year ended June 30, 2003 as compared to a net loss of $1,863,679 for the fiscal year ended June 30, 2002. This change was primarily attributable to the Company's net gains from marketable securities in fiscal 2003 compared to net losses in fiscal 2002 as well as an impairment loss taken in fiscal 2002 related to other investments. This increase was partially offset by the decrease in equity in net income of Justice Investors and an increase in margin interest and trading expenses.

The decrease in equity in net income of Justice Investors to $1,567,714 in fiscal 2003 from $2,159,887 in fiscal 2002 was primarily attributable to the inclusion of approximately $300,000 from an arbitration settlement payment from the hotel lessee in fiscal 2002 and a decline in hotel revenues of approximately 13.3%. Average daily room rates declined to approximately $90 in fiscal 2003 from approximately $115 in fiscal 2002. Although average monthly occupancy rates increased modestly to approximately 67% from 62% in fiscal 2002, the increase was not sufficient to offset the decline in average daily room rates. A combination of factors continued to impact the hotel operations. First, the San Francisco Bay Area has been very slow to recover from the devastating impact that the terrorist attacks of September 11, 2001 had on tourism and the hospitality industry. Second, the weak economy in the Bay Area, as result of the failure of numerous internet and technology companies, coupled with corporate relocations, has decreased business travel. Third, the hotel has faced increased competition from new properties and from higher end properties that have cut room rates in an effort to capture a share of a declining market. Based on industry reports, management is expecting a slow recovery in the San Francisco hotel marketplace.

Net gains/losses on marketable securities changed to net gains of $1,691,219 for the year ended June 30, 2003 from net losses of $4,325,517 for the year ended June 30, 2002. This was due to the significant appreciation in the market value of the Company's investment portfolio during the year. For the year ended June 30, 2003, the Company had net unrealized gains of $3,173,308 and net realized losses of $1,482,089. For the fiscal year ended June 30, 2002, the Company had net unrealized losses of $1,515,189 and realized losses of $2,810,328. In the fourth quarter of 2002, the Company recorded an impairment loss of $250,000 in other investments. No impairment loss was recorded in 2003. Gains and losses on marketable securities and other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities and other investments for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Dividend and interest income increased to $104,627 from $63,352 as a result of the Company investing in more income yielding securities.

Margin interest and trading expenses increased to $534,536 from $228,373 primarily due to the $411,355 performance bonus granted to the Company's CEO based on the results of the Company's investment portfolio for the fiscal year ended June 30, 2003. The increase was offset by the decrease in margin interest expense to $53,377 from $118,173. The decrease in margin interest expense was due to the maintenance of lower average daily margin balances in 2003.

Income taxes changed to tax expense of $917,076 from tax benefit of $1,211,910 due to income generated in the current year.

MARKETABLE SECURITIES

As of June 30, 2003, the Company had investments in marketable equity securities of $14,792,901. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of June 30, 2003.

                                                             % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Electric, pipelines, oil and gas    $ 5,006,146               33.7%
   Semiconductor, software, internet,
    and computer                         2,732,364               18.5%
   Telecommunications                    2,130,707               14.4%
   Airlines and defense                  1,134,451                7.7%
   Chemicals, materials, metals,
    and mining                             822,582                5.6%
   Apparel, food and consumer goods        750,430                5.1%
   Insurance                               704,213                4.8%
   REITs, lodging, home builders
    and hotels                             624,169                4.2%
   Other                                   887,839                6.0%
                                        ----------              ------
                                       $14,792,901              100.0%
                                        ==========              ======


The Company's investment portfolio is diversified with 102 different equity positions. Only two individual equity securities comprise more than 5% of the equity value of the portfolio, with the largest being 5.6%. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.


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

As a result of the significant decline in partnership revenues due to the slowdown in the San Francisco area economy, increased competition and the continuing impact that the terrorist attacks of September 11, 2001, and the uncertain geopolitical situation, have had on tourism and the hospitality industry, Justice Investors cut partnership distributions by 20% in May of

2002 and eliminated its special year-end partnership distribution in December 2002. Effective March 2003, a further reduction of 5% in partnership distributions was made, which decreased Portsmouth's monthly distribution to $158,962. As a result, cash distributions received from Justice Investors decreased to $1,974,470 in 2003 from $3,262,896 in 2002. The limited partners were advised that, if hotel revenues do not meet budget projections, further reductions in the monthly distributions would have to be made in the future.

The general partners of Justice Investors continue to review and analyze the operations of the hotel on a monthly basis to determine an appropriate monthly distribution. In August 2003, Justice Investors determined that a further reduction in partnership distributions was appropriate due to the continuing poor performance of the hotel operation, costs advanced for the construction of the spa, new meeting rooms, the relocation of the hotels administrative offices and other anticipated expenses. Effective with the September 2003 distribution through December 2003, monthly partnership distributions will be cut an additional 50% reducing Portsmouth's monthly distribution amount to $79,480. Justice Investors also determined that it would not borrow against its line of credit to support partnership distributions. The general partners will continue to closely monitor the operating results and partnership expenses and will make appropriate adjustments to partnership distributions as required.

Portsmouth does not consider Felcor and Evon, the two significant lessees of the hotel property, to be a credit risk. Evon has been the garage lessee since the property became operational and has never missed a rent payment in over thirty years of operations. The garage is subleased by Evon to Ampco Parking, a major parking garage operating company. Felcor Lodging Trust, Inc. is a public company listed on the New York Stock Exchange (NYSE: FCH) and is one of the largest real estate investment trusts in the United States. Portsmouth monitors Felcor's public filings on a regular basis. The hotel lease provides for significant minimum annual rent of $2,500,000. There is no indication that Felcor will not be able to meet its rental obligations in the future. As a general partner in Justice Investors, Portsmouth also works with the managing general partner in overseeing Felcor's compliance with the other provisions of its lease.

In July 2002, Justice Investors entered into a lease with Tru Spa, LLC, which was amended effective January 1, 2003. The lease premises consist of approximately 5,400 square feet of space on the lobby level of the hotel for the construction and operation of a health and beauty spa. The term of the lease is for ten years commencing with the opening of the spa on June 1, 2003, with a five year option to extend the term. The spa lease provides for minimum monthly rent of $11,925, additional rent of $2,072 (up to a total of $250,000 to help defray certain relocation construction costs) and other tenant fees. Under the terms of the spa lease, Justice was responsible for up to $1,497,586 in leasehold improvements, which were paid using the partnership's line of credit. As of June 30, 2003, the outstanding balance on the partnership's line of credit was $3,687,000. It is expected that the spa lease will be essentially revenue neutral to the partnership, but should help the hotel to be more competitive in a difficult marketplace by providing greater amenities to its guests.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the statement of operations.

The hotel industry in San Francisco was particularly hard hit by the impact that the terrorist attacks had on tourism and the hospitality industry in general. The impact of those attacks, coupled with the uncertain geopolitical situation, the slow down in the Bay Area economy and increased competition have made for a very challenging environment. Because of this, the economic recovery in the Bay Area has lagged behind that of many other cities.
Although the Company has suffered a significant decline in revenues and partnership distributions as a result of those events, management believes that the net cash flow generated from future operating activities and its capital resources will be adequate to meet its current and future obligations.

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


CRITICAL ACCOUNTING POLICIES

The Company reviews its long-lived assets and other investments for impairment when circumstances indicate that a potential loss in carrying value may have occurred. For the Company's investment in Justice, to the extent that projected future undiscounted cash flows from the operation of the Company's hotel property are less than the carrying value of the asset, the investment would be considered impaired and the carrying value of the asset would be reduced to its fair value. For other investments, the Company reviews the investment's operating results, financial position and other relevant factors to determine whether the estimated fair value of the asset is less than the carrying value of the asset.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net unrealized gains or losses included in earnings.

Item 7. Financial Statements


INDEX TO FINANCIAL STATEMENTS                                    PAGE

Report of Independent Auditors                                    15

Balance Sheet - June 30, 2003                                     16

Statements of Operations - For
  Year Ended June 30, 2003 and
  Year Ended June 30, 2002                                        17

Statements of Shareholders' Equity - For
  Year Ended June 30, 2003 and
  Year Ended June 30, 2002                                        18

Statements of Cash Flows - For
  Year Ended June 30, 2003 and
  Year Ended June 30, 2002                                        19

Notes to the Financial Statements                                 20

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Portsmouth Square, Inc.

In our opinion, the accompanying consolidated balance sheets and the related statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Portsmouth Square Inc. at June 30, 2003, and the results of its operations and its cash flows for the years ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP


Los Angeles, California
September 26, 2003

                          PORTSMOUTH SQUARE, INC.
                               BALANCE SHEET


As of June 30,                                                  2003
                                                             ----------

ASSETS

  Cash and cash equivalents                                $    123,502
  Investment in marketable securities                        14,792,901
  Investment in Justice Investors                             1,079,466
  Other investments                                             200,000
  Other assets                                                  958,637
                                                             ----------
    Total assets                                           $ 17,154,506
                                                             ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Accounts payable and accrued expenses                    $    545,767
  Due to securities broker                                    3,391,781
  Obligations for securities sold                             5,758,002
                                                             ----------
    Total liabilities                                         9,695,550
                                                             ----------

Commitments and contingencies

Shareholders' equity
  Common stock, no par value:
    Authorized shares - 750,000
    Issued and outstanding shares - 734,183                   2,092,300
  Additional paid-in-capital                                    915,676
  Retained earnings                                           4,450,980
                                                             ----------
    Total shareholders' equity                                7,458,956
                                                             ----------
    Total liabilities and shareholders' equity             $ 17,154,506
                                                             ==========


See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.

                           STATEMENTS OF OPERATIONS


For the year ended June 30,                           2003           2002
                                                  ----------     ----------
  Equity in net income of Justice Investors      $ 1,567,714    $ 2,159,887
  General and administrative expense                (498,743)      (543,052)
                                                  ----------     ----------
                                                   1,068,971      1,616,835
                                                  ----------     ----------
Non-operating income (expenses):
  Net gains (losses) on marketable securities      1,691,219     (4,325,517)
  Provision for loss on other investments                  -       (250,000)
  Dividend and interest income                       104,627         63,352
  Margin interest and trading expenses              (534,536)      (228,373)
  Other income                                        40,143         48,114
                                                  ----------     ----------
                                                   1,301,453     (4,692,424)
                                                  ----------     ----------

Income (loss) before income taxes                  2,370,424     (3,075,589)

Provision for income tax (expense) benefit          (917,076)     1,211,910
                                                  ----------     ----------
Net income (loss)                                $ 1,453,348    $(1,863,679)
                                                  ==========     ==========

Basic income (loss) per share                    $      1.98    $     (2.54)
                                                  ==========     ==========

Weighted average number of
  shares outstanding                                 734,183        734,183
                                                  ==========     ==========


See accompanying notes to financial statements.

                             PORTSMOUTH SQUARE, INC.
                        Statements of Shareholders' Equity


                   Common Stock       Additional
                --------------------   Paid-In       Retained
                Shares      Amount     Capital       Earnings      Total
                -------   ----------   ----------   ----------   ----------
Balance at
June 30, 2001   734,183   $2,092,300   $  915,676  $5,595,493   $8,603,469

Net loss                                           (1,863,679)  (1,863,679)

Dividends paid                                       (367,091)    (367,091)
                -------   ----------   ----------   ----------   ----------
Balance at
June 30, 2002   734,183   $2,092,300   $  915,676  $3,364,723   $6,372,699


Net income                                          1,453,348    1,453,348

Dividends paid                                       (367,091)    (367,091)
                -------   ----------   ----------   ----------   ----------
Balance at
June 30, 2003   734,183   $2,092,300   $  915,676  $4,450,980   $7,458,956
                =======    =========    =========   =========    ==========

See accompanying notes to financial statements

                            PORTSMOUTH SQUARE, INC.
                           STATEMENTS OF CASH FLOWS


For the year ended June 30,                          2003           2002
                                                  ----------     ----------
Cash flows from operating activities:
  Net income (loss)                              $ 1,453,348    $(1,863,679)
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
    Equity in net income of Justice Investors     (1,567,714)    (2,159,887)
    Net unrealized (gains) losses on
     marketable securities                        (3,173,308)     1,515,189
    Reserve for losses on other investments                -        250,000
    Changes in assets and liabilities:
      Investment in marketable securities         (9,280,877)     4,945,123
      Other assets                                   108,006       (942,757)
      Accounts payable and accrued expenses          468,974     (1,116,512)
      Due to securities broker                     3,391,781       (438,043)
      Obligations for securities sold              5,635,642     (1,463,838)
                                                  ----------     ----------
  Net cash used in operating activities           (2,964,148)    (1,274,404)
                                                  ----------     ----------

Cash flows from investing activities:
  Cash distributions from Justice Investors        1,974,470      3,262,896
  Other investments                                        -       (250,000)
                                                  ----------     ----------
  Net cash provided by investing activities        1,974,470      3,012,896
                                                  ----------     ----------

Cash flows from financing activities:
  Dividends paid                                    (367,091)      (367,091)
                                                  ----------     ----------
  Net cash used in financing activities             (367,091)      (367,091)
                                                  ----------     ----------
Net (decrease) increase in cash and
 cash equivalents                                 (1,356,769)     1,371,401

Cash and cash equivalents at the beginning
 of the period                                     1,480,271        108,870
                                                  ----------     ----------
Cash and cash equivalents at the end of the
 period                                          $   123,502    $ 1,480,271
                                                  ==========     ==========

Supplemental information:
  Income taxes paid, net of refunds              $   776,618    $   500,000
                                                  ==========     ==========

  Margin interest paid                           $    53,377    $   118,173
                                                  ==========     ==========


See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.

                       NOTES TO THE FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business

As of June 30, 2003, Santa Fe Financial Corporation ("Santa Fe") owns approximately 68.8% of the outstanding common shares of Portsmouth Square, Inc. ("Portsmouth" or the "Company"). Portsmouth's primary source of revenue is from its 49.8% interest in Justice Investors, a California limited partnership in which Portsmouth serves as both a general and limited partner. Justice Investors owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California, commonly known as the Holiday Inn Financial District/Chinatown. Justice Investor's most significant income source is a lease between the partnership and Felcor Lodging Trust, Inc. for the hotel portion of the property. In addition, the partnership derives income from the lease of the garage portion of the property to Evon Garage Corporation. The Company also derives revenue from management for actively managing the hotel as a general partner and from the investment of its cash and securities assets.

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

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, marketable securities, amounts due to securities broker and obligations for securities sold approximates fair value.

Revenue Recognition

The Company's primary source of revenue is from its 49.8% interest in Justice Investors, a limited partnership which owns and leases a hotel in San Francisco, California, in which the Company is both a general and a limited partner. The Company accounts for its investment in Justice Investors under the equity method.


Basic Earnings per Share

Basic earnings per share are calculated based upon the weighted average number of common shares outstanding during each fiscal year. As of June 30, 2003 and June 30, 2002, the Company did not have any potentially dilutive securities outstanding; and therefore, does not report diluted earnings per share.


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


Recently Issued Accounting Standards

In November 2002, The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), which requires elaborating on the disclosures that must be made by a guarantor in its financial statements about its obligations under certain guarantees. It also requires that a guarantor recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were required at December 31, 2002 and the recognition requirements of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. The application of FIN 45 did not have a material impact on the Company.

In January 2003, The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 defines variable interest entities as a corporation, partnership, trusts, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The application of FIN 46 did not have a material impact on the Company.

In April 2003, The Financial Accounting Standards Board (FASB) issued FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149). FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133. The new guidance amends FAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to FAS 133,
(b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contains financing components. The amendments set forth in FAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. FAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. FAS 149 did not have a material impact on the Company's financial statements.

Statement of Financial Standards No. 150, Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity, which establishes standards for how an issuer is to classify and measure certain financial instruments with characteristics of both liabilities and equity.
It requires that an issuer classify certain financial instruments that would previously have been classified as equity as liabilities (or as assets in some circumstances). Specifically, FAS 150 requires that financial instruments issued in the form of shares that are mandatorily redeemable; financial instruments that embody an obligation to repurchase the issuer's equity shares or are indexed to such an obligation; or financial instruments that embody an unconditional obligation or a conditional obligation that can be settled in certain ways be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 25, 2003. Management has evaluated the impact of this statement and has determined that there will be no material effect on the Company's financial position or results of operation.

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

The compensation agreement for the general partners of Justice Investors provides that the general partners are entitled to receive compensation equal to 3% of the annual gross rents of the partnership. From the first $150,000 of compensation payable to the general partners, $120,000 is payable to Evon Garage Corporation and $30,000 is payable to Portsmouth as the other general partner. Any compensation in excess of the $150,000 is to be split 50/50 between the general partners. The partnership makes monthly advances of $10,000 to Evon and $2,500 to Portsmouth with any balance adjusted at the end of the year based on annual gross revenues. For the twelve months ended June 30, 2003 and 2002, the Company received $30,000 in management fees from Justice Investors.

The Company amortizes the difference between the cost basis of its investment in Justice Investors and its share of net assets in Justice Investors over 40 years.

For the Company's investment in Justice, to the extent that projected future undiscounted cash flows from the operation of the Company's hotel property are less than the carrying value of the asset, the investment would be considered permanently impaired and the carrying value of the asset would be reduced to its fair value.

Condensed financial statements for Justice Investors are as follows:


                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

As of June 30,                                                 2003
                                                            ----------
Assets
Total current assets                                       $   126,360
Property, plant and equipment, net of
  accumulated depreciation of $12,589,362                    5,622,698
Land                                                         1,124,128
Loan fees and deferred lease costs,
  net of accumulated amortization of $256,918                   53,570
                                                            ----------
    Total assets                                           $ 6,926,756
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $    49,419
Long term debt                                               3,687,312
Partners' capital                                            3,190,025
                                                            ----------
    Total liabilities and partners' capital                $ 6,926,756
                                                            ==========


                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the twelve months ended June 30,           2003            2002
                                            ----------      ----------
Revenues                                   $ 3,970,868     $ 5,180,311
Costs and expenses                            (873,097)       (843,187)
                                            ----------      ----------
Net income                                 $ 3,097,771     $ 4,337,124
                                            ==========      ==========


NOTE 3 - INVESTMENT IN MARKETABLE SECURITIES AND OTHER INVESTMENTS

The Company's investment in marketable securities consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies, where financial benefit could inure to its shareholders through income and/or capital gain.

The Company also invests, with the approval of the Securities Investment Committee, in unlisted companies, through private placements. These investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments and are reviewed for impairment on a periodic basis. As of June 30, 2003, the Company had investments in unlisted companies (other investments) of $300,000 with a reserve for loss on other investments totaling $100,000. The investment is presented net of the reserve and is disclosed on the balance sheet as other investments.

For other investments, the Company reviews the investment's operating results, financial position and other relevant factors to determine whether there has been a permanent impairment in the carrying value of other investments. If an impairment is determined to exist, the carrying value or the investment is reduced to its estimated fair value.


As of June 30, 2003, the Company had investments in marketable equity securities of $14,792,901. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of June 30, 2003.

                                                             % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Electric, pipelines, oil and gas    $ 5,006,146               33.7%
   Semiconductor, software, internet,
    and computer                         2,732,364               18.5%
   Telecommunications                    2,130,707               14.4%
   Airlines and defense                  1,134,451                7.7%
   Chemicals, materials, metals,
    and mining                             822,582                5.6%
   Apparel, food and consumer goods        750,430                5.1%
   Insurance                               704,213                4.8%
   REITs, lodging, home builders
    and hotels                             624,169                4.2%
   Other                                   887,839                6.0%
                                        ----------              ------
                                       $14,792,901              100.0%
                                        ==========              ======

As part of the investment strategies, the Company may assume short positions against its long positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities and/or to provide additional return opportunities. The Company has no naked short positions. As of June 30, 2003, the Company had obligations for securities sold (equities short) of $5,758,002.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net unrealized gains or losses included in earnings.

Included in the net gains on marketable securities of $1,691,219 for the twelve months ended June 30, 2003 are net unrealized gains of $3,173,308 and net realized losses of $1,482,089. Included in the net losses on marketable securities of $4,325,517 for the twelve months ended June 30, 2002 are net unrealized losses of $1,515,189 and net realized losses of $2,810,328.

NOTE 4 - INCOME TAXES

The provision for income taxes benefit (expense) consists of the following:

For the year ended June 30,             2003           2002
                                     ----------     ----------
  Federal
    Current                         $   (84,799)   $    29,941
    Deferred                           (623,914)     1,158,891
                                     ----------     ----------
                                       (708,713)     1,188,832
                                     ----------     ----------

  State
    Current                            (119,464)       (37,922)
    Deferred                            (88,899)        61,000
                                     ----------     ----------
                                       (208,363)        23,078
                                     ----------     ----------
                                    $  (917,706)   $ 1,211,910
                                     ==========     ==========


A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

For the year ended June 30,               2003           2002
                                         ------         ------
  Statutory federal tax rate               34.0%          34.0%
  State income taxes, net of
   federal tax benefit                      5.8            6.0
  Other                                    (0.9)          (0.6)
                                         ------         ------
                                           38.9%          39.4%
                                         ======         ======


The components of the Company's deferred tax assets and (liabilities) as of June 30, 2003 are as follows:

  Capital loss carryforward                        $ 1,379,663
  Unrealized gains on marketable securities         (1,094,687)
  State taxes                                          (48,900)
                                                     ---------
  Net deferred tax asset                           $   236,076
                                                     =========

As of June 30, 2003, the Company had net capital losses available for carryforward for income tax purposes totaling approximately $3,278,344. The carryforward expires in varying amounts through 2006.


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

Information below represents reported segments for the years ended June 30, 2003 and 2002. Operating income from Justice Investors consists of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income (losses) for investment transactions consist of net investment gains (losses) and dividend and interest income.

Year ended                    Justice      Investment
June 30, 2003                Investors    Transactions     Other          Total
                            -----------   -----------   -----------   ----------
--
Operating income            $ 1,567,714   $ 1,795,846  $          -   $
3,363,560
Operating expenses                    -      (534,536)            -
(534,536)
                            -----------   -----------   -----------   ----------
--
Net operating
 Income                       1,567,714     1,261,310            -
2,829,024

General and administrative
  expenses                            -             -      (498,743)
(498,743)
Other income                          -             -        40,143
40,143
Income tax expense                    -             -      (917,076)
(917,076)
                            -----------   -----------   -----------   ----------
--
Net income(loss)            $ 1,567,714   $ 1,261,310   $(1,375,676)  $
1,453,348
                            ===========   ===========   ===========
============
Total Assets                $ 1,079,466   $14,992,901   $ 1,082,139   $
17,154,506
                            ===========   ===========   ===========
============

Year ended                    Justice      Investment
June 30, 2002                Investors    Transactions     Other          Total
                            -----------   -----------   -----------   ----------
--
Operating income (loss)     $ 2,159,887   $(4,512,165)  $         -   $
(2,352,278)
Operating expenses                    -      (228,373)            -
(228,373)
                            -----------   -----------   -----------   ----------
--
Net operating income(loss)    2,159,887    (4,740,538)            -
(2,580,651)

General and administrative
  expenses                            -             -      (543,052)
(543,052)
Other income                          -             -        48,114
48,114
Income tax benefit                    -             -     1,211,910
1,211,910
                            -----------   -----------   -----------   ----------
--
Net income (loss)           $ 2,159,887   $(4,740,538)  $   716,972   $
(1,863,679)
                            ===========   ===========   ===========
============
Total Assets                $ 1,486,222   $ 2,538,716   $ 2,546,914   $
6,571,852
                            ===========   ===========   ===========
============

NOTE 6 - RELATED PARTY TRANSACTIONS

Certain shared costs and expenses, primarily administrative salaries, rent and insurance are allocated among the Company, the Company's parent, Santa Fe Financial Corporation ("Santa Fe"), and The InterGroup Corporation ("InterGroup"), parent of Santa Fe, based on management's estimate of the pro rata utilization of resources. For the years ended June 30, 2003 and 2002, these expenses were approximately $85,328 and $126,450, respectively. Four of the Company's Directors serve as directors of InterGroup and three of the Company's Directors serve on the Board of Santa Fe.

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



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


Item 8A. Controls and Procedures.

(a) Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-KSB. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

(b) Internal Control Over Financial Reporting.

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                              PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2003:

                                 Present
                                 Position           Director
     Name             Age     With the Company        Since      Term to Expire
--------------------------------------------------------------------------------
----
John V. Winfield      56      Chairman, President     1996       2003 Annual
Meeting
                              and Chief Executive
                              Officer (1)

Jerold R. Babin       71      Director                1996       2003 Annual
Meeting

Josef A. Grunwald     55      Director                1996       2003 Annual
Meeting

John C. Love          63      Director (1)(2)         1998       2003 Annual
Meeting

William J. Nance      59      Director (1)(2)         1996       2003 Annual
Meeting

Michael G. Zybala     51      Vice President,
                              Secretary, and
                              General Counsel         N/A        N/A

David T. Nguyen       30      Treasurer and           N/A        N/A
                              Controller

-----------------------------------------------
(1)  Member of Securities Investment Committee
(2)  Member of Audit Committee


BUSINESS EXPERIENCE:

The principal occupation and business experience during the last five years for each of the Directors and Executive Officers of the Company are as follows:

John V. Winfield - Mr. Winfield was first elected to the Board in May of 1996 and currently serves as the Company's Chairman of the Board, President and Chief Executive Officer. Mr. Winfield is also Chairman of the Board, President and Chief Executive Officer of Portsmouth's parent company Santa Fe Financial Corporation ("Santa Fe"), a public company, having held those positions since April 1996. Mr. Winfield is also Chairman of the Board, President and Chief Executive Officer of The InterGroup Corporation ("InterGroup"), a public company, and has held those positions since 1987.

Jerold R. Babin - Mr. Babin was appointed as a Director of the Company on February 1996. Mr. Babin has been a retail securities broker for the past 37 years. From 1989 to present, he has worked for Prudential Securities (now a division of Wachovia Securities) where he currently holds the title of First Vice-President.

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

Michael G. Zybala - Mr. Zybala was appointed as Vice President and Secretary of the Company on February 20, 1998 and was appointed Treasurer on May 16, 2000, which was a position he held until February 27, 2003. He is also Vice President, Secretary and General Counsel of Santa Fe. Mr. Zybala has served as the Company's General Counsel since 1995 and has represented the Company as its corporate counsel since 1978. Mr. Zybala also serves as Assistant Secretary and counsel to InterGroup and served as its Vice President Operations from January 1999 to July 15, 2002.

David T. Nguyen - Mr. Nguyen was appointed as Treasurer of the Company on February 27, 2003. Mr. Nguyen also serves as Treasurer of InterGroup and Santa Fe, having been appointed to those positions on February 26, 2003 and February 27, 2003, respectively. Mr. Nguyen is a Certified Public Accountant and, from 1995 to 1998, was employed by PricewaterhouseCoopers where he was a Senior Accountant specializing in real estate. Mr. Nguyen has also served as the Company's Controller from 1998 to December 2001 and from December 2002 to present.



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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and each beneficial owner of more than ten percent of the Common Stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2003 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.


Item 10.   Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Chief Executive Officer and any other qualifying Executive Officers and employees who earned more than $100,000 for all services rendered to the Company during the three most recent fiscal years.


                           SUMMARY COMPENSATION TABLE

                                         Annual Compensation
                              --------------------------------------------
                                                             Other Annual
Name and Principal Position    Year    Salary      Bonus   Compensation (2)
---------------------------    ----    ------     --------  ---------------

John V. Winfield               2003    $76,500    $411,355(1)   $6,000
Chairman, President and        2002    $88,125    $      0      $6,000
Chief Executive Officer        2001    $90,000    $      0      $6,000

-----------------------

(1) Amounts shown reflect a performance bonus, approved by the disinterested members of the Board of Directors, based on the results of Mr. Winfield's management of the Company's securities portfolio for the fiscal year ended June 30, 2003.

(2) Amounts shown reflect regular Directors fees. During fiscal years 2003, 2002 and 2001, the Company also paid annual premiums of $17,000 for a split dollar whole life insurance policy, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.


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

On July 18, 2003, the disinterested members of the Board of Directors established a performance compensation program for the Company's CEO, John V. Winfield, to keep and retain his services as a direct and active manager of the Company's securities portfolio. The Company's previous experience and results with outside money managers was not acceptable. Pursuant to the criteria established by the Board, Mr. Winfield will be entitled to performance compensation for his management of the Company's securities portfolio equal to 20% of all net investment gains generated in excess of the performance of the S&P 500 Index. Compensation amounts will be calculated and paid quarterly based on the results of the Company's investment portfolio for that quarter. Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company.
The compensation program will be administered so that total amount of compensation paid to Mr. Winfield in any tax year will not exceed $1 million. This performance compensation program may be modified or terminated at the discretion of the Board.


Internal Revenue Code Limitations
Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), provides that, in the case of a publicly held corporation, the corporation is not generally allowed to deduct remuneration paid to its chief executive officer and certain other highly compensated officers to the extent that such remuneration exceeds $1,000,000 for the taxable year. Certain remuneration, however, is not subject to disallowance, including compensation paid on a commission basis and, if certain requirements prescribed by the Code are satisfied, other performance based compensation. No compensation paid by the Company to its CEO or other executive officers was subject the deduction disallowance prescribed by Section 162(m) of the Code.


                           DIRECTOR COMPENSATION

The bylaws of Portsmouth permit directors to be paid a fixed sum for attendance at each meeting of the Board or a stated salary as director. Each director is paid a fee of $1,500 per quarter for a total annual compensation of $6,000. This policy has been in effect since July 1, 1985. Members of the Company's Audit Committee also receive a fee of $500 per quarter.

Item 11. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters

The following table sets forth, as of September 15, 2003, certain information with respect to the beneficial ownership of Common Stock owned by (i) those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock, (ii) each Director and Executive Officer, and (iii) all Directors and Executive Officers as a group.

Name and Address of                 Amount and Nature            Percent of
Beneficial Owner                   of Beneficial Owner(1)         Class (2)
-------------------                -------------------           ----------

John V. Winfield                              0                        *
820 Moraga Drive
Los Angeles, CA 90049

Jerold R. Babin                          48,345(3)                  6.6%
4 Embarcadero Center
Suite 2400
San Francisco, CA 94111

Josef A. Grunwald                             0                        *
820 Moraga Drive
Los Angeles, CA 90049

John C. Love                                  0                        *
820 Moraga Drive
Los Angeles, CA 90049

William J. Nance                              0                        *
820 Moraga Drive
Los Angeles, CA 90049

Michael G. Zybala                             0                        *
820 Moraga Drive
Los Angeles, CA 90049

David T. Nguyen
820 Moraga Drive
Los Angeles, CA                               0                        *

Santa Fe Financial Corporation          507,772(4)                  69.2%
820 Moraga Drive
Los Angeles, CA 90049

All of the above as a group             556,117                     75.7%
---------------------------

* Ownership does not exceed 1%

 (1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated based of 734,183 shares of Common Stock issued and outstanding as of September 15, 2003.

(3) Jerold R. Babin claims sole voting power over the 48,345 shares identified herein, of which he has sole dispositive power over 9,667 held in his retirement account. He claims shared dispositive power with his wife over the 38,478 shares which they hold as trustees of a family trust.

(4) Santa Fe Financial Corporation is the record and beneficial owner of 505,272 shares of the Common Shares of Portsmouth and 2,500 shares are owned by Santa Fe's parent company, The InterGroup Corporation. As directors of Santa Fe and InterGroup, Messrs. Winfield, Nance and Love have the power to direct the vote of the shares of Portsmouth owned by Santa Fe and InterGroup.


Security Ownership of Management in Parent Corporation.

As of September 15, 2003, John V. Winfield is the beneficial owner of 49,400 shares of the common stock of Portsmouth's parent corporation, Santa Fe. The InterGroup Corporation is the beneficial owner of 740,796 shares of common stock and 63,600 shares of convertible, voting preferred stock of Santa Fe. Pursuant to a Voting Trust Agreement dated June 30, 1998, InterGroup also has the power to vote the 49,400 shares of common stock owned by Mr. Winfield giving it a total of 853,796 voting shares, which represents 68.8% of the voting power of Santa Fe. As President, Chairman of the Board and a 58.6% shareholder of InterGroup, Mr. Winfield has voting and dispositive power over the shares owned of record and beneficially by InterGroup. No other director or executive officer of Portsmouth has a beneficial interest in Santa Fe's shares.

Changes in Control Arrangements.

There are no arrangements that may result in a change in control of Portsmouth.

Securities Authorized for Issuance Under Equity Compensation Plans.

Portsmouth has no securities authorized for issuance under any equity compensation plans.


Item 12. Certain Relationships and Related Transactions

As of September 15, 2003, Santa Fe and InterGroup owned 69.2% of the common stock of Portsmouth, and InterGroup and John V. Winfield, in the aggregate, owned approximately 68.8% of the voting stock of Santa Fe. Certain costs and expenses, primarily salaries, rent and insurance, are allocated between the Company, Santa Fe, and InterGroup based on management's estimate of the utilization of resources. Effective June 30, 1998, certain accounting and administrative functions of the Company and its subsidiaries, were transferred to the Los Angeles, California offices of InterGroup. During the fiscal years ended June 30, 2003 and 2002, the Company made payments to InterGroup in the total amount of approximately $85,000 and $126,000, respectively, for administrative costs and reimbursement of direct and indirect costs associated with the management of the Company and its investments, including the partnership asset. During fiscal 2003 and 2002, the Company also paid annual consulting fees to an officer of InterGroup in the amount of $62,004 and $86,400, respectively.

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

In December 1998, the Board of Directors authorized the Company to obtain whole life insurance and split dollar insurance policies covering the Company's President and Chief Executive Officer, Mr. Winfield. During fiscal 2003 and 2002, the Company paid annual premiums of $17,000 for the split dollar whole life insurance policy, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

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

(a) Listing of Exhibits by Table Number
    -----------------------------------

Set forth below is an index of applicable exhibits filed with this report according to exhibit table number.

     Exhibit                                                    Page
     -------                                                    ----

     3.(i)  Articles of Incorporation                             *
       (ii) Bylaws (amended February 16, 2000)                    **

     4.     Instruments defining the rights of Security           *
            Holders, including indentures (see Articles of Incorporation and Bylaws)


     31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

     31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

     32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

     32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

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


(c) Financial Statements and Schedules Required by Regulation S-X

The following financial statements of Justice Investors are included in
Item 13:
                                                              PAGE
                                                              ----

Independent Auditor's Report                                   F-1

Balance Sheets -- December 31, 2002 and 2001                   F-2

Statements of Income and Partners' Capital - Years             F-3
  Ended December 31, 2002 and 2001

Statements of Cash Flows -- Years Ended                        F-4
  December 31, 2002 and 2001

Notes to Financial Statements -- December 31, 2002 and 2001    F-5

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


Item 14.  Principal Accountant Fees and Services.

Audit Fees - The aggregate fees billed for each of the last two fiscal years ended June 30, 2003 and 2002 for professional services rendered by PricewaterhouseCoopers LLP, the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years, were as follows:

                        Fiscal 2003 - $32,500
                        Fiscal 2002 - $27,405

There were no fees paid to PricewaterhouseCoopers LLP for "Audit Related Fees", "Tax Fees" or for "Other Fees" as defined in Item 9(e) of Schedule 14A.

All of the services and fees described above were approved by the Company's Audit Committee. It is the Audit Committee's policy to approve all services to be performed by the Company's principal accountant prior to the rendering of those services.

All hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent fiscal year were attributed to work performed by persons that were the full time, permanent employees of PricewaterhouseCoopers LLP.

                                SIGNATURES
                                ----------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  PORTSMOUTH SQUARE, INC.
                                                        (Registrant)

Date: September 26, 2003                      by /s/ John V. Winfield
      ------------------                         ---------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer

Date: September 26, 2003                      by /s/ Michael G. Zybala
      ------------------                         ---------------------------
                                                 Michael G. Zybala,
                                                 Vice President and Secretary

Date: September 26, 2003                      by /s/ David T. Nguyen
      ------------------                         ---------------------------
                                                 David T. Nguyen, Treasurer
                                                 and Controller
                                                 (Principal Financial Officer)


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: September 26, 2003              /s/ John V. Winfield
      ------------------              ---------------------------------------
                                      John V. Winfield, Chairman of the Board

Date: September 26, 2003              /s/ Jerold R. Babin
      ------------------              ---------------------------------------
                                      Jerold R. Babin,
                                      Director

Date: September 26, 2003              /s/ Josef A. Grunwald
      ------------------              ---------------------------------------
                                      Josef A. Grunwald,
                                      Director

Date: September 26, 2003              /s/ John C. Love
      ------------------              ---------------------------------------
                                      John C. Love
                                      Director

Date: September 26, 2003             /s/ William J. Nance
      ------------------              ---------------------------------------
                                      William J. Nance,
                                      Director

                        Independent Auditors' Report
                        ----------------------------

To the Partners
Justice Investors
San Francisco, California

We have audited the accompanying balance sheets of Justice Investors (a limited partnership) as of December 31, 2002 and 2001, and the related statements of income and partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Justice Investors (a limited partnership) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Burr, Pilger & Mayer LLP


San Francisco, California
January 24, 2003

                           JUSTICE INVESTORS
                        (a limited partnership)
                             BALANCE SHEETS
                       December 31, 2002 and 2001
                       --------------------------

                                ASSETS                  2002         2001
                                ------                  ----         ----
Current assets:
  Cash                                              $    5,469     $  245,797
  Rents receivable:
   Hotel                                               110,687      1,188,656
   Garage-related party                                113,395        115,356
   Other                                                   200              -
  Due from partner                                         961              -
  Prepaid expenses                                      10,000          1,869
                                                     ---------      ---------
       Total current assets                            240,712      1,551,678
                                                     ---------      ---------
Property and equipment:
  Office equipment (net of accumulated
    depreciation of $5,553 in 2002 and 2001)                 -              -
  Building and improvements on operating
    leases (net of accumulated depreciation of
    $12,434,823 in 2002 and $12,096,271
    in 2001)                                         3,011,179      3,349,731
  Construction in progress                             481,403              -
  Land                                               1,124,128      1,124,128
                                                     ---------      ---------
       Total property and equipment                  4,616,710      4,473,859
                                                     ---------      ---------
Other assets:
 Loan fees (net of accumulated amortization
   of $229,135 in 2002 and $195,570 in 2001)            59,122         88,687
 Deferred lease costs (net of accumulated
   amortization of $12,185 in 2002 and
   $10,708 in 2001)                                      9,970         11,447
                                                     ---------      ---------
       Total other assets                               69,092        100,134
                                                     ---------      ---------
                                                    $4,926,514     $6,125,671
                                                     =========      =========

                    LIABILITIES AND PARTNERS' CAPITAL
                    ---------------------------------

Current liabilities:
  Trade accounts payable and accrued expenses       $   25,049     $   48,521
  Rents received in advance                                  -        206,250
  Accrued interest                                       3,895          2,349
  Due to partner                                           100         15,971
                                                     ---------      ---------
       Total current liabilities                        29,044        273,091
Long-term debt                                       1,137,767      1,000,000
                                                     ---------      ---------
       Total liabilities                             1,166,811      1,273,091
                                                     ---------      ---------
Partners' capital                                    3,759,703      4,852,580
                                                     ---------      ---------
                                                    $4,926,514     $6,125,671
                                                     =========      =========


The accompanying notes are an integral part of these financial statements.

                           JUSTICE INVESTORS
                         (a limited partnership)

                STATEMENTS OF INCOME AND PARTNERS' CAPITAL
                for the years ended December 31, 2002 and 2001
                ----------------------------------------------

                                                       2002           2001
                                                       ----           ----
Rental income:
  Hotel - base rent                                $ 2,500,000   $ 2,500,000
  Hotel - additional rent                              136,961     2,706,656
  Garage - related party                             1,410,698     1,385,425
  Other                                                  2,400         2,400
                                                     ---------     ---------
      Total rental income                            4,050,059     6,594,481
                                                     ---------     ---------

Operating expenses:
  Interest                                              25,613        20,268
  Depreciation and amortization                        369,594       386,970
  Lease commission                                      26,370        52,066
  Property taxes                                        43,286        42,493
  General and administrative:
    Administrative fees - general partners             150,000       197,762
    Accounting fees                                      2,225         2,200
    Audit and tax preparation                           39,161        41,159
    Bank charges                                        12,455         9,985
    Consultants                                         30,313        28,065
    Franchise taxes                                        971           800
    Insurance expense                                   48,619        44,910
    Legal fees                                          14,401        80,614
    Repairs and maintenance                              8,353         5,218
    Miscellaneous                                        3,710         2,356
                                                     ---------     ---------
      Total operating expenses                         775,071       914,866
                                                     ---------     ---------

Other income:
  Interest income                                          135        10,682
  Miscellaneous income                                       -       629,406
                                                     ---------     ---------
      Total other income                                   135       640,088
                                                     ---------     ---------
      Net Income                                     3,275,123     6,319,703

Partners' capital at beginning of period             4,852,580     5,252,877

Less distributions to partners                      (4,368,000)   (6,720,000)
                                                     ---------     ---------
Partners' capital at end of period                 $ 3,759,703   $ 4,852,580
                                                     =========     =========

The accompanying notes are in integral part of these financial statements.

                                JUSTICE INVESTORS
                              (a limited partnership)
                              -----------------------

                             Statements of Cash Flows
                  for the years ended December 31, 2002 and 2001
                  ----------------------------------------------



                                                        2001          2000
                                                        ----          ----
Cash flows from operating activities:
  Net income                                        $ 3,275,123   $ 6,319,703
  Adjustments to reconcile net income to
     net cash provided by operating
     activities-depreciation and amortization           369,594       386,970
  Changes in operating assets and liabilities:
   Decrease in rents receivable and due from
     partner                                          1,078,769     1,500,580
   (Increase) decrease in prepaid expenses               (8,131)        3,237
   Decrease in trade accounts payable
     and accrued expenses                               (23,472)      (55,872)
   Decrease increase in rents received in advance      (206,250)      206,250
   (Decrease) increase in due partner                   (15,971)       15,971
    Decrease (increase) in accrued interest               1,546       (11,042)
                                                      ---------     ---------
      Net cash provided by operating activities       4,471,308     8,365,797
                                                      ---------     ---------
Cash flows from investing activities:
  Purchase of property and equipment -
     Construction in progress                          (481,403)            -
                                                      ---------     ---------
Cash flows from financing activities:
  Distributions to partners                          (4,368,000)   (6,720,000)
  Net proceeds (payments) on long-term debt             137,767    (1,400,000)
                                                      ---------     ---------

      Net cash used in financing activities          (4,230,233)   (8,120,000)

      Net (decrease) increase in cash
        and cash equivalents                           (240,328)      245,797

Cash and cash equivalents at beginning of year          245,797             -
                                                      ---------     ---------

Cash and cash equivalents at end of year            $     5,469   $   245,797
                                                      =========     =========

Supplemental disclosures of cash flows
   information-cash paid during the year for

  Interest                                          $   24,067    $    31,310
                                                      ========      =========
  Franchise taxes                                   $      971    $       800
                                                      ========      =========


The accompanying notes are in integral part of these financial statements.

                            JUSTICE INVESTORS
                             (a limited partnership

                          Notes to Financial Statements
                          -----------------------------

1.  Organization
    ------------

Justice Investors, a Limited Partnership (the Partnership), was formed in 1967 to acquire real property in San Francisco, California, for the development and lease of hotel and related facilities. The leases became effective during 1970 upon completion of the hotel and parking garage. The Partnership leases the hotel to Felcor Lodging Trust, Inc. (Felcor) and is operated under the name Holiday Inn. The hotel lease provides for the Partnership to receive certain percentages of hotel revenue, as defined, to December 31, 2004, with a five-year renewal option. The Partnership leases the parking garage to Evon Garage Corporation (Evon), a general partner. The parking garage lease provides for payments of certain percentages of parking receipts to November 30, 2010. See Note 4-Leasing Arrangements.

The Partnership operates in one business segment, the development and lease of hotel and related facilities.


2.  Summary of Significant Accounting Policies
    ------------------------------------------

Rents Receivable
----------------
Management believes that all rents receivable are fully collectible. Therefore, no allowance for doubtful accounts was recorded as of December 31, 2002.

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

Construction in Progress
------------------------
Construction in progress at December 31, 2002 consisted of accumulated incurred costs through December 31, 2002 for a spa and new meeting rooms that will substantially be complete in 2003, at which time the aggregate costs of construction in progress will be transferred to property and equipment and depreciation will commence upon transfer.

Loan Fees and Deferred Lease Costs
----------------------------------
Loan fees are stated at cost and amortized using the straight line method over 10 years. Deferred lease costs are stated at cost and amortized using the straight line method over 15 years.

Trade Accounts Payable
----------------------
The Partnership's banking system provides for the daily replenishment of bank accounts from the line of credit as checks are presented. Accordingly, included in trade accounts payable at December 31, 2002 and 2001 is $20,970 and $59,254, respectively, representing the excess of outstanding checks over cash on deposit at the bank upon which the checks were drawn.

                                 Continued

                              JUSTICE INVESTORS
                            (a limited partnership

                     Notes to Financial Statements, Continued
                     ----------------------------------------

2. Summary of Significant Accounting Policies, continued
--------------------------------------------------------

Long-Lived Assets
-----------------
In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Partnership evaluates the potential impairment of long-lived assets when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If it is determined that the carrying value of a long-lived asset may not be recoverable based upon the relevant facts and circumstances, the Partnership estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less then the carrying value of the asset, the Partnership will recognize an impairment loss for the difference between the carrying value of the asset and its fair value.

Revenue Recognition
-------------------
The Partnership recognizes rental income over the lease term as it becomes receivable according to the provisions of the leases. The leases contain provisions for a base rent plus a percentage of the lessees' revenues. See
Note 4-Leasing Arrangements.

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

Fair value of Financial Instruments
-----------------------------------
The Partnership's financial instruments are cash, accounts receivable, accounts payable, and long-term debt. The recorded values of cash, accounts receivable, and accounts payable approximate their fair values based on their short-term nature. The recorded value of long term debt approximates the fair value, as interest approximates market rates.

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

                                 Continued

                             JUSTICE INVESTORS
                             (a limited partnership)

                    Notes to Financial Statements, Continued
                    ----------------------------------------

3.  Long-Term Debt
    --------------

The Partnership has a revolving reducing line of credit agreement with a bank that is collateralized by the first deed of trust on the hotel land and property and the Partnership's interest in the hotel and garage leases. Balances accrue interest at either prime rate per annum or at LIBOR plus 2% per annum to a capped rate of 9.5% on balances up to $4,000,000. The outstanding balances under the agreement at December 31, 2002 and 2001 were $1,137,767 and $1,000,000, respectively. The balances were accruing interest at 3.5% and 4.25% at December 31, 2002. The line of credit matures on December 31, 2004.

Under the terms of the agreement, the line of credit is subject to a declining maximum credit limit as follows:

                     2003                    $4,970,590
                     2004                    $4,470,275


4.  Leasing Arrangements
    --------------------

The Partnership leases the hotel and parking garage facilities under noncancelable operating leases.

The hotel lease with Felcor provides for minimum monthly payments of $208,333 plus an additional percentage rent. The percentage rent is based on the greater of a) 20% of the gross room revenue of the lessee or b) $2,500,000 plus 50% of the lessee's cash available. Cash available is defined as the gross room revenue plus other revenue less operating expenses of the lessee less the base rent of $2,500,000 less $1,250,000. Rents due under the 20% of gross room revenue provision are payable monthly and are calculated based on cumulative gross room revenues on a calendar basis. Rents due on the 50% of cash available provision are payable annually in December. Additional hotel percentage rent received during 2002 and 2001 was $136,961 and $2,706,656, respectively.

The parking garage lease with Evon provides for minimum monthly payments of $19,764 plus an additional percentage rent. The percentage rent is based on 60% of the gross parking revenues and is due monthly. Additional garage percentage rent received during 2002 and 2001 was $1,173,530 and $1,148,257, respectively.

Minimum future rentals to be received under non-cancelable leases as of December 31, 2002 for each of the next five years and in the aggregate are:

                                  Hotel          Garage        Total
                                  -----          ------        -----
    2003                       $ 2,500,000   $   237,168    $ 2,737,168
    2004                         2,500,000       237,168      2,737,168
    2005                                 -       237,168        237,168
    2006                                 -       237,168        237,168
    2007                                 -       237,168        237,168
    Thereafter                           -       691,740        691,740
                                ----------     ---------     ----------
                               $ 5,000,000   $ 1,877,580    $ 6,877,580
                                ==========     =========     ==========

                                 Continued

                            JUSTICE INVESTORS
                             (a limited partnership)

                    Notes to Financial Statements, Continued
                    ----------------------------------------

5.  Commitments
    -----------

Administrative Fees-General Partners
------------------------------------
The Partnership has an arrangement with its two general partners, Evon amd Portsmouth Square, Inc. (Portsmouth), under which it pays three percent of the first $10,000,000 of gross rents to the general partners. Of the first $150,000 payable, eighty percent is due Evon and twenty percent is due to Portsmouth. Any compensation in excess of $150,000 is split equally between Evon and Portsmouth.

Administrative fees paid to Evon and Portsmouth for 2002 and 2001 are as follows:

                                      2002          2001
                                      ----          ----

                 Evon               $120,000      $143,881
                 Portsmouth           30,000        53,881
                                     -------       -------
                                    $150,000      $197,762
                                     =======       =======

As of December 31, 2002, the Partnership had prepaid $10,000 of administrative fees to Evon. As of December 31, 2001, the Partnership had administrative fees payable to the general partners of $47,762, which is included in accounts payable in the accompanying balance sheet.

Lease Commission
----------------

The Partnership is obligated to pay a lease commission of 1% of rentals received to December 31, 2004 plus Holiday Inn lease extension, if any, to December 31, 2009.


6.  Related Party Transactions
    --------------------------
During 2002 and 2001, the Partnership incurred expenses for legal services of $14,401 and $80,384, respectively, which were rendered by a limited partner.

The garage lessee, Evon, is the Partnership's managing general partner. Evon paid the Partnership $1,410,698 and $1,385,425 during 2002 and 2001, respectively, under the terms of the lease agreement, see Note 4-Leasing Arrangements. Rents receivable from Evon at December 31, 2002 and 2001 were $113,395 and $115,356, respectively.

                                  Continued

                            JUSTICE INVESTORS
                             (a limited partnership)

                    Notes to Financial Statements, Continued
                    ----------------------------------------


7.  Concentration of Credit Risk
    ----------------------------

Revenue and Receivables
-----------------------
The Partnership earns rental revenues under two operating leases, see Note 4-Leasing Arrangements. The Partnership received 100% of its revenue related to the hotel from Felcor and 100% of its revenue related to the parking garage from Evon. Rents receivable at December 31, 2002 and 2001 consist of the amounts due under the leases as follows:

                                                       2002           2001
                                                       ----           ----

         Hotel receivable-Felcor                  $  110,687      $1,188,656
         Garage receivable-Evon                      113,395         115,356
         Other                                           200               -
                                                   ---------       ---------
                                                  $  224,282      $1,304,012
                                                   =========       =========

Felcor is a public company that is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934.


8.  Arbitration Settlement
    ----------------------

During 2001, the Partnership settled a dispute with Felcor, the hotel lessee, related to the computation of the percentage rent due for calendar years 1998, 1999, and 2000 under the lease between the Partnership and Felcor. The Partnership received a settlement payment of $600,000 which is included in miscellaneous income in the accompanying income statement.