Form 10QSB
period 2003-09-30
PORTSMOUTH SQUARE INC
filed 2003-11-14
CIK 79661

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                               FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 2003

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

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 734,183 shares of issuer's No Par Value Common Stock were outstanding as of November 12, 2003.

   Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                     INDEX

                             PORTSMOUTH SQUARE, INC.


PART I. FINANCIAL INFORMATION                                         PAGE
                                                                      ----
Item 1. Financial Statements

  Balance Sheet - September 30, 2003 (Unaudited)                       3

  Statements of Operations (Unaudited)- Three Months ended
    September 30, 2003 and September 30, 2002                          4

  Statements of Cash Flows (Unaudited)- Three Months ended
    September 30, 2003 and September 30, 2002                          5

  Notes to Financial Statements                                        6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           10

Item 3. Controls and Procedures                                       14


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                              15

SIGNATURES                                                            15

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             PORTSMOUTH SQUARE, INC.
                                 BALANCE SHEET
                                  (Unaudited)
As of September 30,                                           2003
                                                          ----------

Assets

  Cash and cash equivalents                              $    82,940
  Investment in marketable securities                     16,958,359
  Investment in Justice Investors                            953,434
  Other investments                                          200,000
  Deferred income tax asset                                  723,576
  Other assets                                               135,256
                                                          ----------
Total assets                                             $19,053,565
                                                          ==========

Liabilities and Shareholders' Equity

Liabilities
  Due to securities broker                                 2,848,697
  Obligations for securities sold                          8,570,117
  Accounts payable and other liabilities                     205,643
                                                          ----------
Total liabilities                                         11,624,457
                                                          ----------
Commitments and contingencies

Shareholders' equity:
  Common stock, no par value:
    Authorized shares - 750,000
    Issued and outstanding shares - 734,183                2,092,300
  Additional paid-in capital                                 915,676
  Retained earnings                                        4,421,132
                                                          ----------

Total shareholders' equity                                 7,429,108
                                                          ----------

Total liabilities and shareholders' equity               $19,053,565
                                                          ==========


See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


For the three months ended September 30,              2003           2002
                                                  ----------     ----------
  Equity in net income of Justice
   Investors                                      $  271,372     $  499,287

  General and administrative expense                (110,083)      (112,718)
                                                  ----------     ----------
                                                     161,289        386,569
Other income (expenses):
  Net gains(losses) on marketable securities         405,453      (717,465)
  Dividend and interest income                        51,874         26,040
  Margin interest and trading expenses               (62,150)       (16,460)
  Other income                                         5,605         15,221
                                                  ----------     ----------
                                                     400,782       (692,664)
                                                  ----------     ----------

Income(loss) before income taxes                     562,071       (306,095)

Provision for income tax (expense) benefit          (224,828)       125,009
                                                  ----------     ----------
Net income(loss)                                 $   337,243    $  (181,086)
                                                  ==========     ==========

Basic income(loss) per share                     $      0.46    $     (0.25)
                                                  ==========     ==========

Weighted average number of
  shares outstanding                                 734,183        734,183
                                                  ==========     ==========


See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)


For the three months ended September 30,             2003           2002
                                                  ----------     ----------
Cash flows from operating activities:
  Net income(loss)                               $   337,243   $   (181,086)
  Adjustments to reconcile net loss
   to net cash (used in) provided by
    operating activities:
    Equity in net income of Justice Investors       (271,372)      (499,287)
    Net unrealized  gains on
     marketable securities                          (464,711)      (357,361)
    Changes in assets and liabilities:
      Investment in marketable securities         (1,700,747)     1,627,730
      Deferred income taxes and other assets          99,805       (489,184)
      Accounts payable and other liabilities        (340,124)        34,360
      Due to securities broker                      (543,084)             -
      Obligations for securities sold              2,812,115        131,367
                                                  ----------     ----------
  Net cash (used in)provided by
   operating activities                              (70,875)       266,539
                                                  ----------     ----------

Cash flows from investing activities:
  Cash distributions from Justice Investors          397,404        501,984
                                                  ----------     ----------
  Net cash provided by investing activities          397,404        501,984
                                                  ----------     ----------

Cash flows from financing activities:
  Dividends paid                                    (367,091)      (183,546)
                                                  ----------     ----------
  Net cash used in financing activities             (367,091)      (183,546)
                                                  ----------     ----------
Net (decrease) increase in cash and
  cash equivalents                                   (40,562)       584,977

Cash and cash equivalents at the beginning
  of the period                                      123,502      1,480,271
                                                  ----------     ----------
Cash and cash equivalents at the end of the
 period                                          $    82,940    $ 2,065,248
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

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the year ended June 30, 2003.

Certain reclassifications have been made to the financial statements as of September 30, 2002 and for the three months then ended to conform to financial statements as of and for the three months ended September 30, 2003.

The results of operations for the three ended September 30, 2003 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2004.


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

The compensation agreement for the general partners of Justice Investors provides that the general partners are entitled to receive compensation equal to 3% of the annual gross rents of the partnership. From the first $150,000 of compensation payable to the general partners, $120,000 is payable to Evon Garage Corporation and $30,000 is payable to Portsmouth as the other general partner. Any compensation in excess of the $150,000 is to be split 50/50 between the general partners. The partnership makes monthly advances of $10,000 to Evon and $2,500 to Portsmouth with any balance adjusted at the end of the year based on annual gross revenues. For the three months ended September 30, 2003, the Company received $7,500 in management fees from Justice Investors.

The Company amortizes the difference between the cost basis of its investment in Justice Investors and its share of the net assets allocable to depreciable assets of Justice Investors over 40 years.

For the Company's investment in Justice, to the extent that projected future undiscounted cash flows from the operation of the Company's hotel property are less than the carrying value of the asset, the investment would be considered permanently impaired and the carrying value of the asset would be reduced to its fair value.

Condensed financial statements for Justice Investors are as follows:


                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

As of September 30,                                            2003
                                                            ----------
Assets
Total current assets                                       $   146,757
Loan fees and deferred lease costs,
  net of accumulated amortization of $13,293                    45,810
Property, plant and equipment, net of
  accumulated depreciation of $12,751,272                    5,929,551
Construction in progress                                       166,137
Land                                                         1,124,128
                                                            ----------
    Total assets                                           $ 7,412,383
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $   152,013
Long term debt                                               4,331,985
Partners' capital                                            2,928,385
                                                            ----------
    Total liabilities and partners' capital                $ 7,412,383
                                                            ==========

                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30,        2003            2002
                                            ----------      ----------
Revenues                                   $ 1,011,881     $ 1,191,473
Costs and expenses                            (474,208)       (188,888)
                                            ----------      ----------
Net income                                 $   537,673     $ 1,002,585
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

As part of the investment strategies, the Company may assume short positions against its long positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities and/or to provide additional return opportunities. The Company has no naked short positions. As of September 30, 2003, the Company had obligations for securities sold (equities short) of $8,570,117.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net unrealized gains or losses included in earnings. Included in the net gains on marketable securities of $405,453 for the three months ended September 30, 2003 are net unrealized gains of $464,711 and net realized losses of $59,258. Included in the net losses on marketable securities of $717,465 for the three months ended September 30, 2002 are net unrealized gains of $357,361 and net realized losses of $1,074,826.


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

Information below represents reporting segments for the three and nine months ended September 30, 2003 and the three and nine months ended September 30, 2002. Operating income from Justice Investors consists of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income (losses) for investment transactions consist of net investment gains (losses) and dividend and interest income.


Three months ended             Justice    Investment
September 30, 2003            Investors  Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating income            $   271,372   $   457,327             -  $     728,699
Operating expenses                    -       (62,150)            -        (62,150)
                            -----------   -----------   -----------   ------------
Net operating income            271,372       395,177             -        666,549

General and administrative
  expenses                            -             -      (110,083)      (110,083)
Other income                          -             -         5,605          5,605
Income tax benefit                    -             -      (224,828)      (224,828)
                            -----------   -----------   -----------   ------------
Net income(loss)            $   271,372   $   395,177   $  (329,306)  $    337,243
                            ===========   ===========   ===========   ============
Total Assets                $   953,434   $17,158,359   $   941,772   $ 19,053,565
                            ===========   ===========   ===========   ============

Three months ended            Justice      Investment
September 30, 2002           Investors    Transactions     Other          Total
                            -----------   -----------   -----------   ------------
Operating income (loss)     $   499,287   $  (691,425)  $         -   $   (192,138)
Operating expenses                    -       (16,460)            -        (16,460)
                            -----------   -----------   -----------   ------------
Net operating
 Income(loss)                   499,287      (707,885)            -       (208,598)

General and administrative
  expenses                            -             -      (112,718)      (112,718)
Other income                          -             -        15,221         15,221
Income tax benefit                    -             -       125,009        125,009
                            -----------   -----------   -----------   ------------
Net income (loss)           $   499,287   $  (707,885)  $    27,512  $    (181,086)
                            ===========   ===========   ===========   ============
Total Assets                $ 1,483,525   $ 1,268,347   $ 3,621,075   $  6,372,947
                            ===========   ===========   ===========   ============


5.  Related Party Transactions
    --------------------------

Certain shared costs and expenses, primarily administrative salaries, rent and insurance are allocated among the Company, the Company's parent, Santa Fe Financial Corporation ("Santa Fe"), and The InterGroup Corporation ("InterGroup"), parent of Santa Fe, based on management's estimate of the pro rata utilization of resources. For the three ended September 30, 2003, these expenses were approximately $20,850. For the three ended September 30, 2002, these expenses were approximately $21,664. Four of the Company's Directors serve as directors of InterGroup and three of the Company's Directors serve on the Board of Santa Fe.

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


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, such as the impact of terrorism and war on the national and international economies, including tourism and securities markets, general economic conditions and increased competition in the hotel industry in the San Francisco area, partnership distributions, securities markets, litigation and other factors, including natural disasters, and those discussed below and in the Company's Form 10-KSB for the year ended June 30, 2003, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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

Three Months Ended September 30, 2003 Compared to Three Months
Ended September 30, 2002

The Company's had net income of $337,243 for the three months ended September 30, 2003 compared to a net loss of $181,086 for the three months ended September 30, 2002. The change was primarily due to the increase in gains on marketable securities and the increase in dividend and interest income partially offset by the decrease in equity in net income of Justice Investors and the increase in margin interest and trading expenses.

The equity in net income of Justice Investors decreased significantly to $271,372 from $499,287. That decrease was primarily attributable to increased partnership costs in the current quarter for consultants, experts and legal services relating the physical inspection of the hotel and the partnership's enforcement of the lessee's obligations under the lease and additional depreciation and interest costs related to the build-out of the new spa and meeting rooms in the hotel. Partnership revenues also declined approximately 15% due to a decrease in hotel occupancy rates to approximately 79% from 81% and a decrease in average room rates to approximately $90 from $95. A combination of factors continues to impact the hotel operations. First, the San Francisco Bay Area has been very slow to recover from the devastating impact that the terrorist attacks of September 11, 2001 had on tourism and the hospitality industry. Second, the weak economy in the Bay Area, as result of the failure of numerous internet and technology companies, coupled with corporate relocations, has decreased business travel. Third, the hotel has faced increased competition from new properties and from higher end properties that have cut room rates in an effort to capture a share of a declining market. Based on industry reports, management is expecting a slow recovery in the San Francisco hotel marketplace.

Net gains (losses) on marketable securities changed to gains of $405,453 for the three months ended September 30, 2003 from losses of $717,465 for the three months ended September 30, 2002. For the three months ended September 30, 2003, the Company had net unrealized gains of $464,711 and net realized losses of $59,258. For the three months ended September 30, 2002, the Company had net unrealized gains of $357,361 and net realized losses of $1,074,826. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Dividend and interest income increased to $51,874 from $26,040 as a result of the increased investment in dividend yielding securities.

Margin interest and trading expenses increased to $62,150 from $16,460 due to the increase the average daily margin balances and increased trading activity. Margin interest expense increased to $46,552 from $16,460.

The provision for income tax changed to an expense of $224,828 from a benefit of $125,009 due to income generated in the current quarter compared to the loss generated in 2002.


MARKETABLE SECURITIES

As of September 30, 2003, the Company had investments in marketable equity securities of $16,958,359. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of September 30, 2003.

                                                            % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Electric, pipelines, oil and gas    $ 5,026,574               29.6%
   Semiconductor, software, internet,
    and computer                         2,731,999               16.1%
   Telecommunications and media          2,580,481               15.2%
   REITs, lodging, home builders
    and hotels                           1,817,288               10.7%
   Airlines and defense                  1,274,103                7.5%
   Apparel, food and consumer goods      1,026,929                6.1%
   Insurance, banks and brokers            979,188                5.8%
   Chemicals, materials, metals,
    and mining                             787,276                4.6%
   Other                                   734,521                4.4%
                                        ----------              ------
                                       $16,958,359              100.0%
                                        ==========              ======


The Company's investment portfolio is diversified with 103 different equity positions. Only two individual equity securities comprise more than 5% of the equity value of the portfolio, with the largest being 6.2%. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.


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

As a result of the significant decline in partnership revenues due to the slowdown in the San Francisco area economy, increased competition and the continuing impact that the terrorist attacks of September 11, 2001 and the uncertain geopolitical situation, have had on tourism and the hospitality industry, Justice Investors imposed significant cuts in partnership distributions. As a result, cash distributions received from Justice Investors decreased to $1,974,470 in fiscal 2003 from $3,262,896 in 2002.

The general partners of Justice Investors continue to review and analyze the operations of the hotel on a monthly basis to determine an appropriate monthly distribution. In August 2003, Justice Investors determined that a further reduction in partnership distributions was appropriate due to the continuing poor performance of the hotel operation, costs advanced for the construction of the spa, new meeting rooms, the relocation of the hotels administrative offices and other anticipated expenses. Effective September 2003 through December 2003, monthly partnership distributions were cut an additional 50% reducing Portsmouth's monthly distribution amount from $158,961 to $79,480. Justice Investors also determined that it would not borrow further against its line of credit to support partnership distributions. The general partners will continue to closely monitor the operating results and partnership expenses and will make appropriate adjustments to partnership distributions as required.

Portsmouth does not consider Felcor and Evon, the two significant lessees of the hotel property, to be a credit risk. Evon has been the garage lessee since the property became operational and has never missed a rent payment in over thirty years of operations. The garage is subleased by Evon to Ampco Parking, a major parking garage operating company. Felcor Lodging Trust, Inc. is a public company listed on the New York Stock Exchange (NYSE: FCH) and is one of the largest real estate investment trusts in the United States. Portsmouth monitors Felcor's public filings on a regular basis. The hotel lease provides for significant minimum annual rent of $2,500,000. There is no indication that Felcor will not be able to meet its rental obligations in the future. The initial term of the hotel lease expires on December 31, 2004; however, the lessee has an option to renew the lease for an additional term of five years, which would extend the lease to December 31, 2009. Under the terms of the lease, the lessee has to notify Justice Investors of its intention to exercise the five-year option by December 31, 2003. As a general partner in Justice Investors, Portsmouth also works with the managing general partner in overseeing Felcor's compliance with the other provisions of its lease.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the statement of operations.

The recovery of tourism, the hotel industry and general economy in the San Francisco Bay Area continues to lag behind that of many cities. The increase in competition has also added additional challenges to an already difficult business environment. Although the Company has suffered a significant decline in revenues and partnership distributions as a result of those factors, management believes that the net cash flow generated from future operating activities and its capital resources will be adequate to meet its current and future obligations.

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


Item 3. Controls and Procedures

(a) Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Quarterly Report on Form 10-QSB. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

(b) Internal Control Over Financial Reporting.

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                               PORTSMOUTH SQUARE, INC.
                                                     (Registrant)


Date: November 14, 2003                    by /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: November 14, 2003                    by /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala,
                                              Vice President and Secretary


Date: November 14, 2003                    by /s/ David Nguyen
                                              --------------------------
                                              David Nguyen, Treasurer
                                             (Principal Accounting Officer)