Form 10QSB
period 2003-12-31
PORTSMOUTH SQUARE INC
filed 2004-02-13
CIK 79661

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                               FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended December 31, 2003

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

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 734,183 shares of issuer's No Par Value Common Stock were outstanding as of February 12, 2004.

   Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                     INDEX

                             PORTSMOUTH SQUARE, INC.


PART I. FINANCIAL INFORMATION                                         PAGE
                                                                      ----
Item 1. Financial Statements

  Balance Sheet - December 31, 2003 (Unaudited)                         3

  Statements of Operations (Unaudited)- Three Months ended              4
    December 31, 2003 and December 31, 2002

  Statements of Operations (Unaudited)- Six Months ended                5
    December 31, 2003 and December 31, 2002

  Statements of Cash Flows (Unaudited)- Six Months ended
    December 31, 2003 and December 31, 2002                             6

  Notes to Financial Statements                                         7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            12

Item 3. Controls and Procedures                                        18


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                               19

SIGNATURES                                                             19

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             PORTSMOUTH SQUARE, INC.
                                 BALANCE SHEET
                                  (Unaudited)
As of December 31,                                           2003
                                                          ----------

Assets

  Cash and cash equivalents                              $   136,517
  Investment in marketable securities                     22,837,053
  Investment in Justice Investors                          1,012,138
  Other investments                                          200,000
  Deferred income tax asset                                  264,740
  Other assets                                               128,881
                                                          ----------
Total assets                                             $24,579,329
                                                          ==========

Liabilities and Shareholders' Equity

Liabilities
  Due to securities broker                                 6,509,523
  Obligations for securities sold                          9,537,521
  Accounts payable and other liabilities                     356,137
                                                          ----------
Total liabilities                                         16,403,181
                                                          ----------
Commitments and contingencies

Shareholders' equity:
  Common stock, no par value:
    Authorized shares - 750,000
    Issued and outstanding shares - 734,183                2,092,300
  Additional paid-in capital                                 915,676
  Retained earnings                                        5,168,172
                                                          ----------

Total shareholders' equity                                 8,176,148
                                                          ----------

Total liabilities and shareholders' equity               $24,579,329
                                                          ==========


See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


For the three months ended December 31,               2003           2002
                                                  ----------     ----------
  Equity in net income of Justice
   Investors                                      $  297,146     $  371,444

  General and administrative expenses               (113,391)      (128,122)
                                                  ----------     ----------
                                                     183,755        243,322
Non-operating income (expenses):
  Net gains (losses) on marketable securities      1,256,030        265,944
  Dividend and interest income                        55,084         16,991
  Margin interest and trading expenses              (257,441)       (23,036)
  Other income, net                                    7,638          7,458
                                                  ----------     ----------
                                                   1,061,311        267,357
                                                  ----------     ----------

Income before income taxes                         1,245,066        510,679

Provision for income tax expense                    (498,027)      (208,009)
                                                  ----------     ----------
Net income                                       $   747,039    $   302,670
                                                  ==========     ==========

Basic income per share                           $      1.02    $      0.41
                                                  ==========     ==========

Weighted average number of
  shares outstanding                                 734,183        734,183
                                                  ==========     ==========


See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


For the six months ended December 31,                2003           2002
                                                  ----------     ----------
  Equity in net income of Justice
   Investors                                      $  568,518     $  870,731

  General and administrative expenses               (223,474)      (240,840)
                                                  ----------     ----------
                                                     345,044        629,891
Non-operating income (expenses):
  Net gains (losses) on marketable securities      1,661,483       (451,521)
  Dividend and interest income                       106,958         43,031
  Margin interest and trading expenses              (319,591)       (39,495)
  Other income, net                                   13,243         22,679
                                                  ----------     ----------
                                                   1,462,093       (425,306)
                                                  ----------     ----------

Income before income taxes                         1,807,137        204,585

Provision for income tax expense                    (722,855)       (83,000)
                                                  ----------     ----------
Net income                                       $ 1,084,282    $   121,585
                                                  ==========     ==========

Basic income per share                           $      1.48    $      0.17
                                                  ==========     ==========

Weighted average number of
  shares outstanding                                 734,183        734,183
                                                  ==========     ==========



See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)


For the six months ended December 31,                2003           2002
                                                  ----------     ----------
Cash flows from operating activities:
  Net income                                     $ 1,084,282   $    121,585
  Adjustments to reconcile net income
   to net cash used in operating activities:
    Equity in net income of Justice Investors       (568,518)      (870,731)
    Net unrealized gains on
     marketable securities                          (960,381)      (777,088)
    Changes in assets and liabilities:
      Investment in marketable securities         (7,083,771)    (2,061,553)
      Deferred income taxes and other assets         565,017       (238,667)
      Accounts payable and other liabilities        (189,630)        12,493
      Due to securities broker                     3,117,742      1,835,095
      Obligations for securities sold              3,779,519        345,688
                                                  ----------     ----------
  Net cash used in operating activities             (255,740)    (1,633,178)
                                                  ----------     ----------

Cash flows from investing activities:
  Cash distributions from Justice Investors          635,846      1,003,968
                                                  ----------     ----------
  Net cash provided by investing activities          635,846      1,003,968
                                                  ----------     ----------

Cash flows from financing activities:
  Dividends paid                                    (367,091)      (183,546)
                                                  ----------     ----------
  Net cash used in financing activities             (367,091)      (183,546)
                                                  ----------     ----------
Net increase (decrease) in cash and
  cash equivalents                                    13,015      (812,756)

Cash and cash equivalents at the beginning
  of the period                                      123,502      1,480,271
                                                  ----------     ----------
Cash and cash equivalents at the end of the
 period                                          $   136,517    $   667,515
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

The results of operations for the three and six months ended December 31, 2003 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2004.


2.  Investment in Justice Investors
    -------------------------------

The Company's principal source of revenue is derived from its 49.8% interest in Justice Investors, a California limited partnership ("Justice Investors" or "the partnership"), in which the Company serves as one of the two general partners. The other general partner, Evon Garage Corporation ("Evon"), serves as the managing general partner. As a general and limited partner, Portsmouth has significant control over the management and operation of the assets of Justice Investors. All significant partnership decisions require the active participation and approval of both general partners. The Company and Evon jointly consult and determine the amount of partnership reserves and the amount of cash to be distributed to the limited partners.

The partnership derives most of its income from a lease of its San Francisco, California hotel property to Felcor Lodging Trust, Inc. ("Felcor") and from a lease of the garage portion of the property to Evon. As a general partner, the Company is active in monitoring and overseeing the operations of the hotel and parking garage. The Company also derives revenue from management fees for actively managing the hotel. The investment in Justice Investors is recorded on the equity basis.

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

The compensation agreement for the general partners of Justice Investors provides that the general partners are entitled to receive compensation equal to 3% of the annual gross rents of the partnership. From the first $150,000 of compensation payable to the general partners, $120,000 is payable to Evon Garage Corporation and $30,000 is payable to Portsmouth as the other general partner. Any compensation in excess of the $150,000 is to be split 50/50 between the general partners. The partnership makes monthly advances of $10,000 to Evon and $2,500 to Portsmouth with any balance adjusted at the end of the year based on annual gross revenues. For the three months and six months ended December 31, 2003, the Company received $7,500 and $15,000, respectively, in management fees from Justice Investors.

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

Condensed financial statements for Justice Investors are as follows:


                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

As of December 31,                                            2003
                                                            ----------
Assets
Total current assets                                       $   170,315
Loan fees and deferred lease costs,
  net of accumulated amortization of $272,362                   38,050
Property, plant and equipment, net of
  accumulated depreciation of $12,951,516                    5,873,328
Construction in progress                                       138,788
Land                                                         1,124,128
                                                            ----------
    Total assets                                           $ 7,344,609
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $   399,774
Long term debt                                               3,902,200
Partners' capital                                            3,042,635
                                                            ----------
    Total liabilities and partners' capital                $ 7,344,609
                                                            ==========

                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the three months ended December 31,        2003            2002
                                            ----------      ----------
Revenues                                   $ 1,305,260     $   901,594
Costs and expenses                            (712,211)       (155,722)
                                            ----------      ----------
Net income                                 $   593,049     $   745,872
                                            ==========      ==========


For the six months ended December 31,          2003            2002
                                            ----------      ----------
Revenues                                   $ 2,317,141     $ 2,093,067
Costs and expenses                          (1,186,419)       (344,610)
                                            ----------      ----------
Net income                                 $ 1,130,722     $ 1,748,457
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

As part of the investment strategies, the Company may assume short positions against its long positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities and/or to provide additional return opportunities. The Company has no naked short positions. As of December 31, 2003, the Company had obligations for securities sold (equities short) of $9,537,521.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net unrealized gains or losses included in earnings.

Included in the net gains on marketable securities of $1,256,030 for the three months ended December 31, 2003 are net unrealized gains of $495,670 and net realized gains of $760,360. Included in the net gains on marketable securities of $265,944 for the three months ended December 31, 2002 are net unrealized gains of $419,727 and net realized losses of $153,783.

Included in the net gains on marketable securities of $1,661,483 for the six months ended December 31, 2003 are net unrealized gains of $960,381 and net realized gains of $701,102. Included in the net losses on marketable securities of $451,521 for the six months ended December 31, 2002 are net unrealized gains of $777,088 and net realized losses of $1,228,609.

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

Information below represents reporting segments for the three and six months ended December 31, 2003 and the three and six months ended December 31, 2002. Operating income from Justice Investors consists of the operations of the hotel and garage included in the equity in net income of Justice Investors.
Operating income (losses) for investment transactions consist of net investment gains (losses) and dividend and interest income.


Three months ended             Justice    Investment
December 31, 2003            Investors  Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating income            $   297,146   $ 1,311,114   $         -  $   1,608,260
Operating expenses                    -      (257,441)            -       (257,441)
                            -----------   -----------   -----------   ------------
Net operating income            297,146     1,053,673             -      1,350,819

General and administrative
  expenses                            -             -      (113,391)      (113,391)
Other income                          -             -         7,638          7,638
Income tax expense                    -             -      (498,027)      (498,027)
                            -----------   -----------   -----------   ------------
Net income (loss)           $   297,146   $ 1,053,673   $  (603,780)  $    747,039
                            ===========   ===========   ===========   ============
Total Assets                $ 1,012,138   $23,037,053   $   530,138   $ 24,579,329
                            ===========   ===========   ===========   ============



Three months ended            Justice      Investment
December 31, 2002           Investors    Transactions     Other          Total
                            -----------   -----------   -----------   ------------
Operating income            $   371,444   $   282,935  $         -   $     654,379
Operating expenses                    -       (23,036)           -         (23,036)
                            -----------   -----------   -----------   ------------
Net operating income            371,444       259,899            -         631,343

General and administrative
  expenses                            -             -      (128,122)      (128,122)
Other income                          -             -         7,458          7,458
Income tax expense                    -             -      (208,009)      (208,009)
                            -----------   -----------   -----------   ------------
Net income (loss)           $   371,444   $   259,899   $  (328,673)  $    302,670
                            ===========   ===========   ===========   ============
Total Assets                $ 1,352,985   $ 5,377,357   $ 1,972,825   $  8,703,167
                            ===========   ===========   ===========   ============



Six months ended             Justice    Investment
December 31, 2003            Investors  Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating income            $   568,518   $ 1,768,441   $         -  $   2,336,959
Operating expenses                    -      (319,591)            -       (319,591)
                            -----------   -----------   -----------   ------------
Net operating income            568,518     1,448,850             -      2,017,368

General and administrative
  expenses                            -             -      (223,474)      (223,474)
Other income                          -             -        13,243         13,243
Income tax expense                    -             -      (722,855)      (722,855)
                            -----------   -----------   -----------   ------------
Net income(loss)            $   568,518   $ 1,448,850   $  (933,086)  $  1,084,282
                            ===========   ===========   ===========   ============
Total Assets                $ 1,012,138   $23,037,053   $   530,138   $ 24,579,329
                            ===========   ===========   ===========   ============

Six months ended               Justice    Investment
December 31, 2002             Investors  Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating income(loss)      $   870,731   $  (408,490)  $         -   $    462,241
Operating expenses                    -       (39,495)            -        (39,495)
                            -----------   -----------   -----------   ------------
Net operating
 income(loss)                   870,731      (447,985)            -        422,746

General and administrative
  expenses                            -             -      (240,840)      (240,840)
Other income                          -             -        22,679         22,679
Income tax expense                    -             -       (83,000)       (83,000)
                            -----------   -----------   -----------   ------------
Net income(loss)            $   870,731   $  (447,985)  $  (301,161)  $    121,585
                            ===========   ===========   ===========   ============
Total Assets                $ 1,352,985   $ 5,377,357   $ 1,972,825   $  8,703,167
                            ===========   ===========   ===========   ============


5.  Related Party Transactions
    --------------------------

Certain shared costs and expenses, primarily administrative salaries, rent and insurance are allocated among the Company, the Company's parent, Santa Fe Financial Corporation ("Santa Fe"), and The InterGroup Corporation ("InterGroup"), parent of Santa Fe, based on management's estimate of the pro rata utilization of resources. For the three and six months ended December 31, 2003, these expenses were approximately $20,850 and $41,700, respectively. For the three and six months ended December 31, 2002, these expenses were approximately $21,662 and $43,324, respectively. Four of the Company's Directors serve as directors of InterGroup and three of the Company's Directors serve on the Board of Santa Fe.

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

Three Months Ended December 31, 2003 Compared to Three Months
Ended December 31, 2002

The Company's had net income of $747,039 for the three months ended December 31, 2003 compared to net income of $302,670 for the three months ended December 31, 2002. The increase was primarily due to the increase in gains on marketable securities and the increase in dividend and interest income partially offset by the decrease in equity in net income of Justice Investors and the increase in margin interest and trading expenses.

The equity in net income of Justice Investors decreased to $297,146 from $371,444. That decrease was primarily attributable to increased partnership costs in the current quarter for consultants, experts and legal services relating to the partnership's enforcement of the lessee's obligations under the lease and additional depreciation and interest costs related to the build-out of the new spa and meeting rooms in the hotel and other capital improvements.

Although partnership revenues increased to approximately $1,305,260 for the three months ended December 31, 2003 from $901,594 for the three months ended, December 31, 2002, that increase was primarily attributable to a $296,000 payment by the hotel lessee, in December 2003, for part of the replacement costs of the sloped window system of the hotel, which amount was recorded as other income by Justice Investors. Absent that additional nonrecurring payment, partnership revenues increased about $100,000. Many of the factors identified in fiscal 2003 continued to significantly impact the hotel operations in fiscal 2004. Unlike other areas in California, the Bay Area has been especially slow to recover from the devastating impact that the terrorist attacks of September 11, 2001, had on tourism and the hospitality industry. The continued weakness in the Bay Area due to the failure of numerous internet and technology companies, has also resulted in a decrease in business travel and a reduction by airlines in the number of flights into San Francisco. The hotel has also faced more competition from new properties and from higher end properties that provide greater amenities to its guests, especially for the business traveler. These properties have also reduced room rates as hotel operators struggle to obtain occupancy. Average daily room rates for the three months ended December 31, 2003 increased modestly to approximately $92, compared to $89 for the three months ended December 31, 2002 and average monthly occupancy rates increased to approximately 64% compared to 62% during the same three month period of fiscal 2002. Based on industry reports, management is expecting a slow recovery in the San Francisco hotel marketplace.

General and administrative expenses decreased to $113,391 for the three months ended December 31, 2003 from $128,122 for the three months ended December 31,
2002.   The decrease is the result of management's efforts to reduce expenses.

Net gains on marketable securities increased to $1,256,030 for the three months ended December 31, 2003 from gains of $265,944 for the three months ended December 31, 2002. For the three months ended December 31, 2003, the Company had net unrealized gains of $495,670 and net realized gains of $760,360. For the three months ended December 31, 2002, the Company had net unrealized gains of $419,727 and net realized losses of $153,783. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Dividend and interest income increased to $55,084 from $16,991 as a result of the increased investment in dividend yielding securities.

Margin interest and trading expenses increased to $257,441 from $23,036 primarily due to $181,101 in performance-based compensation earned by the Company's CEO for his management of the Company's investment portfolio for the six months ended December 31, 2003. The remaining increase was due to the increase in the average daily margin balances which resulted in the increase in margin interest expense to $56,876 from $1,450.

The provision for income tax expense increased to $498,027 from $208,009 due to the higher income generated in the current quarter.


Six Months Ended December 31, 2003 Compared to Six Months
Ended December 31, 2002

The Company's had net income of $1,084,282 for the six months ended December 31, 2003 compared to a net income of $121,585 for the six months ended December 31, 2002. The increase was primarily due to the increase in gains on marketable securities and the increase in dividend and interest income partially offset by the decrease in equity in net income of Justice Investors and the increase in margin interest and trading expenses.

The equity in net income of Justice Investors decreased significantly to $568,518 from $870,731. That decrease was primarily attributable to increased partnership costs during the first six months of the current fiscal year for consultants, experts and legal services relating the physical inspection of the hotel and the partnership's enforcement of the lessee's obligations under the lease and additional depreciation and interest costs related to the build-out of the new spa and meeting rooms in the hotel and other capital improvements.

Although partnership revenues increased to approximately $2,317,141 for the six months ended December 31, 2003 from $2,093,067 for the six months ended, December 31, 2002, that increase was attributable to a to a $296,000 payment by the hotel lessee, in December 2003, for part of the replacement costs of the sloped window system of the hotel, which amount was recorded as other income by Justice Investors. Absent that nonrecurring payment, partnership revenues would have been down approximately $72,000. Many of the factors identified in fiscal 2003 continued to significantly impact the hotel operations in fiscal 2004. Unlike other areas in California, the Bay Area has been especially slow to recover from the devastating impact that the terrorist attacks of September 11, 2001, had on tourism and the hospitality industry. The continued weakness in the Bay Area due to the failure of numerous internet and technology companies, has also resulted in a decrease in business travel and a reduction by airlines in the number of flights into San Francisco. The hotel has also faced more competition from new properties and from higher end properties that provide greater amenities to its guests, especially for the business traveler. These properties have also reduced room rates as hotel operators struggle to obtain occupancy. Average daily room rates declined slightly to approximately $91 for the six months ended December 31, 2003 from approximately $92 for the six months ended December 31, 2002 and average monthly occupancy rates remained the same at approximately 71%. Based on industry reports, management is expecting a slow recovery in the San Francisco hotel marketplace.

Net gains on marketable securities increased to $1,661,483 for the six months ended December 31, 2003 from losses of $451,521 for the six months ended December 31, 2002. For the six months ended December 31, 2003, the Company had net unrealized gains of $960,381 and net realized gains of $701,102. For the six months ended December 31, 2002, the Company had net unrealized gains of $777,088 and net realized losses of $1,228,609. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Dividend and interest income increased to $106,958 from $43,031 as a result of the increased investment in dividend yielding securities.

Margin interest and trading expenses increased to $319,591 from $39,495 primarily due $181,101 in performance-based compensation earned by Company's CEO for his management of the Company's investment portfolio for the six months ended December 31, 2003. The remaining increase was due to the increase in the average daily margin balances which resulted in the increase in margin interest expense to $103,428 from $11,722.

The provision for income tax expense increased to $722,855 from $83,000 due to the higher income generated the six months ended December 31, 2003.



MARKETABLE SECURITIES

As of December 31, 2003, the Company had investments in marketable equity securities of $22,837,053. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of December 31, 2003.


                                                            % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Electric, pipelines, oil and gas    $ 6,443,925               28.2%
   Telecommunications and media          3,952,476               17.3%
   Semiconductor, software, internet,
    and computer                         3,292,730               14.4%
   Insurance, banks and brokers          1,922,900                8.4%
   REITs, lodging, home builders
    and hotels                           1,738,600                7.6%
   Airlines and defense                  1,428,505                6.3%
   Pharmaceuticals and medical           1,309,415                5.7%
   Apparel, food and consumer goods      1,059,142                4.6%
   Chemicals, materials, metals,
    and mining                             951,885                4.2%
   Other                                   737,475                3.3%
                                        ----------              ------
                                       $22,837,053              100.0%
                                        ==========              ======


The Company's investment portfolio is diversified with 114 different equity positions. Only one individual equity security is more than 5% of the equity value of the portfolio. That security is 5.1% of the value of the portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

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

Beginning in December 2002, Justice Investors began reducing its monthly distributions due to the continuing decline in partnership revenues. In August 2003, Justice Investors determined that a further reduction in partnership distributions was appropriate due to the continuing poor performance of the hotel operation, costs advanced for the construction of the spa, new meeting rooms, the relocation of the hotels administrative offices and other anticipated expenses. Effective September 2003 through December 2003, monthly partnership distributions were cut an additional 50% reducing Portsmouth's monthly distribution amount from $158,961 to $79,480. As a result, cash distributions from Justice Investors decreased to $635,846 for the six months ended December 31, 2003 from $1,003,968 for the six months ended December 31, 2002. Justice Investors also determined that it would not borrow further against its line of credit to support partnership distributions. The general partners will continue to closely monitor the operating results and partnership expenses and will make appropriate adjustments to partnership distributions as required.

In the later part of fiscal 2003, Justice Investors conducted a comprehensive physical inspection of the hotel as permitted by the terms of the lease. In July 2003, Justice delivered to the hotel lessee, Felcor Lodging Trust, Inc. ("Felcor") and Holiday Inn a notice citing certain deficiencies in the physical condition of the hotel property and in its furniture, fixtures and equipment and requested that those deficiencies be corrected in accordance with the lessee's obligations under the lease. The initial term of the hotel lease expires on December 31, 2004; however, the lessee has the right to renew the lease for an additional term of five years, which would extend the lease to December 31, 2009. Under the terms of the lease, the lessee was required to notify Justice Investors of its intention to exercise the five-year option by December 31, 2003. To give the parties the opportunity to amicably resolve the issues concerning the alleged deficiencies in the condition of the hotel and other lease obligations, Justice and Felcor agreed to extend the date by which the lessee must give Justice notice of its intent to renew from December 31, 2003 to a date thirty days from the date that either party receives notice that the extension of time has been terminated. At this time, it is not certain whether Felcor will elect to exercise its option to extend the lease.

Portsmouth does not consider Felcor and Evon, the two significant lessees of the hotel property, to be a credit risk. Evon has been the garage lessee since the property became operational and has never missed a rent payment in over thirty years of operations. The garage is subleased by Evon to Ampco Parking, a major parking garage operating company. Felcor is a public company listed on the New York Stock Exchange (NYSE: FCH) and is one of the largest real estate investment trusts in the United States. Portsmouth monitors Felcor's public filings on a regular basis. The hotel lease provides for significant minimum annual rent of $2,500,000. There is no indication that Felcor will not be able to meet its rental obligations in the future if it elects to remain as lessee of the hotel. If the relationship between Felcor and Justice Investors terminates, the partnership anticipates that it would renovate the hotel property and seek a third party to manage the hotel under a recognized brand.

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


                                               PORTSMOUTH SQUARE, INC.
                                                     (Registrant)


Date: February 13, 2004                    by /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: February 13, 2004                    by /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala,
                                              Vice President and Secretary


Date: February 13, 2004                    by /s/ David Nguyen
                                              --------------------------
                                              David Nguyen, Treasurer
                                             (Principal Accounting Officer)