Form 10QSB
period 2004-03-31
PORTSMOUTH SQUARE INC
filed 2004-05-14
CIK 79661

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                               FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 2004

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

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 734,183 shares of issuer's No Par Value Common Stock were outstanding as of May 13, 2004.

   Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                     INDEX

                             PORTSMOUTH SQUARE, INC.


PART I. FINANCIAL INFORMATION                                         PAGE
                                                                      ----
Item 1. Financial Statements

  Balance Sheet - March 31, 2004 (Unaudited)                            3

  Statements of Operations (Unaudited)- Three Months ended              4
    March 31, 2004 and March 31, 2003

  Statements of Operations (Unaudited)- Nine Months ended               5
    March 31, 2004 and March 31, 2003

  Statements of Cash Flows (Unaudited)- Nine Months ended
    March 31, 2004 and March 31, 2003                                   6

  Notes to Financial Statements                                         7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            12

Item 3. Controls and Procedures                                        19


PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders            20

Item 6. Exhibits and Reports on Form 8-K                               20

SIGNATURES                                                             21

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             PORTSMOUTH SQUARE, INC.
                                 BALANCE SHEET
                                  (Unaudited)

As of March 31,                                              2003
                                                          ----------

Assets

  Cash and cash equivalents                              $   213,189
  Investment in marketable securities                     16,734,205
  Investment in Justice Investors                            949,901
  Other investments                                          350,000
  Other assets                                               190,731
                                                          ----------
Total assets                                             $18,438,026
                                                          ==========

Liabilities and Shareholders' Equity

Liabilities
  Due to securities broker                                 4,585,110
  Obligations for securities sold                          5,257,091
  Accounts payable and other liabilities                     225,210
                                                          ----------
Total liabilities                                         10,067,411
                                                          ----------
Commitments and contingencies

Shareholders' equity:
  Common stock, no par value:
    Authorized shares - 750,000
    Issued and outstanding shares - 734,183                2,092,300
  Additional paid-in capital                                 915,676
  Retained earnings                                        5,362,639
                                                          ----------

Total shareholders' equity                                 8,370,615
                                                          ----------

Total liabilities and shareholders' equity               $18,438,026
                                                          ==========


See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


For the three months ended March 31,                 2004           2003
                                                  ----------     ----------
  Equity in net income of Justice
   Investors                                      $  176,206     $  361,142

  General and administrative expenses               (120,744)      (124,808)
                                                  ----------     ----------
                                                      55,462        236,334
Non-operating income (expenses):
  Net gains(losses) on marketable securities         710,652       (600,531)
  Dividend and interest income                        58,831         34,728
  Margin interest and trading expenses              (201,679)       (32,852)
  Other income, net                                    6,756          8,855
                                                  ----------     ----------
                                                     574,560       (589,800)
                                                  ----------     ----------

Income(loss) before income taxes                     630,022       (353,466)

Provision for income tax (expense)benefit           (252,009)       142,552
                                                  ----------     ----------
Net income(loss)                                 $   378,013    $  (210,914)
                                                  ==========     ==========

Basic income(loss) per share                     $      0.51    $     (0.29)
                                                  ==========     ==========

Weighted average number of
  shares outstanding                                 734,183        734,183
                                                  ==========     ==========


See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


For the nine months ended March 31,                  2004           2003
                                                  ----------     ----------
  Equity in net income of Justice
   Investors                                      $  744,724     $1,231,873

  General and administrative expenses               (344,218)      (365,648)
                                                  ----------     ----------
                                                     400,506        866,225
Non-operating income (expenses):
  Net gains (losses) on marketable securities      2,372,135     (1,052,052)
  Dividend and interest income                       165,787         77,759
  Margin interest and trading expenses              (521,270)       (72,347)
  Other income, net                                   20,000         31,534
                                                  ----------     ----------
                                                   2,036,652     (1,015,106)
                                                  ----------     ----------

Income(loss) before income taxes                   2,437,158       (148,881)

Provision for income tax (expense) benefit          (974,863)        59,552
                                                  ----------     ----------
Net income (loss)                                $ 1,462,295    $   (89,329)
                                                  ==========     ==========

Basic income (loss) per share                    $      1.99    $     (0.12)
                                                  ==========     ==========

Weighted average number of
  shares outstanding                                 734,183        734,183
                                                  ==========     ==========



See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)


For the nine months ended March 31,                   2004           2003
                                                  ----------     ----------
Cash flows from operating activities:
  Net income(loss)                               $ 1,462,295   $    (89,329)
  Adjustments to reconcile net income(loss)
   to net cash used in operating activities:
    Equity in net income of Justice Investors       (744,724)    (1,231,873)
    Net unrealized losses(gains) on
     marketable securities                            82,935       (839,092)
    Changes in assets and liabilities:
      Investment in marketable securities         (2,024,239)    (1,317,554)
      Deferred income taxes and other assets         617,906       (373,307)
      Accounts payable and other liabilities        (320,557)        38,496
      Due to securities broker                     1,193,329              -
      Obligations for securities sold               (500,909)     1,633,130
                                                  ----------     ----------
  Net cash used in operating activities             (233,964)    (2,179,529)
                                                  ----------     ----------

Cash flows from investing activities:
  Cash distributions from Justice Investors          874,288      1,497,586
                                                  ----------     ----------
  Net cash provided by investing activities          874,288      1,497,586
                                                  ----------     ----------

Cash flows from financing activities:
  Dividends paid                                    (550,637)      (367,091)
                                                  ----------     ----------
  Net cash used in financing activities             (550,637)      (367,091)
                                                  ----------     ----------
Net increase (decrease) in cash and
  cash equivalents                                    89,687     (1,049,034)

Cash and cash equivalents at the beginning
  of the period                                      123,502      1,480,271
                                                  ----------     ----------
Cash and cash equivalents at the end of the
 period                                          $   213,189    $   431,237
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

The results of operations for the three and nine months ended March 31, 2004 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2004.


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

The compensation agreement for the general partners of Justice Investors provides that the general partners are entitled to receive compensation equal to 3% of the annual gross rents of the partnership. From the first $150,000 of compensation payable to the general partners, $120,000 is payable to Evon Garage Corporation and $30,000 is payable to Portsmouth as the other general partner. Any compensation in excess of the $150,000 is to be split 50/50 between the general partners. The partnership makes monthly advances of $10,000 to Evon and $2,500 to Portsmouth with any balance adjusted at the end of the year based on annual gross revenues. For the three months and nine months ended March 31, 2004, the Company received $7,500 and $22,500, respectively, in management fees from Justice Investors.

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

Condensed financial statements for Justice Investors are as follows:


                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

As of March 31,                                                 2004
                                                            ----------
Assets
Total current assets                                       $   145,117
Loan fees and deferred lease costs,
  net of accumulated amortization of $250,558                   20,691
Property, plant and equipment, net of
  accumulated depreciation of $13,082,391                    5,792,053
Construction in progress                                       566,692
Land                                                         1,124,128
                                                            ----------
    Total assets                                           $ 7,648,681
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $   271,682
Long term debt                                               4,462,276
Partners' capital                                            2,914,723
                                                            ----------
    Total liabilities and partners' capital                $ 7,648,681
                                                            ==========

                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31,            2004            2003
                                            ----------      ----------
Revenues                                   $   962,959     $   938,564
Costs and expenses                            (614,570)       (213,379)
                                            ----------      ----------
Net income                                 $   348,389     $   725,185
                                            ==========      ==========


For the nine months ended March 31,            2004            2003
                                            ----------      ----------
Revenues                                   $ 3,280,100     $ 3,031,632
Costs and expenses                          (1,800,989)       (557,989)
                                            ----------      ----------
Net income                                 $ 1,479,111     $ 2,473,643
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

As part of the investment strategies, the Company may assume short positions against its long positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities and/or to provide additional return opportunities. The Company has no naked short positions. As of March 31, 2004, the Company had obligations for securities sold (equities short) of $5,257,091.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net unrealized gains or losses included in earnings.

Included in the net gains on marketable securities of $710,652 for the three months ended March 31, 2004 are net unrealized losses of $1,043,316 and net realized gains of $1,753,968. Included in the net losses on marketable securities of $600,531 for the three months ended March 31, 2003 are net unrealized gains of $62,004 and net realized losses of $662,535.

Included in the net gains on marketable securities of $2,372,135 for the nine months ended March 31, 2004 are net unrealized losses of $82,935 and net realized gains of $2,455,070. Included in the net losses on marketable securities of $1,052,052 for the nine months ended March 31, 2003 are net unrealized gains of $839,092 and net realized losses of $1,891,144.

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

Information below represents reporting segments for the three and nine months ended March 31, 2004 and the three and nine months ended March 31, 2003. Operating income from Justice Investors consists of the operations of the hotel and garage included in the equity in net income of Justice Investors.
Operating income (losses) for investment transactions consist of net investment gains (losses) and dividend and interest income.



Three months ended             Justice    Investment
March 31, 2004                Investors  Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating income            $   176,206   $   769,483             -  $     945,689
Operating expenses                    -      (201,679)            -       (201,679)
                            -----------   -----------   -----------   ------------
Net operating income            176,206       567,804             -        744,010

General and administrative
  expenses                            -             -      (120,744)      (120,744)
Other income                          -             -         6,756          6,756
Income tax expense                    -             -      (252,009)      (252,009)
                            -----------   -----------   -----------   ------------
Net income (loss)           $   176,206   $   567,804   $  (365,997)  $    378,013
                            ===========   ===========   ===========   ============
Total Assets                $   949,901   $17,084,205   $   403,920   $ 18,438,026
                            ===========   ===========   ===========   ============

Three months ended             Justice    Investment
March 31, 2003                Investors  Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating income(loss)      $   361,142   $  (565,803)            -  $    (204,661)
Operating expenses                    -       (32,852)            -        (32,852)
                            -----------   -----------   -----------   ------------
Net operating income(loss)      361,142      (598,655)            -       (237,513)

General and administrative
  expenses                            -             -      (124,808)      (124,808)
Other income                          -             -         8,855          8,855
Income tax benefit                    -             -       142,552        142,552
                            -----------   -----------   -----------   ------------
Net income(loss)            $   361,142   $  (598,655)  $    26,599   $   (210,914)
                            ===========   ===========   ===========   ============
Total Assets                $ 1,220,510   $ 4,695,362   $ 1,871,187   $  7,787,059
                            ===========   ===========   ===========   ============


Nine months ended             Justice     Investment
March 31, 2004               Investors   Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating income            $   744,724   $ 2,537,922  $          -  $   3,282,646
Operating expenses                    -      (521,270)            -       (521,270)
                            -----------   -----------   -----------   ------------
Net operating income            744,724     2,016,652             -      2,761,376

General and administrative
  expenses                            -             -      (344,218)      (344,218)
Other income                          -             -        20,000         20,000
Income tax expense                    -             -      (974,863)      (974,863)
                            -----------   -----------   -----------   ------------
Net income(loss)            $   744,724   $ 2,016,652   $(1,299,081)  $  1,462,295
                            ===========   ===========   ===========   ============
Total Assets                $   949,901   $17,084,205   $   403,920   $ 18,438,026
                            ===========   ===========   ===========   ============

Nine months ended             Justice     Investment
March 31, 2003               Investors   Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating income(loss)      $ 1,231,873   $  (974,293)  $         -   $    257,580
Operating expenses                    -       (72,347)            -        (72,347)
                            -----------   -----------   -----------   ------------
Net operating
 income(loss)                 1,231,873    (1,046,640)            -        185,233

General and administrative
  expenses                            -             -      (365,648)      (365,648)
Other income                          -             -        31,534         31,534
Income tax benefit                    -             -        59,552         59,552
                            -----------   -----------   -----------   ------------
Net income(loss)            $ 1,231,873   $(1,046,640)  $  (274,562)  $    (89,329)
                            ===========   ===========   ===========   ============
Total Assets                $ 1,220,510   $ 4,695,362   $ 1,871,187   $  7,787,059
                            ===========   ===========   ===========   ============

5.  Related Party Transactions
    --------------------------

Certain shared costs and expenses, primarily administrative salaries, rent and insurance are allocated among the Company, the Company's parent, Santa Fe Financial Corporation ("Santa Fe"), and The InterGroup Corporation ("InterGroup"), parent of Santa Fe, based on management's estimate of the pro rata utilization of resources. For the three and nine months ended March 31, 2004, these expenses were approximately $20,850 and $62,550, respectively. For the three and nine months ended March 31, 2003, these expenses were approximately $25,054 and $68,378, respectively. Four of the Company's Directors serve as directors of InterGroup and three of the Company's Directors serve on the Board of Santa Fe.

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


6.  Subsequent Event
    ----------------

 On May 3, 2004, Justice Investors entered into a Settlement Agreement by and among Felcor and others to resolve disputes regarding certain obligations of FelCor and others under the lease of the Partnership's hotel property commonly known as the Holiday Inn Select Downtown & Spa, San Francisco (the "Hotel"). Pursuant to the terms of the Settlement, Felcor will pay to Justice $5,000,000 towards the costs of capital repairs, replacements and improvements necessary to place the Hotel in the condition required by the lease at the end of its term. Felcor will also transfer to Justice and terminate its leasehold estate and its option right under the lease, effective June 30, 2004. In addition, the parties to the Settlement agreed to mutual releases and to cooperate for a smooth transition of the operations of the Hotel.

The Partnership also signed a term sheet to enter into a third party management agreement with Dow Hotel Company ("Dow") for the operation of the Hotel as well as a letter of intent with Starwood Hotels & Resorts Worldwide, Inc. ("Starwood") for a license agreement to convert the property to a Sheraton Hotel. It is expected that the Partnership will enter into a definitive management agreement with Dow, and a License Agreement with The Sheraton Corporation, by June 30, 2004.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, such as the impact of terrorism and war on the national and international economies, including tourism and securities markets, general economic conditions and increased competition in the hotel industry in the San Francisco area, partnership distributions, partnership debt service and borrowing capacity, interest rates, securities markets, litigation and other factors, including natural disasters, and those discussed below and in the Company's Form 10-KSB for the year ended June 30, 2003, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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


Three Months Ended March 31, 2004 Compared to Three Months
Ended March 31, 2003

The Company's had net income of $378,013 for the three months ended March 31, 2004 compared to a net loss of $210,914 for the three months ended March 31, 2003. The change was primarily due to net gains on marketable securities from a net loss during the prior period and an increase in dividend and interest income partially offset by the decrease in equity in net income of Justice Investors and the increase in margin interest and trading expenses.

The equity in net income of Justice Investors decreased to $176,206 from $361,142. That decrease was primarily attributable to increased partnership costs in the current quarter for consultants, experts and legal services relating to the partnership's enforcement of the lessee's obligations under the lease and additional depreciation and interest costs related to the build-out of the new spa and meeting rooms in the hotel and other capital improvements.

Partnership revenues increased modestly to $962,959 for the three months ended March 31, 2004 from $938,564 for the three months ended, March 31, 2003. Many of the factors identified in fiscal 2003 continued to significantly impact the hotel operations in fiscal 2004. Unlike other areas in California, the Bay

Area has been especially slow to recover from the devastating impact that the terrorist attacks of September 11, 2001, had on tourism and the hospitality industry. The continued weakness in the Bay Area due to the failure of numerous internet and technology companies, has also resulted in a decrease in business travel and a reduction by airlines in the number of flights into San Francisco. The hotel has also faced more competition from new properties and from higher end properties that provide greater amenities to its guests, especially for the business traveler. These properties have also reduced room rates as hotel operators struggle to obtain occupancy. Average daily room rates for the three months ended March 31, 2004 decreased modestly to approximately $91, compared to $93 for the three months ended March 31, 2003, while average monthly occupancy rates increased to approximately 60.5% compared to 57.4% during the same three month period of fiscal 2003. Based on industry reports, management is expecting a slow recovery in the San Francisco hotel marketplace.

Net gains (losses) on marketable securities changed to net gains of $710,652 for the three months ended March 31, 2004 compared to net losses of $600,531 for the three months ended March 31, 2003. For the three months ended March 31, 2004, the Company had net unrealized losses of $1,043,316 and net realized gains of $1,753,968. For the three months ended March 31, 2003, the Company had net unrealized gains of $62,004 and net realized losses of $662,535. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Dividend and interest income increased to $58,831 from $34,728 as a result of the increased investment in dividend yielding securities.

Margin interest and trading expenses increased to $201,679 from $32,852 primarily due to $121,772 in performance-based compensation earned by the Company's CEO for his management of the Company's investment portfolio for the three months ended March 31, 2004. The remaining increase was due to the increase in the average daily margin balances which resulted in an increase in margin interest expense to $57,658 from $8,044.

The provision for income tax expense changed to an expense of $252,009 for the three months ended March 31, 2004 from tax benefit of $142,552 in the comparable quarter due to higher income generated in the current quarter.


Nine Months Ended March 31, 2004 Compared to Nine Months
Ended March 31, 2003

The Company had net income of $1,462,295 for the nine months ended March 31, 2004 compared to a net loss of $89,329 for the nine months ended March 31, 2003. The change was primarily due to net gains on marketable securities compared to a net loss in the prior quarter and the increase in dividend and interest income partially offset by the decrease in equity in net income of Justice Investors and the increase in margin interest and trading expenses.

The equity in net income of Justice Investors decreased significantly to $744,724 from $1,231,873. That decrease was primarily attributable to increased partnership costs during the first nine months of the current fiscal year for consultants, experts and legal services relating the physical inspection of the hotel and the partnership's enforcement of the lessee's obligations under the lease and additional depreciation and interest costs related to the build-out of the new spa and meeting rooms in the hotel and other capital improvements.

Although partnership revenues increased to approximately $3,280,100 for the nine months ended March 31, 2004 from $3,031,632 for the nine months ended, March 31, 2003, that increase was attributable to a to a $296,000 payment by the hotel lessee, in December 2003, for part of the replacement costs of the sloped window system of the hotel, which amount was recorded as other income by Justice Investors. Absent that nonrecurring payment, partnership revenues would have been down by approximately $47,500. Many of the factors identified in fiscal 2003 continued to significantly impact the hotel operations in fiscal 2004. Unlike other areas in California, the Bay Area has been especially slow to recover from the devastating impact that the terrorist attacks of September 11, 2001, had on tourism and the hospitality industry. The continued weakness in the Bay Area due to the failure of numerous internet and technology companies, has also resulted in a decrease in business travel and a reduction by airlines in the number of flights into San Francisco. The hotel has also faced more competition from new properties and from higher end properties that provide greater amenities to its guests, especially for the business traveler. These properties have also reduced room rates as hotel operators struggle to obtain occupancy. Average daily room rates declined slightly to approximately $91 for the nine months ended March 31, 2004 from approximately $92 for the nine months ended March 31, 2003, while average monthly occupancy rates increased to approximately 68% from approximately 67% in the prior period. Based on industry reports, management is expecting a slow recovery in the San Francisco hotel marketplace.

Net gains (losses) on marketable securities changed to net gains of $2,372,135 for the nine months ended March 31, 2004 from net losses of $1,052,052 for the nine months ended March 31, 2003. For the nine months ended March 31, 2004, the Company had net unrealized losses of $82,935 and net realized gains of $2,455,070. For the nine months ended March 31, 2003, the Company had net unrealized gains of $839,092 and net realized losses of $1,891,144. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Dividend and interest income increased to $165,787 from $77,759 as a result of the increased investment in dividend yielding securities.

Margin interest and trading expenses increased to $521,270 from $72,347 primarily due $302,873 in performance-based compensation earned by Company's CEO for his management of the Company's investment portfolio for the nine months ended March 31, 2004. The remaining increase was due to the increase in the average daily margin balances which resulted in the increase in margin interest expense to $161,087 from $25,039.

The provision for income tax expense changed to an expense of $974,863 for the nine months ended March 31, 2004 from tax benefit of $59,552 in the comparable period due to higher income generated in the current period.


MARKETABLE SECURITIES

As of March 31, 2004, the Company had investments in marketable equity securities of $16,734,205. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of March 31, 2004.

                                                            % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Telecommunications and media        $ 3,643,983               21.8%
   Electric, pipelines, oil and gas      2,722,524               16.3%
   Pharmaceuticals and medical           2,545,915               15.2%
   REITs, lodging, home builders
    and hotels                           2,241,732               13.4%
   Apparel, food and consumer goods      1,706,777               10.2%
   Semiconductor, software, internet,
    and computer                         1,413,450                8.4%
   Insurance, banks and brokers          1,116,400                6.7%
   Airlines and defense                    715,425                4.3%
   Chemicals, materials, metals,
    and mining                             361,564                2.2%
   Other                                   266,435                1.5%
                                        ----------              ------
                                       $16,734,205              100.0%
                                        ==========              ======

The Company's investment portfolio is diversified with 68 different equity positions. The portfolio contains four individual equity securities that are more than 5% of the equity value of the portfolio with the largest security being 8.6% of the value of the portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.


LIQUIDITY AND SOURCES OF CAPITAL

Historically, the Company's cash flows were primarily generated through its general and limited partnership interest in the Justice Investors limited partnership, which derives its income from its lease with Felcor and a lease with Evon. In addition to its monthly limited partnership distributions from Justice Investors, the Company also receives monthly management fees as a general partner. In the current fiscal year, the Company has had to depend more on the revenues generated from the investment of its cash and securities assets as the equity in net income in Justice Investors and Partnership distributions have declined.

Beginning in December 2002, Justice Investors began reducing its monthly distributions due to the continuing decline in partnership revenues. In August 2003, Justice Investors determined that a further reduction in partnership distributions was appropriate due to the continuing poor performance of the hotel operation, costs advanced for the construction of the spa, new meeting rooms, the relocation of the hotels administrative offices and other anticipated expenses. Effective September 2003 through December 2003, monthly partnership distributions were cut an additional 50% reducing Portsmouth's monthly distribution amount from $158,961 to $79,480. As a result, cash distributions from Justice Investors decreased to $874,288 for the nine months ended March 31, 2004 from $1,497,586 for the nine months ended March 31, 2003. Justice Investors also determined that it would not borrow further against its line of credit to support partnership distributions.

In the later part of fiscal 2003, Justice Investors conducted a comprehensive physical inspection of the hotel as permitted by the terms of the lease. In July 2003, Justice delivered to the hotel lessee, Felcor and Holiday Inn, a notice citing certain deficiencies in the physical condition of the hotel property and in its furniture, fixtures and equipment and requested that those deficiencies be corrected in accordance with the lessee's obligations under the lease. The initial term of the hotel lease was due to expire on December 31, 2004 however, the lessee had the right to renew the lease for an additional term of five years, which would extend the lease to December 31, 2009.

On May 3, 2004, Justice Investors entered into a Settlement Agreement with Felcor and others to resolve disputes regarding certain obligations of FelCor and others under the lease of the Partnership's hotel property. Pursuant to the terms of the Settlement, Felcor will pay to Justice $5,000,000 towards the costs of capital repairs, replacements and improvements necessary to place the hotel in the condition required by the lease at the end of its term. Felcor will also transfer to Justice and terminate its leasehold estate and its option right under the lease, effective June 30, 2004. In addition, the parties to the Settlement agreed to mutual releases and to cooperate for a smooth transition of the operations of the hotel.

The Partnership has also signed a term sheet to enter into a third party management agreement with Dow Hotel Company ("Dow") for the operation of the Hotel as well as a letter of intent with Starwood Hotels & Resorts Worldwide, Inc. ("Starwood") for a license agreement to convert the property to a Sheraton Hotel. It is expected that the Partnership will enter into a definitive management agreement with Dow, and a License Agreement with The Sheraton Corporation, by June 30, 2004.

To secure a new brand for the Hotel, it will be necessary for the Partnership to commit substantial time and resources to meet the product improvement plan ("PIP") requirements of the new brand. The Partnership anticipates that it will require approximately $12,000,000 to $18,000,000 in capital commitments (in addition to the $5,000,000 to be received from Felcor) to renovate and improve the Hotel to meet new brand standards. At this time, the Partnership believes that it can finance those renovations and improvements through additional borrowings, but there is no certainty that the full amount necessary will be available from such borrowings.

There will be a transition period beginning July 1, 2004 as the Partnership assumes the operations of the Hotel and begins the process of implementing the PIP necessary to secure the new hotel brand. During this transition period, it is anticipated that the Hotel will continue to operate as a Holiday Inn Select hotel pursuant to a short-term franchise agreement that will become a month-to-month agreement beginning in November 2004 with a sixty day cancellation clause. It may also be necessary for the Partnership to limit or shut down operations of the Hotel during part of the transition period.

Since the Partnership will not be receiving minimum rent after June 2004 and will have to commit significant funds to transition the Hotel to a new brand, Justice Investors has advised its limited partners that its April 2004 monthly distribution would be the last distribution for an indefinite period of time. Justice estimates that it will take approximately 18 to 24 months to complete all of the renovations and for the Partnership to begin to realize the benefits of the improvements and the increase in cash flows that it anticipates from the new management structure and new hotel brand. As a result of the Partnership discontinuing its monthly distributions, the Board of Directors of Portsmouth deemed it necessary to discontinue its regular semi-annual dividend of $.25 per common share. It is expected that the Company will not consider a return to a regular dividend policy until such time that Partnership cash flows and distributions warrant such consideration.

As the Partnership transitions from a lessor of the hotel to an owner-operator, cash flows will be dependent on net income from the operations of the hotel and not from a lease with a guaranteed rent. That uncertainty increases the amount of risk for the Company, but also provides an opportunity for a greater share of the profits in good economic times with the repositioning of the hotel. Although the Partnership is not expected to see a significant improvement in cash flows until sometime in 2006, it believes that the improvements, the new management structure and a new brand will make the hotel more competitive in the future. While there might be some negative impact on the revenues of the hotel garage during the transition period, the Partnership does not anticipate that impact to be significant.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the statement of operations.

The recovery of tourism, the hotel industry and general economy in the San Francisco Bay Area continues to lag behind that of many cities. The increase in competition has also added additional challenges to an already difficult business environment. The Partnership will continue receive rental income from Felcor until June 30, 2004. It anticipates that it will be able to finance the necessary improvements to transition the hotel through additional borrowings and to service that debt from the garage rentals. If the Partnership is unable to obtain sufficient financing, it may have to consider other alternatives.

Although the Company has suffered a significant decline in hotel revenues and may be facing a significant period of time without partnership distributions, management believes that its cash, securities assets and capital resources and the cash flows generation from those assets will be adequate to meet the Company's current and future obligations.

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

                     PART II.    OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Shareholders.

The Annual Meeting of the Shareholders of the Company was held on February 26, 2004 at the Luxe Summit Hotel Bel-Air, 11461 Sunset Blvd., Los Angeles, California 90049. At that meeting, all of management's nominees: John V. Winfield, Jerold R. Babin, Josef A. Grunwald, John C. Love and William J. Nance, were elected as Directors of the Company to serve until the next Annual Meeting, with each nominee receiving in excess of 97% of the shares voted. At that Meeting, the shareholders also voted in favor of the ratification of the Audit Committee's selection of PricewaterhouseCoopers LLP as the independent auditors of the Company for the fiscal year ending June 30, 2004. A tabulation of the vote follows:

Proposal (1) - Directors:                Votes For       Withheld
                                         ---------       --------
   John V. Winfield                        644,180        15,118
   Jerold R. Babin                         651,022         8,276
   Josef A. Grunwald                       644,596        14,702
   John C. Love                            644,596        14,702
   William J. Nance                        644,596        14,702

Proposal (2) - Accountants:               Votes For      Against    Abstained
                                          ---------      -------    ---------
   PricewaterhouseCoopers LLP              658,818          0          480



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


                                               PORTSMOUTH SQUARE, INC.
                                                     (Registrant)


Date: May 13, 2004                      by    /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: May 13, 2004                      by    /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala,
                                              Vice President and Secretary


Date: May 13, 2004                      by    /s/ David Nguyen
                                              --------------------------
                                              David Nguyen, Treasurer
                                             (Principal Accounting Officer)