Form 10QSB
period 2004-12-31
PORTSMOUTH SQUARE INC
filed 2005-02-11
CIK 79661

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                               FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended December 31, 2004

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

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 734,183 shares of issuer's No Par Value Common Stock were outstanding as of February 11, 2005.

   Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                     INDEX

                             PORTSMOUTH SQUARE, INC.


PART I. FINANCIAL INFORMATION                                         PAGE
                                                                      ----
Item 1. Financial Statements

  Balance Sheet - December 31, 2004 (Unaudited)                         3

  Statements of Operations (Unaudited)- Three Months ended              4
    December 31, 2004 and December 31, 2003

 Statements of Operations (Unaudited)- Six Months ended                 5
    December 31, 2004 and December 31, 2003


 Statements of Cash Flows (Unaudited)- Six Months ended
    December 31, 2004 and December 31, 2003                             6

  Notes to Financial Statements                                         7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            13

Item 3. Controls and Procedures                                        20


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K                               21

SIGNATURES                                                             21

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             PORTSMOUTH SQUARE, INC.
                                 BALANCE SHEET
                                  (Unaudited)

As of December 31,                                           2004
                                                          ----------

Assets

  Cash and cash equivalents                              $   189,000
  Investment in marketable securities                     20,166,000
  Investment in Justice Investors                          3,377,000
  Other investments                                          311,000
  Other assets                                               118,000
                                                          ----------
Total assets                                             $24,161,000
                                                          ==========

Liabilities and Shareholders' Equity

Liabilities
  Due to securities broker                                 5,850,000
  Obligations for securities sold                          6,884,000
  Accounts payable and other liabilities                   1,389,000
                                                          ----------
Total liabilities                                         14,123,000
                                                          ----------
Commitments and contingencies

Shareholders' equity:
  Common stock, no par value:
    Authorized shares - 750,000
    Issued and outstanding shares - 734,183                2,092,000
  Additional paid-in capital                                 916,000
  Retained earnings                                        7,030,000
                                                          ----------

Total shareholders' equity                                10,038,000
                                                          ----------

Total liabilities and shareholders' equity               $24,161,000
                                                          ==========


See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


For the three months ended December 31,              2004           2003
                                                  ----------     ----------
  Equity in net income(loss) of Justice
   Investors                                      $ (313,000)    $  297,000

  General and administrative expenses               (115,000)      (113,000)
                                                  ----------     ----------
                                                    (428,000)       184,000
Non-operating income (expenses):
  Net gains on marketable securities               1,883,000      1,256,000
  Impairment loss on other investments               (42,000)             -
  Dividend and interest income                        67,000         55,000
  Margin interest and trading expenses               (68,000)      (257,000)
  Other income, net                                    8,000          7,000
                                                  ----------     ----------
                                                   1,848,000      1,061,000
                                                  ----------     ----------
Income before income taxes                         1,420,000      1,245,000

Provision for income tax expense                    (568,000)      (498,000)
                                                  ----------     ----------
Net income                                       $   852,000    $   747,000
                                                  ==========     ==========

Basic income per share                           $      1.16    $      1.02
                                                  ==========     ==========

Weighted average number of
  shares outstanding                                 734,183        734,183
                                                  ==========     ==========


See accompanying notes to financial statements.

                           PORTSMOUTH SQUARE, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


For the six months ended December 31,                 2004           2003
                                                  ----------     ----------
  Equity in net income(loss) of Justice
   Investors                                      $ (176,000)    $  568,000

  General and administrative expenses               (240,000)      (223,000)
                                                  ----------     ----------
                                                    (416,000)       345,000
Non-operating income (expenses):
  Net gains on marketable securities                 191,000      1,661,000
  Impairment loss on other investments               (42,000)             -
  Dividend and interest income                       136,000        107,000
  Margin interest and trading expenses              (125,000)      (319,000)
  Other income, net                                   94,000         13,000
                                                  ----------     ----------
                                                     254,000      1,462,000
                                                  ----------     ----------
Income(loss) before income taxes                    (162,000)     1,807,000

Provision for income tax benefit(expense)             65,000       (723,000)
                                                  ----------     ----------
Net income(loss)                                 $   (97,000)   $ 1,084,000
                                                  ==========     ==========

Basic income(loss) per share                     $      (.13)   $      1.48
                                                  ==========     ==========

Weighted average number of
  shares outstanding                                 734,183        734,183
                                                  ==========     ==========


See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)


For the six months ended December 31,                 2004           2003
                                                  ----------     ----------
Cash flows from operating activities:
  Net income(loss)                               $   (97,000)  $  1,084,000
  Adjustments to reconcile net income(loss)
   to net cash used in operating activities:
    Equity in net (income) loss of
     Justice Investors                               176,000       (568,000)
    Net unrealized gains on
     marketable securities                          (787,000)      (960,000)
    Changes in assets and liabilities:
      Investment in marketable securities           (238,000)    (7,084,000)
      Deferred income taxes and other assets          80,000        565,000
      Accounts payable and other liabilities        (143,000)      (190,000)
      Due to securities broker                      (900,000)     3,118,000
      Obligations for securities sold              1,986,000      3,779,000
                                                  ----------     ----------
  Net cash provided by (used in)
   operating activities                               77,000       (256,000)
                                                  ----------     ----------
Cash flows from investing activities:
  Cash distributions from Justice Investors                -        636,000
                                                  ----------     ----------
  Net cash provided by investing activities                -        636,000
                                                  ----------     ----------

Cash flows from financing activities:
  Dividends paid                                           -       (367,000)
                                                  ----------     ----------
  Net cash used in financing activities                    -       (367,000)
                                                  ----------     ----------
Net increase in cash and cash equivalents             77,000         13,000

Cash and cash equivalents at the beginning
  of the period                                      112,000        124,000
                                                  ----------     ----------
Cash and cash equivalents at the end of the
 period                                          $   189,000    $   137,000
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

Portsmouth is a 68.9%-owned subsidiary of Santa Fe Financial Corporation ("Santa Fe"), which is also a public company.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the year ended June 30, 2004.

The results of operations for the three and six months ended December 31, 2004 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2005.


2.  Investment in Justice Investors
    -------------------------------

The Company has a 49.8% interest in Justice Investors, a California limited partnership ("Justice" or the "Partnership") in which Portsmouth serves as both a general and limited partner. The other general partner, Evon Corporation ("Evon"), serves as the managing general partner. Justice owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California, commonly known as the Holiday Inn Select Downtown & Spa (the "Hotel"). The Company's investment in Justice is recorded on the equity basis.

Historically, Justice's most significant income source was a lease between the Partnership and Felcor Lodging Trust, Inc. ("Felcor") for the hotel portion of the property. Pursuant to a Settlement Agreement entered into on May 3, 2004, Felcor agreed to terminate its lease and surrender possession of the Hotel to Justice, on June 30, 2004. Effective July 1, 2004, Justice became the owner-operator of the Hotel, with the assistance of a Management Agreement with Dow Hotel Company, LLC. ("Dow") to perform the day-to day management functions of the Hotel. The Partnership also derives income from the lease of the garage portion of the property to Evon and from a lease on the lobby level of the Hotel to Tru Spa. The Company also derives revenue from management fees from Justice for actively managing the hotel as a general partner.

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

In May of 2004, a $5,000,000 settlement payment was made to Justice from the hotel lessee to resolve disputes regarding certain obligations of Felcor and others under the terms of the Hotel Lease. That settlement payment is being held in a separate partnership account and will be applied towards the costs of capital repairs, replacements and improvements necessary to place the hotel in the condition required by the Hotel Lease at the end of its term. The Partnership expects to utilize all of the settlement proceeds for such during fiscal 2005, which may impact the Company's equity in net income of Justice Investors for fiscal 2005.

On December 10, 2004, Justice entered into a Franchise License Agreement for the right to operate the Hotel property as a Hilton brand hotel. Prior to operating the hotel as a Hilton, the Partnership is required to make substantial renovations to the hotel to meet Hilton standards in accordance with a product improvement plan agreed upon by Hilton and the Partnership, as well as complying with other brand standards. The Partnership estimates that the cost of the renovations will range from approximately $22 million to $24 million. The Agreement requires that those renovations be complete and the Hotel commence operations as a Hilton hotel no later than June 1, 2006. The term of the Agreement is for a period of 15 years commencing on the opening date, with an option to extend the license term for another five years, subject to certain conditions.

Condensed financial statements for Justice Investors are as follows:


                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET
                              (Unaudited)

As of December 31,                                             2004
                                                            ----------
Assets
Cash                                                       $ 4,517,000
Other current assets                                         1,067,000
Property, plant and equipment, net of
  accumulated depreciation of $13,488,000                    7,092,000
Construction in progress                                       647,000
Land                                                         1,124,000
                                                            ----------
    Total assets                                           $14,447,000
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $ 1,862,000
Long-term debt                                               4,780,000
Other long-term libilities                                      35,000
Partners' capital                                            7,770,000
                                                            ----------
    Total liabilities and partners' capital                $14,447,000
                                                            ==========


                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

For the three months ended December 31,       2004            2003
                                            ----------      ----------
Hotel revenue                              $ 3,452,000     $         -
Hotel rent                                           -         625,000
Garage rent                                    244,000         301,000
Other income(expense)                           69,000         379,000
Operating expenses                          (4,406,000)       (712,000)
                                            ----------      ----------
Net income(loss)                           $  (641,000)    $   593,000
                                            ==========      ==========


For the six months ended December 31,          2004            2003
                                            ----------      ----------
Hotel revenue                              $ 7,806,000     $         -
Hotel rent                                           -       1,250,000
Garage rent                                    549,000         674,000
Other income(expense)                          129,000         393,000
Operating expenses                          (8,849,000)     (1,186,000)
                                            ----------      ----------
Net income(loss)                           $  (365,000)    $ 1,131,000
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

At December 31, 2004, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included earnings.
Trading securities are summarized as follows:


As of December 31, 2004:

                             Gross           Gross             Net            Market
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
Corporate
Equities   $14,489,000    $ 5,847,000     ($  170,000)      $5,677,000     $20,166,000


As part of the investment strategies, the Company may assume short positions against its long positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities and/or to provide additional return opportunities. The Company has no naked short positions. As of December 31, 2004, the Company had obligations for securities sold (equities short) of $6,884,000.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net unrealized gains or losses included in earnings.

Included in the net gains on marketable securities of $1,883,000 for the three months ended December 31, 2004 are net unrealized gains of $2,132,000 and net realized losses of $249,000. Included in the net gains on marketable securities of $1,256,000 for the three months ended December 31, 2003 are net unrealized gains of $496,000 and net realized gains of $760,000. There were no gross unrealized loss positions on any securities held which existed for more than one year.

Included in the net gains on marketable securities of $191,000 for the six months ended December 31, 2004 are net unrealized gains of $787,000 and net realized losses of $596,000. Included in the net gains on marketable securities of $1,661,000 for the six months ended December 31, 2003 are net unrealized gains of $960,000 and net realized gains of $701,000. There were no gross unrealized loss positions on any securities held which existed for more than one year.

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

Information below represents reporting segments for the three and six months ended December 31, 2004 and 2003. Operating income from Justice Investors consists of the operations of the hotel and garage, which are included in the equity in net income of Justice Investors. Operating income (losses) for investment transactions consist of net investment gains (losses) and dividend and interest income.


Three months ended             Justice    Investment
December 31, 2004            Investors  Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating income(loss)      $  (313,000)  $ 1,950,000             -  $   1,637,000
Operating expenses                    -      (110,000)            -       (110,000)
                            -----------   -----------   -----------   ------------
Net operating income(loss)     (313,000)    1,840,000             -      1,527,000

General and admin. exp.               -             -      (115,000)      (115,000)
Other income                          -             -         8,000          8,000
Income tax expense                    -             -      (568,000)      (568,000)
                            -----------   -----------   -----------   ------------
Net income (loss)           $  (313,000)  $ 1,840,000   $  (675,000) $     852,000
                            ===========   ===========   ===========   ============
Total Assets                $ 3,377,000   $20,477,000   $   307,000   $ 24,161,000
                            ===========   ===========   ===========   ============


Three months ended             Justice    Investment
December 31, 2003             Investors  Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating income            $   297,000   $ 1,311,000             -  $   1,608,000
Operating expenses                    -      (257,000)            -       (257,000)
                            -----------   -----------   -----------   ------------
Net operating income            297,000     1,054,000             -      1,351,000

General and admin. exp.               -             -      (113,000)      (113,000)
Other income                          -             -         7,000          7,000
Income tax expense                    -             -      (498,000)      (498,000)
                            -----------   -----------   -----------   ------------
Net income (loss)           $   297,000   $ 1,054,000   $  (604,000)  $    747,000
                            ===========   ===========   ===========   ============
Total Assets                $ 1,012,000   $23,037,000   $   530,000   $ 24,579,000
                            ===========   ===========   ===========   ============


Six months ended             Justice    Investment
December 31, 2004            Investors  Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating income(loss)      $  (176,000)  $   327,000             -  $     151,000
Operating expenses                    -      (167,000)            -       (167,000)
                            -----------   -----------   -----------   ------------
Net operating income(loss)     (176,000)      160,000             -        (16,000)

General and admin. exp.               -             -      (240,000)      (240,000)
Other income                          -             -        94,000         94,000
Income tax benefit                    -             -        65,000         65,000
                            -----------   -----------   -----------   ------------
Net income (loss)           $  (176,000)  $   160,000   $   (81,000)  $    (97,000)
                            ===========   ===========   ===========   ============
 Total Assets               $ 3,377,000   $20,477,000   $   307,000   $ 24,161,000
                            ===========   ===========   ===========   ============

Six months ended              Justice    Investment
December 31, 2003            Investors  Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating income            $   568,000   $ 1,768,000             -  $   2,336,000
Operating expenses                    -      (319,000)            -       (319,000)
                            -----------   -----------   -----------   ------------
Net operating income            568,000     1,449,000             -      2,017,000

General and admin. exp.               -             -      (223,000)      (223,000)
Other income                          -             -        13,000         13,000
Income tax expense                    -             -      (723,000)      (723,000)
                            -----------   -----------   -----------   ------------
Net income(loss)            $   568,000   $ 1,449,000   $  (933,000)  $  1,084,000
                            ===========   ===========   ===========   ============
Total Assets                $ 1,012,000   $23,037,000   $   530,000   $ 24,579,000
                            ===========   ===========   ===========   ============

5.  Related Party Transactions
    --------------------------

Certain shared costs and expenses, primarily administrative salaries, rent and insurance are allocated among the Company, the Company's parent, Santa Fe Financial Corporation ("Santa Fe"), and The InterGroup Corporation ("InterGroup"), parent of Santa Fe, based on management's estimate of the pro rata utilization of resources. For the three and six months ended December 31, 2004 and 2003, these expenses were approximately $21,000 and $42,000, respectively, for each period. Four of the Company's Directors serve as directors of InterGroup and three of the Company's Directors serve on the Board of Santa Fe.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, such as the impact of terrorism and war on the national and international economies, including tourism and securities markets, general economic conditions and increased competition in the hotel industry in the San Francisco area, labor relations and labor disruptions, partnership distributions, the ability of the Partnership to obtain hotel financing for renovations at favorable interest rates and terms, securities markets and concentration of risk, litigation and other factors, including natural disasters, and those discussed below in this section and in the Company's Form 10-KSB for the fiscal year ended June 30, 2004, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

The Company has a 49.8% ownership interest in the Justice Investors limited partnership ("Justice" or the "Partnership"), in which Portsmouth serves as one of the general partners. Justice owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California, commonly known as the Holiday Inn Select Downtown & Spa (the "Hotel"). Historically, Justice's most significant income source was a lease between the Partnership and Felcor Lodging Trust, Inc. ("Felcor") for the Hotel portion of the property. Pursuant to a Settlement Agreement entered into on May 3, 2004, Felcor agreed to terminate its lease and surrender possession of the Hotel to Justice, effective June 30, 2004. Effective July 1, 2004, Justice became the owner-operator of the Hotel, with the assistance of a Management Agreement with Dow Hotel Company, LLC. ("Dow") to perform the day-to-day management functions of the Hotel. The Partnership also derives income from the lease of the garage portion of the property to Evon Garage Corporation ("Evon") and from a lease with Tru Spa for a portion of the lobby level of the Hotel. The Company also receives management fees from Justice for actively managing the hotel as a general partner.

On December 10, 2004, Justice entered into a Franchise License Agreement for the right to operate the Hotel property as a Hilton brand hotel. Prior to operating the hotel as a Hilton, the Partnership is required to make substantial renovations to the hotel to meet Hilton standards in accordance with a product improvement plan agreed upon by Hilton and the Partnership, as well as complying with other brand standards. The Partnership estimates that the cost of the renovations will range from approximately $22 million to $24 million. The Agreement requires that those renovations be complete and the Hotel commence operations as a Hilton hotel no later than June 1, 2006. The term of the Agreement is for a period of 15 years commencing on the opening date, with an option to extend the license term for another five years, subject to certain conditions.

As discussed more fully in the "Financial Condition and Liquidity" section herein, since the Partnership will be expending significant amounts of money to renovate and reposition the Hotel as Hilton during the next 12 to 15 months, the Company may have to depend more on the revenues generated from the investment of its cash and securities assets during that transition period.


Three Months Ended December 31, 2004 Compared to Three Months
Ended December 31, 2003

The Company had net income of $852,000 for the three months ended December 31, 2004 compared to net income of $747,000 for the three months ended December 31, 2003. As discussed below, the increase in net income was primarily due to the increase in gains on marketable securities and the decrease in margin interest and trading expenses, partially offset by the change in equity in net income of Justice Investors to a loss and the impairment loss on other investments.

The equity in net income(loss) of Justice Investors changed to a loss of $313,000 from income of $297,000. Effective July 1, 2004, Justice became the owner-operator of the Hotel rather than a lessor. Thus, the Partnership net income for the three months ended December 31, 2004 includes the direct operating results of the Hotel, whereas in the prior year Justice received rental income from Felcor pursuant to a lease. The net operating loss from the Hotel for the three months ended December 31, 2004 was approximately $490,000 while the Partnership received approximately $625,000 in rent from the Hotel lease for the three months ended December 31, 2003. The overall decrease in Partnership net income was primarily attributable to the net operating loss from the Hotel and increased costs in the current quarter related to professional fees for the repositioning of the Hotel and additional depreciation and interest costs related to the build-out of the new spa and meeting rooms in the Hotel and other capital improvements.

Average daily room rates for the Hotel decreased to approximately $88 for the three months ended December 31, 2004, compared to approximately $92 for the three months ended December 31, 2003, while average monthly occupancy rates remained relatively flat at approximately 64%. Those results primarily reflect the inability of the Hotel to currently meet its competition. The Hotel is facing more competition from new properties and from higher end properties that provide greater amenities to its guests, especially for the business traveler. The Partnership is committed to making the Hotel competitive in its market by undertaking a significant renovation of the property and entering into a new Franchise License Agreement to operate the Hotel as a Hilton Brand hotel after the renovation is complete. In addition, the hotel business in the San Francisco Bay Area has lagged behind the recovery seen in other major cities in the United States due to the continued weakness in the local economy and a decline in international travel.

Net gains on marketable securities increased to $1,883,000 for the three months ended December 31, 2004 from net gains of $1,256,000 for the three months ended December 31, 2003. For the three months ended December 31, 2004, the Company had net unrealized gains of $2,132,000 and net realized losses of $249,000.
For the three months ended December 31, 2003, the Company had net unrealized gains of $496,000 and net realized gains of $760,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

During the quarter, the Company recorded an impairment loss of $42,000 related to a private placement investment.

Dividend and interest income increased to $67,000 from $55,000 as a result of the increased investment in dividend yielding securities.

Dividend and margin interest expense decreased to $68,000 from $257,000 primarily due to the decrease in the performance-based compensation earned by the Company's CEO for his management of the Company's investment portfolio to $4,000 from $181,000.

The provision for income tax expense increased to $568,000 for the three months ended December 31, 2004 from $498,000 for the three months ended December 31, 2003 primarily due to the higher investment related income generated in the current quarter.


Six Months Ended December 31, 2004 Compared to Six Months
Ended December 31, 2003

The Company had a net loss of $97,000 for the six months ended December 31, 2004 compared to net income of $1,084,000 for the six months ended December 31, 2003. As discussed below, the change was primarily due to the equity in net loss of Justice Investors, the decrease in gains on marketable securities and the impairment loss on other investments, partially offset by the increase in dividend and interest income, the decrease in the margin interest and trading expenses and the increase in other income.

The equity in net income(loss) of Justice Investors changed to a loss of $176,000 from income of $568,000. Effective July 1, 2004, Justice became the owner-operator of the Hotel rather than a lessor. Thus, the Partnership net income for the first six months of fiscal 2005 includes the direct operating results of the Hotel, whereas in the prior year Justice received rental income from Felcor pursuant to a lease. The net operating loss from the Hotel for the six months ended December 31, 2004 was approximately $185,000, while the Partnership received approximately $1,250,000 in rent from the Hotel lease for the six months ended December 31, 2003. The overall decrease in Partnership net income was primarily attributable to the net operating loss from the Hotel and increased costs in the current quarter related to professional fees for the repositioning of the Hotel and additional depreciation and interest costs related to the build-out of the new spa and meeting rooms in the Hotel and other capital improvements.

Average daily room rates for the Hotel increased modestly to approximately $93 for the six months ended December 31, 2004, compared to approximately $91 for the six months ended December 31, 2003, while average monthly occupancy rates decreased to approximately 69% compared to approximately 72% in the prior year. Those results primarily reflect the inability of the Hotel to currently meet its competition. The Hotel is facing more competition from new properties and from higher end properties that provide greater amenities to its guests, especially for the business traveler. The Partnership is committed to making the Hotel competitive in its market by undertaking a significant renovation of the property and by entering into a new Franchise License Agreement to operate the Hotel as a Hilton Brand hotel after the renovation is complete. In addition, the hotel business in the San Francisco Bay Area has lagged behind the recovery seen in other major cities in the United States due to the continued weakness in the local economy and a decline in international travel.

Net gains on marketable securities decreased to $191,000 for the six months ended December 31, 2004 compared to net gains of $1,661,000 for the six months ended December 31, 2003. For the six months ended December 31, 2004, the Company had net unrealized gains of $787,000 and net realized losses of $596,000. For the six months ended December 31, 2003, the Company had net unrealized gains of $960,000 and net realized gains of $701,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Dividend and interest income increased to $136,000 from $107,000 as a result of the increased investment in dividend yielding securities.

The provision for income tax benefit (expense) changed to a tax benefit of $65,000 for the six months ended December 31, 2004 from a tax expense of $723,000 for the six months ended December 31, 2003 due to losses incurred during the six months ended December 31, 2004.


MARKETABLE SECURITIES

As of December 31, 2004, the Company had investments in marketable equity securities of $20,166,000. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of December 31, 2004.

                                                              % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Electric, pipelines, oil and gas    $ 4,990,000               24.7%
   Semiconductor, computer, internet
    and software                         2,576,000               12.8%
   Telecommunications and media          2,549,000               12.6%
   Pharmaceuticals and medical           2,204,000               10.9%
   REITs, lodging, home builders
    and hotels                           2,022,000               10.0%
   Airlines and defense                  1,586,000                7.9%
   Chemicals, materials, metals,
    and mining                           1,474,000                7.3%
   Insurance, banks and brokers          1,188,000                5.9%
   Apparel, food and consumer goods      1,112,000                5.5%
   Other                                   465,000                2.4%
                                        ----------              ------
                                       $20,166,000              100.0%
                                        ==========              ======

The Company's investment portfolio is diversified with 51 different equity positions. The portfolio contains six individual equity securities that are more than 5% of the equity value of the portfolio with the largest security being 9.5% of the value of the portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. As of December 31, 2004, the Company had approximately 24.7% of its marketable securities portfolio invested in the electric, pipelines, oil and gas industry group. While such concentration could be considered a risk factor, that industry grouping includes a wide range of companies, including utilities, which the Company believes is consistent with its diversification policies. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.


FINANCIAL CONDITION AND LIQUIDITY

Historically, the Company's cash flows were primarily generated through its general and limited partnership interest in the Justice Investors limited partnership, which derived its income from its lease with Felcor and a lease with Evon. The Company also received monthly limited partnership distributions from Justice Investors as well as monthly management fees as a general partner. The Company also receives revenues generated from the investment of its cash and securities assets. As discussed below, since the Partnership will be expending significant amounts of money to renovate and reposition the Hotel as a Hilton during the next 12 to 15 months, it will not be paying any monthly limited partnership distributions until some time after operations commence under the Hilton brand. As a result, the Company may have to depend more on the revenues generated from the investment of its cash and securities assets during that transition period.

On May 3, 2004, Justice entered into a settlement agreement with the hotel lessee, Felcor, to resolve disputes regarding certain obligations of Felcor and others under the terms of the hotel lease. Pursuant to the settlement, Felcor paid the sum of $5,000,000 to Justice towards the costs of capital repairs, replacements and maintenance necessary to place the hotel into the condition required at the end of the lease. That one-time payment is expected to be fully utilized in fiscal 2005 for such costs, which may impact the Company's equity in net income of Justice Investors. Felcor also agreed to terminate its leasehold estate and surrendered possession of the hotel to the Partnership on June 30, 2004, at which time Justice assumed the role as owner-operator of the property. To assist in the day-to-day operations of the hotel, Justice entered into a third party management agreement with Dow Hotel Company, effective July 1, 2004. The termination of the hotel lease also made it possible for the Partnership to seek a new franchise agreement for the hotel. Those efforts were successful and culminated with Justice entering into a Franchise License Agreement, on December 10, 2004, for the right to operate the hotel property as a Hilton brand hotel.

Prior to operating the hotel as a Hilton, the Partnership is required to make substantial renovations to the hotel to meet Hilton standards in accordance with a product improvement plan agreed upon by Hilton and the Partnership, as well as complying with other brand standards. The Partnership estimates that the cost of the renovations will range from approximately $22 million to $24 million. The Agreement requires that those renovations be complete and the Hotel commence operations as a Hilton hotel no later than June 1, 2006. The term of the Agreement is for a period of 15 years commencing on the opening date, with an option to extend the license term for another five years, subject to certain conditions.

The Partnership presently anticipates that it will continue to operate the hotel as a Holiday Inn Select hotel until May 31, 2005, after which time the Hotel may choose to operate without a brand affiliation. It will also be necessary for the Hotel to limit operations and have rooms out of service during part of the renovation work. Justice currently estimates that it will take approximately 12 to 15 months to complete all of the renovations necessary for the conversion. To fund the renovations, and operating expenses during the transition period, the Partnership expects that it will have to encumber the Hotel with borrowings in excess of $22 million. That amount of leverage and the associated debt service will create additional risk for Partnership and its ability to generate cash flows in the future since the Hotel asset has been virtually debt free for many years.

Due to the potential losses from the operations of the hotel expected during the transition period, and the substantial financial commitments the Partnership will have to make for the renovations, Justice discontinued Partnership distributions effective April 2004. As a result, the Company received no Partnership distributions for the six months ended December 31, 2004, while during the six months ended December 31, 2003, the Company received Partnership distributions of $636,000. Justice does not anticipate any Partnership distributions until some time after operations commence under the Hilton brand and income from the Hotel is sufficient to warrant such distributions.

As a result of the Partnership discontinuing its monthly distributions, the Board of Directors of Portsmouth deemed it necessary to discontinue the Company's regular semi-annual dividend of $.25 per common share. It is expected that the Company will not consider a return to a regular dividend policy until such time that Partnership cash flows and distributions warrant such consideration.

The Hotel may also be subject to labor disruption as the collective bargaining agreement with Local 2 of the Hotel Employees and Restaurant Employees Union in San Francisco expired city-wide on August 14, 2004. Local 2 has since voted to authorize a strike against a group of some of the larger hotels in San Francisco and negotiations continue with those hotels during a "cooling-off period". If a strike is extended to the Hotel, its operations could be disrupted. Also, since the other hourly employees of the Hotel are union members, they would most likely honor any picket lines. It is expected that Partnership's hotel management company, Dow, will implement contingency plans to minimize any loss of business should a strike take place.

As the Partnership transitions from a lessor of the hotel to an owner-operator, cash flows will be dependent on net income from the operations of the hotel and not from a lease with a guaranteed rent. That uncertainty, coupled with the additional debt load for the hotel renovation, increases the amount of risk for the Company, but also provides an opportunity for a greater share of the profits in good economic times with the repositioning of the hotel. Although the Partnership is not expected to see a significant improvement in cash flows until sometime in 2006, it believes that the renovations to the Hotel, the new management structure and a new brand will make the Hotel more competitive in the future. There might also be some negative impact on the revenues of the hotel garage during the transition period. At this time, the Partnership does not anticipate that impact will be material.

The recovery of tourism, the hotel industry and general economy in the San Francisco Bay Area continues to lag behind that of many cities. The increase in competition has also added additional challenges to an already difficult business environment. The Partnership anticipates that it will be able to finance the necessary improvements to reposition the Hotel and to meet any operating cash flow needs during the transition period from the proceeds of the settlement with Felcor and through additional borrowings. Justice believes that it can service that additional debt during the transition period primarily from the rentals it receives from the Hotel garage and from an interest reserve that will be established from its borrowings. If the Partnership is unable to obtain sufficient financing, or financing at favorable interest rates, it may have to consider other alternatives such as additional capital contributions. The Partnership considers the necessity for such alternatives as unlikely at this time.

During January 2004, the Partnership refinanced its existing line of credit by obtaining a new facility that provides for a line of credit of up to $7,500,000. The facility is collateralized by a first deed of trust on the Partnership property and matures on February 1, 2006. Interest only is payable monthly at an annual rate equal to the 30-Day LIBOR rate plus 2%. There are no prepayment penalties. As of December 31, 2004, the outstanding principal balance on the Partnership's line of credit was $4,815,000.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the statement of operations.

Although the Company has suffered a significant decline in hotel revenues and may be facing a significant period of time without partnership distributions, management believes that its cash, securities assets, and the cash flows generated from those assets, will be adequate to meet the Company's current and future obligations.

The Company also does not have any material contractual obligations or commercial commitments.


OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.


IMPACT OF INFLATION

Hotel room rates are typically impacted by supply and demand factors, not inflation, since rental of a hotel room is usually for a limited number of nights. Room rates can be, and usually are, adjusted to account for inflationary cost increases. To the extent that the Dow is able to adjust room rates, there should be minimal impact on partnership revenues due to inflation. Partnership revenues are also subject to interest rate risks, which may be influenced by inflation. For the two most recent fiscal years, the impact of inflation on the Company's income is not viewed by management as material.


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

(a) Exhibits

    31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

    31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

    32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

    32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b) Registrant filed the following report on Form 8-K during the quarter covered by this Report:

  Date of Report      Item Number               Events Reported
-----------------     ------------       ------------------------------------
December 10, 2004      Item 8.01         Justice Investors Enters into License
                      Other Events       Agreement for Hilton Brand Hotel


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               PORTSMOUTH SQUARE, INC.
                                                     (Registrant)


Date: February 11, 2005                    by /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: February 11, 2005                    by /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala,
                                              Vice President and Secretary


Date: February 11, 2005                    by /s/ David T. Nguyen
                                              --------------------------
                                              David T. Nguyen, Treasurer
                                             (Principal Accounting Officer)