Form 10QSB
period 2005-03-31
PORTSMOUTH SQUARE INC
filed 2005-05-13
CIK 79661

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                               FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 2005

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

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 734,183 shares of issuer's No Par Value Common Stock were outstanding as of May 11, 2005.

   Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                     INDEX

                             PORTSMOUTH SQUARE, INC.


PART I. FINANCIAL INFORMATION                                         PAGE
                                                                      ----
Item 1. Financial Statements

 Balance Sheet - March 31, 2005 (Unaudited)                             3

 Statements of Operations (Unaudited)- Three Months ended               4
    March 31, 2005 and March 31, 2004

 Statements of Operations (Unaudited)- Nine Months ended                5
    March 31, 2005 and March 31, 2004


 Statements of Cash Flows (Unaudited)- Nine Months ended
    March 31, 2005 and March 31, 2004                                   6

  Notes to Financial Statements                                         7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            13

Item 3. Controls and Procedures                                        21


PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Shareholders                22

Item 6. Exhibits and Reports on Form 8-K                               22

SIGNATURES                                                             23

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             PORTSMOUTH SQUARE, INC.
                                 BALANCE SHEET
                                  (Unaudited)

As of March 31,                                               2005
                                                          ----------

Assets

  Cash and cash equivalents                              $   162,000
  Investment in marketable securities                      5,474,000
  Investment in Justice Investors                          2,952,000
  Other investments                                          311,000
  Other assets                                               159,000
                                                          ----------
Total assets                                             $ 9,058,000
                                                          ==========

Liabilities and Shareholders' Equity

Liabilities
  Obligations for securities sold                            602,000
  Accounts payable and other liabilities                     148,000
                                                          ----------
Total liabilities                                            750,000
                                                          ----------
Commitments and contingencies

Shareholders' equity:
  Common stock, no par value:
    Authorized shares - 750,000
    Issued and outstanding shares - 734,183                2,092,000
  Additional paid-in capital                                 916,000
  Retained earnings                                        5,300,000
                                                          ----------

Total shareholders' equity                                 8,308,000
                                                          ----------

Total liabilities and shareholders' equity               $ 9,058,000
                                                          ==========


See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

For the three months ended March 31,                  2005           2004
                                                  ----------     ----------
  Equity in net income(loss) of Justice
   Investors                                      $ (425,000)    $  176,000

  General and administrative expenses               (104,000)      (121,000)
                                                  ----------     ----------
                                                    (529,000)        55,000
Non-operating income (expenses):
  Net gains(losses) on marketable securities      (2,297,000)       711,000
  Dividend and interest income                        40,000         59,000
  Margin interest and trading expenses              (115,000)      (202,000)
  Other income, net                                   18,000          7,000
                                                  ----------     ----------
                                                  (2,354,000)       575,000
                                                  ----------     ----------
Income(loss) before income taxes                  (2,883,000)       630,000

Provision for income benefit(tax expense)          1,153,000       (252,000)
                                                  ----------     ----------
Net income(loss)                                 $(1,730,000)   $   378,000
                                                  ==========     ==========

Basic income(loss) per share                     $     (2.36)   $      0.51
                                                  ==========     ==========

Weighted average number of
  shares outstanding                                 734,183        734,183
                                                  ==========     ==========


See accompanying notes to financial statements.

                           PORTSMOUTH SQUARE, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

For the nine months ended March 31,                   2005           2004
                                                  ----------     ----------
  Equity in net income(loss) of Justice
   Investors                                      $ (601,000)    $  744,000

  General and administrative expenses               (344,000)      (344,000)
                                                  ----------     ----------
                                                    (945,000)       400,000
Non-operating income (expenses):
  Net gains(losses) on marketable securities      (2,106,000)     2,372,000
  Impairment loss on other investments               (42,000)             -
  Dividend and interest income                       176,000        166,000
  Margin interest and trading expenses              (240,000)      (521,000)
  Other income, net                                  112,000         20,000
                                                  ----------     ----------
                                                  (2,100,000)     2,037,000
                                                  ----------     ----------
Income(loss) before income taxes                  (3,045,000)     2,437,000

Provision for income tax benefit(expense)          1,218,000       (975,000)
                                                  ----------     ----------
Net income(loss)                                 $(1,827,000)   $ 1,462,000
                                                  ==========     ==========

Basic income(loss) per share                     $     (2.49)   $      1.99
                                                  ==========     ==========

Weighted average number of
  shares outstanding                                 734,183        734,183
                                                  ==========     ==========


See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

For the nine months ended March 31,                  2005           2004
                                                  ----------     ----------
Cash flows from operating activities:
  Net income(loss)                               $(1,827,000) $   1,462,000
  Adjustments to reconcile net income(loss)
   to net cash provided by(used in)
    operating activities:
    Equity in net (income) loss of
     Justice Investors                               601,000       (744,000)
    Net unrealized losses on marketable
     securities                                    2,185,000         83,000
    Impairment loss on other investments              42,000              -
    Changes in assets and liabilities:
      Investment in marketable securities         11,440,000     (2,024,000)
      Other assets                                    39,000        618,000
      Accounts payable and other liabilities      (1,384,000)      (321,000)
      Due to securities broker                    (6,750,000)     1,193,000
      Obligations for securities sold             (4,296,000)      (501,000)
                                                  ----------     ----------
  Net cash provided by (used in)
   operating activities                               50,000       (234,000)
                                                  ----------     ----------
Cash flows from investing activities:
  Cash distributions from Justice Investors                -        874,000
                                                  ----------     ----------
  Net cash provided by investing activities                -        874,000
                                                  ----------     ----------

Cash flows from financing activities:
  Dividends paid                                           -       (550,000)
                                                  ----------     ----------
  Net cash used in financing activities                    -       (550,000)
                                                  ----------     ----------
Net increase in cash and cash equivalents             50,000         90,000

Cash and cash equivalents at the beginning
  of the period                                      112,000        123,000
                                                  ----------     ----------
Cash and cash equivalents at the end of the
 period                                          $   162,000    $   213,000
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

Portsmouth is a 68.8%-owned subsidiary of Santa Fe Financial Corporation ("Santa Fe"), which is also a public company. Santa Fe is a 72.6%-owned subsidiary of the InterGroup Corporation, a public company.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the year ended June 30, 2004.

The results of operations for the three and nine months ended March 31, 2005 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2005.


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

On December 10, 2004, Justice entered into a Franchise License Agreement for the right to operate the Hotel property as a Hilton brand hotel. Prior to operating the hotel as a Hilton, the Partnership is required to make substantial renovations to the hotel to meet Hilton standards in accordance with a product improvement plan agreed upon by Hilton and the Partnership, as well as complying with other brand standards. The Partnership currently estimates that the cost of the renovations will range from approximately $27 million to $28 million with an additional $3 million required for construction interest and estimated carrying costs of operations during the transition period. The Agreement requires that those renovations be complete and the Hotel commence operations as a Hilton hotel no later than June 1, 2006. The term of the Agreement is for a period of 15 years commencing on the opening date, with an option to extend the license term for another five years, subject to certain conditions.

On March 15, 2005, the Partnership announced its decision to close down its Hotel operations on or about June 1, 2005 to complete renovations of the Hotel as required by the Hilton Agreement. It is anticipated that the Hotel will be closed for a period of six to eight months before a contemplated reopening in the early part of 2006 as the "Hilton San Francisco Financial District". The below ground parking garage and Tru Spa located on the lobby level of the Hotel, both of which are lessees of the Partnership, will remain open during the renovation work.

Condensed financial statements for Justice Investors are as follows:

                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET
                              (Unaudited)

As of March 31,                                                2005
                                                            ----------
Assets
Cash                                                       $ 1,536,000
Other current assets                                         1,109,000
Property, plant and equipment, net of
  accumulated depreciation of $13,638,000                    7,091,000
Construction in progress                                     4,023,000
Land                                                         1,124,000
                                                            ----------
    Total assets                                           $14,883,000
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $ 3,087,000
Long-term debt                                               4,850,000
Other long-term liabilities                                     35,000
Partners' capital                                            6,911,000
                                                            ----------
    Total liabilities and partners' capital                $14,883,000
                                                            ==========


                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

For the three months ended March 31,            2005            2004
                                            ----------      ----------
Hotel revenue                              $ 2,903,000     $         -
Hotel rent                                           -         625,000
Garage rent                                    245,000         296,000
Other income                                    60,000          42,000
Operating expenses                          (4,067,000)       (615,000)
                                            ----------      ----------
Net income(loss)                           $  (859,000)    $   348,000
                                            ==========      ==========


For the nine months ended March 31,             2005            2004
                                            ----------      ----------
Hotel revenue                              $10,709,000     $         -
Hotel rent                                           -       1,875,000
Garage rent                                    794,000         970,000
Other income                                   189,000         435,000
Operating expenses                         (12,916,000)     (1,801,000)
                                            ----------      ----------
Net income(loss)                           $(1,224,000)    $ 1,479,000
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

At March 31, 2005, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included earnings. Trading securities are summarized as follows:

       >

As of March 31, 2005:
                              Gross            Gross             Net            Market
Investment     Cost       Unrealized Gain  Unrealized Loss  Unrealized Gain     Value
----------  -----------   ---------------  ---------------  ---------------  ------------
Corporate
Equities    $4,400,000      $1,457,000      ($  383,000)       $1,074,000     $5,474,000


Of the gross unrealized loss of $383,000, $199,000 of the loss is related to securities held for over one year.

As part of the investment strategies, the Company may assume short positions against its long positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities and/or to provide additional return opportunities. The Company has no naked short positions. As of March 31, 2005, the Company had obligations for securities sold (equities short) of $602,000.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net unrealized gains or losses included in earnings.

Included in the net losses on marketable securities of $2,297,000 for the three months ended March 31, 2005 are net unrealized losses of $2,972,000 and net realized gains of $675,000. Included in the net gains on marketable securities of $711,000 for the three months ended March 31, 2004 are net unrealized losses of $1,043,000 and net realized gains of $1,754,000.

Included in the net losses on marketable securities of $2,106,000 for the nine months ended March 31, 2005 are net unrealized losses of $2,185,000 and net realized gains of $79,000. Included in the net gains on marketable securities of $2,372,000 for the nine months ended March 31, 2004 are net unrealized losses of $83,000 and net realized gains of $2,455,000.

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

Information below represents reporting segments for the three and nine months ended March 31, 2005 and 2004. Operating income from Justice Investors consists of the operations of the hotel and garage, which are included in the equity in net income of Justice Investors. Operating income (loss) for investment transactions consist of net investment gains (losses) and dividend and interest income.

Three months ended             Justice    Investment
March 31, 2005                Investors  Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating loss              $  (425,000)  $(2,257,000)            -  $  (2,682,000)
Operating expenses                    -      (115,000)            -       (115,000)
                            -----------   -----------   -----------   ------------
Net operating loss             (425,000)   (2,372,000)            -     (2,797,000)

General and admin. exp.               -             -      (104,000)      (104,000)
Other income                          -             -        18,000         18,000
Income tax benefit                    -             -     1,153,000      1,153,000
                            -----------   -----------   -----------   ------------
Net income (loss)           $  (425,000)  $(2,372,000)  $ 1,067,000  $  (1,730,000)
                            ===========   ===========   ===========   ============
Total Assets                $ 2,952,000   $ 5,785,000   $   321,000   $  9,058,000
                            ===========   ===========   ===========   ============

Three months ended             Justice    Investment
March 31, 2004                Investors  Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating income            $   176,000   $   769,000             -  $     945,000
Operating expenses                    -      (201,000)            -       (201,000)
                            -----------   -----------   -----------   ------------
Net operating income            176,000       568,000             -        744,000

General and admin. exp.               -             -      (121,000)      (121,000)
Other income                          -             -         7,000          7,000
Income tax expense                    -             -      (252,000)      (252,000)
                            -----------   -----------   -----------   ------------
Net income (loss)           $   176,000   $   568,000   $  (366,000)  $    378,000
                            ===========   ===========   ===========   ============
Total Assets                $   950,000   $17,084,000   $   404,000   $ 18,438,000
                            ===========   ===========   ===========   ============



Nine months ended             Justice    Investment
March 31, 2005               Investors  Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating income            $  (601,000)  $(1,972,000)  $         -  $  (2,573,000)
Operating expenses                    -      (240,000)            -       (240,000)
                            -----------   -----------   -----------   ------------
Net operating loss             (601,000)   (2,212,000)            -     (2,813,000)

General and admin. exp.               -             -      (344,000)      (344,000)
Other income                          -             -       112,000        112,000
Income tax benefit                    -             -     1,218,000      1,218,000
                            -----------   -----------   -----------   ------------
Net income (loss)           $  (601,000)  $(2,212,000)  $   986,000   $ (1,827,000)
                            ===========   ===========   ===========   ============
 Total Assets               $ 2,952,000   $ 5,785,000   $   321,000   $  9,058,000
                            ===========   ===========   ===========   ============

Nine months ended             Justice     Investment
March 31, 2004               Investors   Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating income            $   745,000   $ 2,538,000  $          -  $   3,283,000
Operating expenses                    -      (522,000)            -       (522,000)
                            -----------   -----------   -----------   ------------
Net operating income            745,000     2,016,000             -      2,761,000

General and admin. exp.               -             -      (344,000)      (344,000)
Other income                          -             -        20,000         20,000
Income tax expense                    -             -      (975,000)      (975,000)
                            -----------   -----------   -----------   ------------
Net income(loss)            $   745,000   $ 2,016,000   $(1,299,000)  $  1,462,000
                            ===========   ===========   ===========   ============
Total Assets                $   950,000   $17,084,000   $   404,000   $ 18,438,000
                            ===========   ===========   ===========   ============

5.  Related Party Transactions
    --------------------------

Certain shared costs and expenses, primarily administrative salaries, rent and insurance are allocated among the Company, the Company's parent, Santa Fe Financial Corporation ("Santa Fe"), and The InterGroup Corporation ("InterGroup"), parent of Santa Fe, based on management's estimate of the pro rata utilization of resources. For the three and nine months ended March 31, 2005 and 2004, these expenses were approximately $21,000 and $63,000, respectively, for each period. Four of the Company's Directors serve as directors of InterGroup and three of the Company's Directors serve on the Board of Santa Fe.

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

On December 10, 2004, Justice entered into a Franchise License Agreement for the right to operate the Hotel property as a Hilton brand hotel. Prior to operating the hotel as a Hilton, the Partnership is required to make substantial renovations to the hotel to meet Hilton standards in accordance with a product improvement plan agreed upon by Hilton and the Partnership, as well as complying with other brand standards. The Partnership currently estimates that the cost of the renovations will range from approximately $27 million to $28 million. The Agreement requires that those renovations be complete and the Hotel commence operations as a Hilton hotel no later than June 1, 2006. The term of the Agreement is for a period of 15 years commencing on the opening date, with an option to extend the license term for another five years, subject to certain conditions.

RECENT DEVELOPMENTS

On March 15, 2005, the Partnership announced its decision to close down its Hotel operations on or about June 1, 2005 to complete renovations of the Hotel as required by the Hilton Agreement. The Partnership made this decision based on a consideration of relative benefits and detriments of closing the Hotel during the renovation period. Among the many factors considered were the increased costs of construction while maintaining operations, the scope and timing of the work in the common areas and issues involved in attempting to maintain guest services during the renovations, engineering factors and potential environmental, health and safety issues which made it preferable to temporarily close the Hotel portion of the property. It is anticipated that the Hotel will be closed for a period of six to eight months before a contemplated reopening in the early part of 2006 as the "Hilton San Francisco Financial District". The below ground parking garage and Tru Spa located on the lobby level of the Hotel, both of which are lessees of the Partnership, will remain open during the renovation work.

On March 15, 2005, the Partnership also entered into an amended lease with the Chinese Culture Foundation of San Francisco (the "Foundation") for the third floor space of the Hotel commonly known as the Chinese Cultural Center. The amended lease requires the Partnership to pay to the Foundation a monthly event space fee in the amount of $4,600, adjusted annually based on the local Consumer Price Index. The term of the amended lease remains the same as the current lease, expiring on October 17, 2023, with an automatic extension for another 10 year term if the property continues to be operated as a hotel.

As discussed more fully in the "Financial Condition and Liquidity" section herein, the Partnership will be expending significant amounts of money to renovate and reposition the Hotel as Hilton. During that transition period, income from the Hotel will be limited and the Partnership is expected incur losses during that time. To meet its substantial financial commitments, the Partnership will have to rely on additional borrowings to meet its obligations. The Partnership currently estimates that the actual cost of the renovations will be approximately $27 million to $28 million with an additional $3 million required for construction interest and estimated carrying costs of operations. While the Partnership believes that the value of the Hotel property will be adequate to serve as collateral to secure the necessary financing, the Partnership does not anticipate paying any partnership distributions until some time after operations commence under the Hilton brand and net income and capital requirements warrant such distributions. As a result, the Company may have to depend more on the revenues generated from the investment of its cash and securities assets during that transition period.


Three Months Ended March 31, 2005 Compared to Three Months
Ended March 31, 2004

The Company had a net loss of $1,730,000 for the three months ended March 31, 2005 compared to net income of $378,000 for the three months ended March 31, 2004. As discussed below, the change was primarily due to the significant net losses on the Company's marketable securities portfolio and change in the equity in net income(loss) of Justice Investors from income to a loss, partially offset the decrease in the margin interest and trading expenses.

The equity in net income(loss) of Justice Investors changed to a loss of $509,000 from income of $113,000. Effective July 1, 2004, Justice became the owner-operator of the Hotel rather than a lessor. Thus, the Partnership net income for the three months ended March 31, 2005 includes the direct operating results of the Hotel, whereas in the prior year Justice received rental income from Felcor pursuant to a lease. The net operating loss from the Hotel for the three months ended March 31, 2005 was approximately $744,000 while the Partnership received approximately $625,000 in rent from the Hotel lease for the three months ended March 31, 2004. The overall decrease in Partnership net income was primarily attributable to the net operating loss from the Hotel, a decrease in garage rent to $245,000 from 296,000 and increased costs in the current quarter related to professional fees and other costs for the repositioning of the Hotel

Average daily room rates for the Hotel decreased to approximately $85 for the three months ended March 31, 2005, compared to approximately $91 for the three months ended March 31, 2004, while average occupancy rates remained relatively flat at approximately 60%. Those results primarily reflect the inability of the Hotel to currently meet its competition. The Hotel is facing more competition from new properties and from higher end properties that provide greater amenities to its guests, especially for the business traveler. The Partnership is committed to making the Hotel competitive in its market by undertaking a significant renovation of the property and entering into a new Franchise License Agreement to operate the Hotel as a Hilton Brand hotel after the renovation is complete. In addition, the hotel business in the San Francisco Bay Area has lagged behind the recovery seen in other major cities in the United States due to the continued weakness in the local economy and a decline in international travel.

Net gains(losses) on marketable securities changed to net losses of $2,297,000 for the three months ended March 31, 2005 from net gains of $711,000 for the three months ended March 31, 2004. A significant portion of the losses in the current quarter was attributable to holdings in a company in the Pharmaceutical and Medical industry group whose stock significantly declined after one of its major drugs was unexpectedly pulled from the market. For the three months ended March 31, 2005, the Company had net unrealized losses of $2,972,000 and net realized gains of $675,000. For the three months ended March 31, 2004, the Company had net unrealized losses of $1,043,000 and net realized gains of $1,754,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Dividend and interest income decreased to $40,000 from $59,000 as a result of the reduction in the investment in dividend yielding securities.

Margin interest and trading expenses decreased to $115,000 from $202,000 primarily due to a $122,000 performance-based compensation earned by the Company's CEO for his management of the Company's investment portfolio for the three months ended March 31, 2004. There was no such bonus earned by the Company's CEO for the three months ended March 31, 2005. The decrease was partially offset by the increase in margin interest expense to $72,000 from $58,000.

The provision for income benefit(tax expense) changed to a tax benefit of $1,153,000 for the three months ended March 31, 2005 from a tax expense of $252,000 for the three months ended March 31, 2004 due to the significant losses incurred during the current quarter.


Nine Months Ended March 31, 2005 Compared to Nine Months
Ended March 31, 2004

The Company had a net loss of $1,827,000 for the nine months ended March 31, 2005 compared to net income of $1,462,000 for the nine months ended March 31, 2004. As discussed below, the change was primarily due to the significant net losses on the Company's marketable securities portfolio and change in the equity in net income(loss) of Justice Investors from income to a loss, partially offset the decrease in the margin interest and trading expenses and the increase in other income.

The equity in net income(loss) of Justice Investors changed to a loss of $601,000 from income of $744,000. Effective July 1, 2004, Justice became the owner-operator of the Hotel rather than a lessor. Thus, the Partnership net income for the first nine months of fiscal 2005 includes the direct operating results of the Hotel, whereas in the prior year Justice received rental income from Felcor pursuant to a lease. The net operating loss from the Hotel for the nine months ended March 31, 2005 was approximately $929,000, while the Partnership received approximately $1,875,000 in rent from the Hotel lease for the nine months ended March 31, 2004. The overall decrease in Partnership net income was primarily attributable to the net operating loss from the Hotel, a decrease in garage rent to $794,000 from $970,000 and increased costs in related to professional fees and other costs for the repositioning of the Hotel.

Average daily room rates for the Hotel increased to approximately $89 for the nine months ended March 31, 2005, compared to approximately $91 for the nine months ended March 31, 2004, while average monthly occupancy rates decreased to approximately 64.6% compared to approximately 68% in the prior year. Those results primarily reflect the inability of the Hotel to currently meet its competition. The Hotel is facing more competition from new properties and from higher end properties that provide greater amenities to its guests, especially for the business traveler. The Partnership is committed to making the Hotel competitive in its market by undertaking a significant renovation of the property and by entering into a new Franchise License Agreement to operate the Hotel as a Hilton Brand hotel after the renovation is complete. In addition, the hotel business in the San Francisco Bay Area has lagged behind the recovery seen in other major cities in the United States due to the continued weakness in the local economy and a decline in international travel.

Net gains(losses) on marketable securities changed to net losses of $2,106,000 for the nine months ended March 31, 2005 compared to net gains of $2,372,000 for the nine months ended March 31, 2004. A significant portion of the losses was attributable to holdings in a company in the Pharmaceutical and Medical industry group whose stock significantly declined after one of its major drugs was unexpectedly pulled from the market. For the nine months ended March 31, 2005, the Company had net unrealized losses of $2,185,000 and net realized gains of $79,000. For the nine months ended March 31, 2004, the Company had net unrealized losses of $83,000 and net realized gains of $2,455,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

During the nine months ended March 31, 2005, the Company recorded an impairment loss of $42,000 related to a private placement investment.

Margin interest and trading expenses decreased to $240,000 from $521,000 primarily due to the decrease in the performance-based compensation earned by the Company's CEO for his management of the Company's investment portfolio to $4,000 for the nine months ended March 31, 2005 from $303,000 for the nine months ended March 31, 2004.

Other income increased to $112,000 from $20,000 primarily due to the receipt of $69,000 in additional fees from Justice Investors for management's work in the positioning of the hotel.

The provision for income tax benefit (expense) changed to a tax benefit of $1,218,000 for the nine months ended March 31, 2005 from a tax expense of $975,000 for the nine months ended March 31, 2004 due to the significant losses incurred during the nine months ended March 31, 2005.


MARKETABLE SECURITIES

As of March 31, 2005, the Company had investments in marketable equity securities of $5,474,000. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of March 31, 2005.

                                                              % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Real estate invest trusts(REITs)     $1,597,000               29.2%
   Insurance, banks and brokers          1,374,000               25.1%
   Electric, pipelines, oil and gas        896,000               16.4%
   Telecommunications and media            705,000               12.9%
   Apparel, food and consumer goods        535,000                9.8%
   Pharmaceuticals and medical             286,000                5.2%
   Other                                    81,000                1.4%
                                        ----------              ------
                                       $ 5,474,000              100.0%
                                        ==========              ======

The Company's investment portfolio is diversified with 24 different equity positions. The portfolio contains seven individual equity securities that are more than 5% of the equity value of the portfolio with the largest security being 18% of the value of the portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. As of March 31, 2005, the Company had approximately 29.2% of its marketable securities portfolio invested in the real estate investment trusts. While such concentration could be considered a risk factor, that industry grouping includes REITs that operate in different sectors of real estate industry, which the Company believes is consistent with its diversification policies. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

FINANCIAL CONDITION AND LIQUIDITY

Historically, the Company's cash flows were primarily generated through its general and limited partnership interest in the Justice Investors limited partnership, which derived its income from its lease with Felcor and a lease with Evon. The Company also received monthly limited partnership distributions from Justice Investors as well as monthly management fees as a general partner. The Company also receives revenues generated from the investment of its cash and securities assets. As discussed below, since the Partnership will be expending significant amounts of money to renovate and reposition the Hotel as a Hilton, it will not be paying any monthly limited partnership distributions until some time after operations commence under the Hilton brand. As a result, the Company may have to depend more on the revenues generated from the investment of its cash and securities assets during that transition period.

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

Prior to operating the hotel as a Hilton, the Partnership is required to make substantial renovations to the hotel to meet Hilton standards in accordance with a product improvement plan agreed upon by Hilton and the Partnership, as well as complying with other brand standards. The Partnership currently estimates that the cost of the renovations will be approximately $27 to $28 million. The Agreement requires that those renovations be complete and the Hotel commence operations as a Hilton hotel no later than June 1, 2006. The term of the Agreement is for a period of 15 years commencing on the opening date, with an option to extend the license term for another five years, subject to certain conditions.

As discussed above, the Partnership has decided to close down its Hotel operations on or about June 1, 2005 to complete the renovations of the Hotel as required by the Hilton Agreement. It is anticipated that the Hotel will be closed for a period of six to eight months before a contemplated reopening as the "Hilton San Francisco Financial District" in the early part of 2006. The below ground parking garage and Tru Spa located on the lobby level of the Hotel, both of which are lessees of the Partnership, will remain open during the renovation work. During that transition period, income from the Hotel will be limited to rental income and the Partnership is expected incur losses during that time. In addition, the Hotel is currently negotiating severance benefits with its union employees related to the suspension of Hotel operations.

Upon the reopening of the Hotel, the Partnership's income from operations could also be adversely impacted because of a potential labor disruption. Following the expiration on August 14, 2004 of the city-wide collective bargaining agreement with Local 2 of the Hotel Employees and Restaurant Employees Union, Local 2 has voted to authorize a strike against a group of some of the larger hotels in San Francisco and negotiations continue with those hotels during a "cooling-off period". If a strike or other labor actions are extended to the Hotel, its operations and renovation schedule could be disrupted. While it is expected that Partnership's hotel management company, Dow, will negotiate with the union to resolve any employee issues regarding the temporary shut down of Hotel and will implement contingency plans to minimize the impact on operations and the renovations should any union action be taken against the Hotel, no prediction can be made as to the impact of such an action on the operations of the Hotel and the financial results of the Partnership.

To meet its substantial financial commitments, the Partnership will have to rely on additional borrowings to meet its obligations. The Partnership currently estimates that the actual cost of the renovations will be approximately $27 million to $28 million with an additional $3 million required for construction interest and estimated carrying costs of operations. The Partnership believes that the value of the Hotel property will be adequate to serve as collateral to secure the necessary financing. That amount of leverage and the associated debt service will create additional risk for the Partnership and its ability to generate cash flows in the future since the Hotel asset has been virtually debt free for many years.

Due to the losses from the operations of the Hotel expected during the transition period, and the substantial financial commitments the Partnership will have to make for the renovations, Justice discontinued Partnership distributions effective April 2004. As a result, the Company received no Partnership distributions for the nine months ended March 31, 2005, while during the nine months ended March 31, 2004, the Company received Partnership distributions of $874,000. Justice does not anticipate paying any further Partnership distributions until some time after operations commence under the Hilton brand and net income and capital requirements warrant such distributions.

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

During January 2004, the Partnership refinanced its existing line of credit by obtaining a new facility that provides for a line of credit of up to $7,500,000. The facility is collateralized by a first deed of trust on the Partnership property and matures on February 1, 2006. Interest only is payable monthly at an annual rate equal to the 30-Day LIBOR rate plus 2%. There are no prepayment penalties. As of March 31, 2005, the outstanding principal balance on the Partnership's line of credit was $4,850,000.

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

                              PART II.
                          OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Shareholders.

The Annual Meeting of the Shareholders of the Company was held on February 24, 2005 at the Luxe Summit Hotel Bel-Air, 11461 Sunset Blvd., Los Angeles, California 90049. At that meeting, all of management's nominees: John V. Winfield, Jerold R. Babin, Josef A. Grunwald, John C. Love and William J. Nance, were elected as Directors of the Company to serve until the next Annual Meeting, with each nominee receiving in excess of 97% of the shares voted. At that Meeting, the shareholders also voted in favor of the ratification of the Audit Committee's selection of PricewaterhouseCoopers LLP as the independent auditors of the Company for the fiscal year ending June 30, 2005. A tabulation of the vote follows:

Proposal (1) - Directors:                Votes For       Withheld
                                         ---------       --------
   John V. Winfield                        652,671         5,605
   Jerold R. Babin                         644,412        13,864
   Josef A. Grunwald                       652,671         5,605
   John C. Love                            652,671         5,605
   William J. Nance                        652,185         5,605

Proposal (2) - Accountants:               Votes For      Against    Abstained
                                          ---------      -------    ---------
   PricewaterhouseCoopers LLP              657,185         415         677


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

    31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

    31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

    32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

    32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b) Registrant filed the following report on Form 8-K during the quarter covered by this Report:

  Date of Report      Item Number                 Events Reported
-----------------     ------------      ---------------------------------------
  March 15, 2006      Item 8.01         Justice Investors decision to close
                      Other Events      Hotel for renovations and amendment to
                                        lease of Chinese Cultural Center.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               PORTSMOUTH SQUARE, INC.
                                                     (Registrant)


Date: May 12, 2005                         by /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: May 12, 2005                         by /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala,
                                              Vice President and Secretary


Date: May 12, 2005                         by /s/ David T. Nguyen
                                              --------------------------
                                              David T. Nguyen, Treasurer
                                             (Principal Accounting Officer)