Form 10QSB
period 2005-09-30
PORTSMOUTH SQUARE INC
filed 2005-11-10
CIK 79661

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                               FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 2005

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

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 734,183 shares of issuer's No Par Value Common Stock were outstanding as of November 9, 2005.

   Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                     INDEX

                             PORTSMOUTH SQUARE, INC.


PART I. FINANCIAL INFORMATION                                         PAGE
                                                                      ----
Item 1. Financial Statements

 Balance Sheet - September 30, 2005 (Unaudited)                         3

 Statements of Operations (Unaudited)- Three Months ended               4
    September 30, 2005 and September 30, 2004

  Statements of Cash Flows (Unaudited)- Three Months ended
    September 30, 2005 and September 30, 2004                           5

  Notes to Financial Statements                                         6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            11

Item 3. Controls and Procedures                                        19


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                               19

SIGNATURES                                                             20

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             PORTSMOUTH SQUARE, INC.
                                 BALANCE SHEET
                                  (Unaudited)

As of September 30,                                           2005
                                                          ----------

Assets

  Cash and cash equivalents                             $     76,000
  Investment in marketable securities                      9,353,000
  Other investments                                        1,170,000
  Investment in Justice Investors                            738,000
  Other assets                                               944,000
                                                          ----------
Total assets                                            $ 12,281,000
                                                          ==========

Liabilities and Shareholders' Equity

Liabilities
  Due to securities broker                                 3,813,000
  Obligations for securities sold                          1,342,000
  Accounts payable and other liabilities                     161,000
  Deferred income taxes                                      446,000
                                                          ----------
Total liabilities                                          5,762,000
                                                          ----------
Commitments and contingencies

Shareholders' equity:
  Common stock, no par value:
    Authorized shares - 750,000
    Issued and outstanding shares - 734,183                2,092,000
  Additional paid-in capital                                 916,000
  Retained earnings                                        3,511,000
                                                          ----------

Total shareholders' equity                                 6,519,000
                                                          ----------

Total liabilities and shareholders' equity              $ 12,281,000
                                                          ==========


See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

For the three months September 30,                   2005           2004
                                                  ----------     ----------
  Equity in net income(loss) of Justice
   Investors                                     $  (724,000)    $  137,000

  General and administrative expenses               (110,000)      (125,000)
                                                  ----------     ----------
                                                    (834,000)        12,000
Non-operating income (expenses):
  Net losses on marketable securities               (198,000)    (1,692,000)
  Dividend and interest income                        96,000         69,000
  Margin interest and trading expenses               (83,000)       (57,000)
  Other income, net                                   13,000         86,000
                                                  ----------     ----------
                                                    (172,000)    (1,594,000)
                                                  ----------     ----------
Loss before income taxes                          (1,006,000)    (1,582,000)

Provision for income tax benefit                     395,000        633,000
                                                  ----------     ----------
Net loss                                        $   (611,000)   $  (949,000)
                                                  ==========     ==========

Basic loss per share                            $      (0.83)   $     (1.29)
                                                  ==========     ==========

Weighted average number of
  shares outstanding                                 734,183        734,183
                                                  ==========     ==========


See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

For the three months ended September 30,             2005           2004
                                                  ----------     ----------
Cash flows from operating activities:
  Net loss                                       $  (611,000) $    (949,000)
  Adjustments to reconcile net loss
   to net cash provided by operating activities:
    Equity in net loss(income) of
     Justice Investors                               724,000       (137,000)
    Net unrealized losses on marketable
     securities                                      204,000      1,345,000
    Changes in assets and liabilities:
      Investment in marketable securities         (1,837,000)     4,611,000
      Deferred income taxes and other assets        (386,000)        82,000
      Accounts payable and other liabilities          92,000       (620,000)
      Due to securities broker                     1,763,000     (2,441,000)
      Obligations for securities sold                107,000     (1,594,000)
                                                  ----------     ----------
  Net cash provided by operating activities           56,000        297,000
                                                  ----------     ----------
Cash flows from investing activities:
  Cash distributions from Justice Investors                -              -
                                                  ----------     ----------
  Net cash provided by investing activities                -              -
                                                  ----------     ----------

Cash flows from financing activities:
  Dividends paid                                           -              -
                                                  ----------     ----------
  Net cash provided from financing activities              -              -
                                                  ----------     ----------
Net increase in cash and cash equivalents             56,000        297,000

Cash and cash equivalents at the beginning
  of the period                                       20,000        112,000
                                                  ----------     ----------
Cash and cash equivalents at the end of the
 period                                          $    76,000    $   213,000
                                                  ==========     ==========


See accompanying notes to financial statements.

                      PORTSMOUTH SQUARE, INC.

                   NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation and Significant Accounting Policies
    ---------------------------------------------------------

The financial statements included herein have been prepared by Portsmouth Square, Inc. ("Portsmouth" or the "Company"), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flow and results of operations as of and for the periods indicated.

Portsmouth is a 68.8%-owned subsidiary of Santa Fe Financial Corporation ("Santa Fe"), which is also a public company. Santa Fe is a 72.9%-owned subsidiary of the InterGroup Corporation, a public company.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the year ended June 30, 2005.

The results of operations for the three months ended September 30, 2005 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2006.


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

On December 10, 2004, Justice entered into a Franchise License Agreement for the right to operate the Hotel property as a Hilton brand hotel. Prior to operating the hotel as a Hilton, the Partnership is required to make substantial renovations to the hotel to meet Hilton standards in accordance with a product improvement plan agreed upon by Hilton and the Partnership, as well as complying with other brand standards. The Partnership currently estimates that the cost of the renovation project will be approximately $34 million. That amount includes approximately $29 million for the actual cost of the renovations and approximately $5 million for construction interest and estimated carrying costs of operations during the renovation period. As of September 30, 2005, the Partnership has incurred approximately $15,093,000 in construction costs related to the renovation. Of that amount, $132,000 is related to capitalized interest. Additionally, the Partnership incurred approximately $3,593,000 in carrying costs related to operations.

The Agreement requires that those renovations be complete and the Hotel commence operations as a Hilton hotel no later than June 1, 2006. Hilton is presently accepting reservations for Hotel guest arrivals on January 29, 2006 and beyond. The Partnership believes that the renovations will be complete and the Hotel opened by that date. The term of the Agreement is for a period of 15 years commencing on the opening date, with an option to extend the license term for another five years, subject to certain conditions.

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

Condensed financial statements for Justice Investors are as follows:


                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET
                              (Unaudited)

As of September 30,                                            2005
                                                            ----------
Assets
Cash                                                      $ 13,382,000
Other current assets                                         1,416,000
Property, plant and equipment, net of
  accumulated depreciation of $13,538,000                    4,870,000
Construction in progress                                    15,093,000
Land                                                         1,124,000
                                                            ----------
    Total assets                                          $ 35,885,000
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                 $  2,471,000
Long-term debt                                              30,965,000
Partners' capital                                            2,449,000
                                                            ----------
    Total liabilities and partners' capital               $ 35,885,000
                                                            ==========


                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30,       2005            2004
                                            ----------      ----------
Hotel revenue                            $           -     $ 4,354,000
Hotel rent                                           -          45,000
Garage rent                                    157,000         306,000
Other income                                    23,000          14,000
Operating expenses                          (1,640,000)     (4,443,000)
                                            ----------      ----------
Net income (loss)                         $ (1,460,000)    $   276,000
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

At September 30, 2005, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:


As of September 30, 2005:
                              Gross            Gross             Net            Market
Investment     Cost       Unrealized Gain  Unrealized Loss  Unrealized Gain     Value
----------  -----------   ---------------  ---------------  ---------------  ------------
Corporate
Equities    $8,507,000      $1,780,000      ($  934,000)      $ 846,000      $ 9,353,000

As of September 30, 2005, the Company did not have any unrealized losses related to securities held for over one year.

As part of the investment strategies, the Company may assume short positions against its long positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities and/or to provide additional return opportunities. The Company has no naked short positions. As of September 30, 2005, the Company had obligations for securities sold (equities short) of $1,342,000.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net unrealized gains or losses included in earnings.

Included in the net losses on marketable securities of $198,000 for the three months ended September 30, 2005 are net unrealized losses of $204,000 and net realized gains of $6,000. Included in the net losses on marketable securities of $1,692,000 for the three months ended September 30, 2004 are net unrealized losses of $1,345,000 and net realized losses of $347,000.

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

Information below represents reporting segments for the three months ended September 30, 2005 and 2004. Operating income from Justice Investors consists of the operations of the hotel and garage, which are included in the equity in net income of Justice Investors. Operating income (loss) for investment transactions consist of net investment gains (losses) and dividend and interest income.


Three months ended             Justice    Investment
September 30, 2005            Investors  Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating loss              $  (724,000)  $  (102,000)  $         -  $    (826,000)
Operating expenses                    -       (83,000)            -        (83,000)
                            -----------   -----------   -----------   ------------
Net operating loss             (724,000)     (185,000)            -       (909,000)

General and admin. exp.               -             -      (110,000)      (110,000)
Other income                          -             -        13,000         13,000
Income tax benefit                    -             -       395,000        395,000
                            -----------   -----------   -----------   ------------
Net income (loss)           $  (724,000)  $  (185,000)  $   298,000  $    (611,000)
                            ===========   ===========   ===========   ============
Total Assets                $   738,000   $10,523,000   $ 1,020,000  $  12,281,000
                            ===========   ===========   ===========   ============

Three months ended             Justice    Investment
September 30, 2004            Investors  Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating income            $   137,000   $(1,623,000)  $         -  $  (1,486,000)
Operating expenses                    -       (57,000)            -        (57,000)
                            -----------   -----------   -----------   ------------
Net operating income(loss)      137,000    (1,680,000)            -     (1,543,000)
General and admin. exp.               -             -      (125,000)      (125,000)
Other income                          -             -        86,000         86,000
Income tax benefit                    -             -       633,000        633,000
                            -----------   -----------   -----------   ------------
Net income (loss)           $   137,000   $(1,680,000)  $   594,000  $    (949,000)
                            ===========   ===========   ===========   ============
Total Assets                $ 3,691,000   $13,495,000   $   525,000  $  17,711,000
                            ===========   ===========   ===========   ============

5.  Related Party Transactions
    --------------------------

Certain shared costs and expenses, primarily administrative salaries, rent and insurance are allocated among the Company, the Company's parent, Santa Fe Financial Corporation ("Santa Fe"), and The InterGroup Corporation ("InterGroup"), parent of Santa Fe, based on management's estimate of the pro rata utilization of resources. For the three months ended September 30, 2005 and 2004, these expenses were approximately $20,000 and $21,000, respectively. Four of the Company's Directors serve as directors of InterGroup and three of the Company's Directors serve on the Board of Santa Fe.

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


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, such as the impact of terrorism and war on the national and international economies, including tourism and securities markets, general economic conditions and increased competition in the hotel industry in the San Francisco area, labor relations and labor disruptions, partnership distributions, the ability of the Partnership to obtain hotel financing for renovations at favorable interest rates and terms, securities markets and concentration of risk, litigation and other factors, including natural disasters, and those discussed below in this section and in the Company's Form 10-KSB for the fiscal year ended June 30, 2005, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

On December 10, 2004, Justice entered into a Franchise License Agreement for the right to operate the Hotel property as a Hilton brand hotel. Prior to operating the hotel as a Hilton, the Partnership is required to make substantial renovations to the hotel to meet Hilton standards in accordance with a product improvement plan agreed upon by Hilton and the Partnership, as well as complying with other brand standards. The Partnership currently estimates that the cost of the renovation project will be approximately $34 million. That amount includes approximately $29 million for the actual cost of the renovations and approximately $5 million for construction interest and estimated carrying costs of operations during the renovation period. As of September 30, 2005, the Partnership has incurred approximately $15,093,000 in construction costs related to the renovation. Of this amount, $132,000 is related to capitalized interest. Additionally, the Partnership incurred approximately $3,593,000 in carrying costs related to operations. The Agreement requires that those renovations be complete and the Hotel commence operations as a Hilton hotel no later than June 1, 2006. Hilton is presently accepting reservations for Hotel guest arrivals on January 29, 2006 and beyond. The Partnership believes that the renovations will be complete and the Hotel opened by that date. The Agreement requires that those renovations be complete and the Hotel commence operations as a Hilton hotel no later than June 1, 2006. The term of the Agreement is for a period of 15 years commencing on the opening date, with an option to extend the license term for another five years, subject to certain conditions.

Effective May 31, 2005, the Partnership elected to close down its Hotel operations to complete renovations of the Hotel as required by the Hilton Agreement. It is anticipated that the Hotel will be closed for a period of approximately seven to nine months before a contemplated reopening in the early part of 2006 as the "Hilton San Francisco Financial District". The below ground parking garage and Tru Spa located on the lobby level of the Hotel, both of which are lessees of the Partnership, have remained open during the renovation work.

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


Three Months Ended September 30, 2005 Compared to Three Months
Ended September 30, 2004

The Company had a net loss of $611,000 for the three months ended September 30, 2005 compared to a net loss of $949,000 for the three months ended September 30, 2004. As discussed below, the reduction in the net loss was primarily due to the significantly lower net losses suffered on the Company's marketable securities portfolio, partially offset the significant change in the equity in net income(loss) of Justice Investors.

The Company had a loss in equity in net income(loss) of Justice Investors of $724,000 for the three months ended September 30, 2005, compared to net income of $137,000 for the three months ended September 30, 2004. Effective, May 31, 2005, the Partnership elected to close down its Hotel operations to complete the renovations of the Hotel as required by the Hilton Franchise Agreement. Thus, Partnership net income for the three months ended September 30, 2005 did not have any operating income from the Hotel, while the three months ended September 30, 2004 included the direct operating results of the Hotel. Net operating income from the Hotel for the three months ended September 30, 2004, was approximately $305,000. The overall decrease in Partnership net income was also attributable to a decrease in garage rent to approximately $167,000 from approximately $306,000 related to the closing of the Hotel, and increased costs in the current quarter related to higher interest expenses, insurance costs, professional fees and other costs for the repositioning of the Hotel.

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

Management believes that the Hotel could not continue to be competitive under the conditions it operated under while a Holiday Inn Select brand hotel. By terminating the Hotel Lease with Felcor, and taking over the operations of the Hotel, the Partnership now has greater ability to direct the future of the Hotel. The Hotel is now approximately 25 years old, with no major renovations having been made to the property during that time. The Partnership is committed to make substantial improvements to almost every area of the Hotel before it reopens in the early part of 2006 as the Hilton San Francisco Financial District. The newly renovated Hotel will feature among other amenities: 552 remodeled guest rooms and suites; a new concierge lounge and common areas; modern and expanded meeting rooms; a new ballroom; a new restaurant and bar; a new fitness center; and the existing Tru Spa. The Partnership believes that this renovation project, coupled with the strength of the Hilton brand and reservation system, along with the hotel management expertise of Dow, will allow the Hotel to directly compete with all hotels in the Financial District.

General and administrative expenses decreased to $110,000 for three months ended September 30, 2005 from $125,000 for the three months ended September 30, 2004. This decrease is the result of management's cost cutting efforts.

Net losses on marketable securities decreased to $198,000 for the three months ended September 30, 2005 from $1,692,000 for the three months ended September 30, 2004. For the three months ended September 30, 2005, the Company had net unrealized losses of $204,000 and net realized gains of $6,000. For the three months ended September 30, 2004, the Company had net unrealized losses of $1,345,000 and net realized losses of $347,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Dividend and interest income increased to $96,000 from $69,000 as a result of the increased investment in dividend yielding securities.

Margin interest and trading expenses increased to $83,000 from $57,000 primarily due to the increase in trading related expenses. Margin interest expense was consistent with the prior comparable quarter.

Other income decreased to $13,000 from $86,000 primarily as the result of the receipt of $69,000 in additional fees from Justice Investors for management's work in the positioning of the hotel during the three months ended September 30, 2004.

The provision for income tax benefit decreased to $395,000 for the three months ended September 30, 2005 from $633,000 for the three months ended September 30, 2004 due to the lower pre-tax loss incurred during the three months ended September 30, 2005.

MARKETABLE SECURITIES

As of September 30, 2005, the Company had investments in marketable equity securities of $9,353,000. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of September 30, 2005.

                                                              % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Telecommunications and media         $2,937,000               31.4%
   Paper mills, steel mills and gold     2,564,000               27.4%
   Insurance, banks and brokers          1,418,000               15.2%
   Real estate invest trusts(REITs)      1,357,000               14.5%
   Motor vehicle parts                     421,000                4.5%
   Electric, pipelines, oil and gas        278,000                3.0%
   Consumer goods                          246,000                2.6%
   Other                                   132,000                1.4%
                                        ----------              ------
                                       $ 9,353,000              100.0%
                                        ==========              ======

The Company's investment portfolio is diversified with 30 different equity positions. The portfolio contains seven individual equity securities that are more than 5% of the equity value of the portfolio with the largest security being 11% of the value of the portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. As of September 30, 2005, the Company had approximately 31.4% of its marketable securities portfolio invested in the telecommunications and media industry group. While such concentration could be considered a risk factor, that industry grouping includes telecom and media companies that operate in different sectors of telecommunications and media industry, which the Company believes is consistent with its diversification policies. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.


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

On July 27, 2005, Justice also obtained a $10,000,000 Revolving Line of Credit ("LOC") from United Commercial Bank. The term of the LOC is for 60 months at an annual interest rate based on the index selected by Justice at the time of the request for each advance. The interest rate will either be a variable rate equal to The Wall Street Journal Prime Rate or the Libor Rate plus 2%, fixed for the period selected by the Partnership. The LOC is collateralized by a second deed of trust on the Hotel property. Interest only is payable monthly with principal and accrued interest due at maturity. As of September 30, 2005, $1,000,000 of the LOC was utilized by the Partnership.

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


MATERIAL CONTRACTUAL OBLIGATIONS

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

(a) Exhibits

    31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

    31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

    32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

    32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b) Registrant filed the following report on Form 8-K during the quarter covered by this Report:


  Date of Report      Item Number                Events Reported
-----------------     ------------    -----------------------------------------
  July 27, 2005       Item 8.01       Justice Investors obtaining a $30,000,000
                      Other Events    loan from Prudential Insurance and a
                                      $10,000,000 line of credit from United
                                      Commercial Bank

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               PORTSMOUTH SQUARE, INC.
                                                     (Registrant)


Date: November 10, 2005                    by /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: November 10, 2005                    by /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala,
                                              Vice President and Secretary


Date: November 10, 2005                    by /s/ David T. Nguyen
                                              --------------------------
                                              David T. Nguyen, Treasurer
                                             (Principal Accounting Officer)