Form 10QSB
period 2006-03-31
PORTSMOUTH SQUARE INC
filed 2006-05-15
CIK 79661

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                               FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 2006

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

     State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 734,183 shares of issuer's No Par Value Common Stock were outstanding as of May 10, 2006.

Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                     INDEX

                             PORTSMOUTH SQUARE, INC.


PART I. FINANCIAL INFORMATION                                         PAGE
                                                                      ----
Item 1. Financial Statements

 Balance Sheet - March 31, 2006 (Unaudited)                            3

 Statements of Operations (Unaudited)- Three Months ended              4
    March 31, 2006 and March 31, 2005

 Statements of Operations (Unaudited)- Nine Months ended               5
    March 31, 2006 and March 31, 2005

 Statements of Cash Flows (Unaudited)- Nine Months ended
    March 31, 2006 and March 31, 2005                                  6

  Notes to Financial Statements                                        7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            14

Item 3. Controls and Procedures                                        21


PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Shareholders                22

Item 6. Exhibits and Reports on Form 8-K                               22

SIGNATURES                                                             23

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             PORTSMOUTH SQUARE, INC.
                                 BALANCE SHEET
                                  (Unaudited)

As of March 31,                                              2006
                                                          ----------

Assets

  Cash and cash equivalents                             $    234,000
  Investment in marketable securities                     13,452,000
  Other investments                                        1,109,000
  Other assets                                             1,080,000
                                                          ----------
Total assets                                            $ 15,875,000
                                                          ==========

Liabilities and Shareholders' Equity

Liabilities
  Due to securities broker                                 6,159,000
  Obligations for securities sold                          1,221,000
  Accounts payable and other liabilities                     203,000
  Deferred income taxes                                      446,000
  Equity investment in Justice Investors                   1,832,000
                                                          ----------
Total liabilities                                          9,861,000
                                                          ----------
Commitments and contingencies

Shareholders' equity:
  Common stock, no par value:
    Authorized shares - 750,000
    Issued and outstanding shares - 734,183                2,092,000
  Additional paid-in capital                                 916,000
  Retained earnings                                        3,006,000
                                                          ----------

Total shareholders' equity                                 6,014,000
                                                          ----------

Total liabilities and shareholders' equity              $ 15,875,000
                                                          ==========


See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

For the three months ended March 31,                 2006           2005
                                                  ----------     ----------
  Equity in net loss of Justice Investors        $(1,561,000)    $ (425,000)

  General and administrative expenses               (112,000)      (104,000)
                                                  ----------     ----------
                                                  (1,673,000)      (529,000)
Non-operating income (expenses):
  Net gains(losses) on marketable securities       1,354,000     (2,297,000)
  Dividend and interest income                        49,000         40,000
  Margin interest and trading expenses              (101,000)      (115,000)
  Other income, net                                  232,000         18,000
                                                  ----------     ----------
                                                   1,534,000     (2,354,000)
                                                  ----------     ----------
Loss before income taxes                            (139,000)    (2,883,000)

Provision for income tax benefit                     104,000      1,153,000
                                                  ----------     ----------
Net loss                                        $    (35,000)   $(1,730,000)
                                                  ==========     ==========

Basic loss per share                            $      (0.05)   $     (2.36)
                                                  ==========     ==========

Weighted average number of
  shares outstanding                                 734,183        734,183
                                                  ==========     ==========


See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

For the nine months ended March 31,                  2006           2005
                                                  ----------     ----------
  Equity in net loss of Justice Investors        $(3,294,000)    $ (601,000)

  General and administrative expenses               (349,000)      (344,000)
                                                  ----------     ----------
                                                  (3,643,000)      (945,000)
Non-operating income (expenses):
  Net gains(losses) on marketable securities       1,578,000     (2,106,000)
  Impairment loss on other investments                (8,000)       (42,000)
  Dividend and interest income                       171,000        176,000
  Margin interest and trading expenses              (269,000)      (240,000)
  Other income, net                                  258,000        112,000
                                                  ----------     ----------
                                                   1,730,000     (2,100,000)
                                                  ----------     ----------
Loss before income taxes                          (1,913,000)    (3,045,000)

Provision for income tax benefit                     797,000      1,218,000
                                                  ----------     ----------
Net loss                                        $ (1,116,000)   $(1,827,000)
                                                  ==========     ==========

Basic loss per share                            $      (1.52)   $     (2.49)
                                                  ==========     ==========

Weighted average number of
  shares outstanding                                 734,183        734,183
                                                  ==========     ==========


See accompanying notes to financial statements.

                            PORTSMOUTH SQUARE, INC.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

For the nine months ended March 31,                  2006           2005
                                                  ----------     ----------
Cash flows from operating activities:
  Net loss                                       $(1,116,000) $  (1,827,000)
  Adjustments to reconcile net loss
   to net cash provided by operating activities:
    Equity in net loss of Justice Investors        3,294,000        601,000
    Net unrealized (gains)losses on marketable
     securities                                   (1,817,000)     2,185,000
    Impairment loss on other investments               8,000         42,000
    Changes in assets and liabilities:
      Investment in marketable securities         (3,862,000)    11,440,000
      Deferred income taxes and other assets        (522,000)        39,000
      Accounts payable and other liabilities         134,000     (1,384,000)
      Due to securities broker                     4,109,000     (6,750,000)
      Obligations for securities sold                (14,000)    (4,296,000)
                                                  ----------     ----------
  Net cash provided by operating activities          214,000         50,000
                                                  ----------     ----------
Net increase in cash and cash equivalents            214,000         50,000

Cash and cash equivalents at the beginning
  of the period                                       20,000        112,000
                                                  ----------     ----------
Cash and cash equivalents at the end of the
 period                                          $   234,000    $   162,000
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

The results of operations for the three and nine months ended March 31, 2006 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2006.


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

On December 10, 2004, Justice entered into a Franchise License Agreement for the right to operate the Hotel property as a Hilton brand hotel. Prior to operating the hotel as a Hilton, the Partnership was required to make substantial renovations to the hotel to meet Hilton standards in accordance with a product improvement plan agreed upon by Hilton and the Partnership, as well as complying with other brand standards. The Agreement required that those renovations be complete and the Hotel commence operations as a Hilton hotel no later than June 1, 2006. The term of the Agreement is for a period of 15 years commencing on the opening date, with an option to extend the license term for another five years, subject to certain conditions.

On March 15, 2005, the Partnership announced its decision to close down its Hotel operations on or about June 1, 2005 to complete renovations of the Hotel as required by the Hilton Agreement. The below ground parking garage and Tru Spa located on the lobby level of the Hotel, both of which are lessees of the Partnership, remained open during the renovation work. The Hotel renovation work was substantially completed on January 12, 2006 at which time the Partnership obtained approval from Hilton to open the Hotel as the "Hilton San Francisco Financial District". The Hotel opened with a limited number of rooms available to rent, which increased as the Hotel transitioned into full operations. All of the guest rooms, suites and amenities were completed by the end of February 2006.

The total cost of the renovation project of the Hotel is currently expected to be approximately $43 million. That amount includes approximately $35 million for the actual cost of the renovations and approximately $8 million for estimated carrying costs of operations during the renovation period and for the first four months of operations after the hotel opens. As of March 31, 2006, the Partnership has expended approximately $31,864,000 in construction costs related to the renovation and approximately $7,700,000 in carrying costs, which includes approximately $636,000 in interest costs incurred during the construction phase that was capitalized. For the nine months ended March 31, 2006, the Partnership had an operating loss of approximately $6,632,000.

The Company's investment in Justice is recorded on the equity basis. Due to continuing losses incurred by the Partnership during the renovation and repositioning of the Hotel, the Company's equity in its investment in Justice is currently carried as a liability on the Balance Sheet as of March 31, 2006.

On July 14, 2005, the Financial Accounting Standards Board directed Staff Position (FSP) SOP 78-9-1, "Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5" to amend the guidance in AICPA Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures" (SOP 78-9) to be consistent with the consensus in Emerging Issues Task Force Issue No. 04-5 "Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" (Issue 04-5). FSP SOP 78-9-1 eliminated the concept of "important rights" in paragraph .09 of SOP 78-9 and replaces it with the concepts of "kick out rights" and "substantive participating rights" as defined in Issue 04-5.

Under the amendment to paragraph .09 of SOP 78-9 the general partners of a limited partnership should be deemed to control a limited partnership; however, the rights of the limited partners may overcome that presumption of control. The guidance in EITF Issue No. 04-5 should be used to determine whether the rights of the limited partners overcome the presumption of control by the general partners. The presumption of control is not overcome by the rights of the limited partners and if a single general partner controls the limited partnership, that general partner should consolidate the limited partnership and apply the principles of accounting applicable for investments in subsidiaries. For existing partnership agreements such as Justice Investors, the guidance should be applied in financial statements issued for the first reporting period in the fiscal years beginning after December 15, 2005 and early application is encouraged.

During the fiscal quarter ended March 31, 2006, Portsmouth conducted an assessment of its general and limited interest in Justice Investors under the new guidance provided by SOP 78-9-1. The Company determined that, under the limited partnership agreement, the limited partners of Justice do not have either "kick out rights" to remove Portsmouth as a general partner or "substantive participating rights" to direct the business of the Partnership. Significant in that assessment is the fact that the limited partners of Justice do not have the ability to dissolve (liquidate) the Partnership and effectively remove the general partners without the participation and consent of Portsmouth's 49.8% limited partnership interest since any action to sell the Partnership real property and dissolve the Partnership requires the approval of partners entitled to more than 72% of the net profit of the Partnership. Based on its assessment, Portsmouth has concluded that rights of the limited partners under the Partnership agreement do not overcome the presumption that Portsmouth, as a general partner and a significant limited partner, controls the Partnership in accordance with guidance set forth in FSP SOP 78-9-1. Thus, Portsmouth should consolidate Justice and apply the principles of accounting applicable for investments in subsidiaries due to its substantial limited partnership interest and general partnership rights.

Portsmouth will apply the guidance of FSP SOP 78-9-1 no later than in its financial statements issued for the first reporting period of its fiscal year beginning July 1, 2006.

Condensed financial statements for Justice Investors are as follows:


                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET
                              (Unaudited)

As of March 31,                                                2006
                                                            ----------
Assets
Cash                                                      $  1,674,000
Other assets                                                 2,065,000
Property, plant and equipment, net of
  accumulated depreciation of $13,306,000                   40,920,000
Land                                                         1,124,000
                                                            ----------
    Total assets                                          $ 45,783,000
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                 $  8,392,000
Long-term debt                                              40,109,000
Partners' capital                                           (2,718,000)
                                                            ----------
    Total liabilities and partners' capital               $ 45,783,000
                                                            ==========


                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31,           2006            2005
                                            ----------      ----------
Hotel revenue                            $   3,158,000     $ 2,903,000
Garage rent                                    279,000         245,000
Other income(loss)                          (1,070,000)         60,000
Operating expenses                          (5,508,000)     (4,067,000)
                                            ----------      ----------
Net loss                                  $ (3,141,000)    $  (859,000)
                                            ==========      ==========


                                 JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the nine months ended March 31,            2006            2005
                                            ----------      ----------
Hotel revenue                            $   3,158,000    $ 10,709,000
Garage rent                                    604,000         794,000
Other income(loss)                          (1,535,000)        189,000
Operating expenses                          (8,859,000)    (12,916,000)
                                            ----------      ----------
Net loss                                  $ (6,632,000)   $ (1,224,000)
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

At March 31, 2006, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:


As of March 31, 2006:
                              Gross            Gross             Net            Market
Investment     Cost       Unrealized Gain  Unrealized Loss  Unrealized Gain     Value
----------  -----------   ---------------  ---------------  ---------------  ------------
Corporate
Equities    $10,657,000      $2,936,000      ($  141,000)      $2,795,000    $ 13,452,000


As of March 31, 2006, the Company had $7,000 of unrealized losses related to securities held for over one year.

As part of the investment strategies, the Company may assume short positions against its long positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities and/or to provide additional return opportunities. The Company has no naked short positions. As of March 31, 2006, the Company had obligations for securities sold (equities short) of $1,221,000.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net unrealized gains or losses included in earnings.

Net gains on marketable securities on the statement of operations are comprised of realized and unrealized gains. Below is the composition of the two components for the three and nine months ended March 31, 2006 and 2005, respectively.

For the three months ended March 31,                  2006             2005
                                                  -----------      -----------
Realized gain(loss) on marketable securities      $    67,000      $   675,000
Unrealized gain(loss) on marketable securities      1,287,000       (2,972,000)
                                                  -----------      -----------
Net gains(losses) on marketable securities          1,354,000      $(2,297,000)
                                                  ===========      ===========

For the nine months ended March 31,                   2006             2005
                                                  -----------      -----------
Realized gain(loss) on marketable securities      $  (239,000)     $    79,000
Unrealized gain(loss) on marketable securities      1,817,000       (2,185,000)
                                                  -----------      -----------
Net gains(losses) on marketable securities          1,578,000      $(2,106,000)
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

Information below represents reporting segments for the three and nine months ended March 31, 2006 and March 31, 2005. Operating income from Justice Investors consists of the operations of the hotel and garage, which are included in the equity in net income(loss) of Justice Investors. Operating income (loss) for investment transactions consist of net investment gains (losses) and dividend and interest income.


Three months ended             Justice    Investment
March 31, 2006                Investors  Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating income(loss)      $(1,561,000)  $ 1,403,000   $         -  $    (158,000)
Operating expenses                    -      (101,000)            -       (101,000)
                            -----------   -----------   -----------   ------------
Net operating income(loss)   (1,561,000)    1,302,000             -       (259,000)

General and admin. exp.               -             -      (112,000)      (112,000)
Other income                          -             -       232,000        232,000
Income tax benefit                    -             -       104,000        104,000
                            -----------   -----------   -----------   ------------
Net income (loss)           $(1,561,000)  $ 1,302,000   $   224,000  $    (35,000)
                            ===========   ===========   ===========   ============
Total Assets                $         -   $14,561,000   $ 1,314,000   $ 15,875,000
                            ===========   ===========   ===========   ============

Three months ended             Justice    Investment
March 31, 2005                Investors  Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating loss              $  (425,000)  $(2,257,000)  $         -  $  (2,682,000)
Operating expenses                    -      (115,000)            -       (115,000)
                            -----------   -----------   -----------   ------------
Net operating loss             (425,000)   (2,372,000)            -     (2,797,000)

General and admin. exp.               -             -      (104,000)      (104,000)
Other income                          -             -        18,000         18,000
Income tax benefit                    -             -     1,153,000      1,153,000
                            -----------   -----------   -----------   ------------
Net income (loss)           $  (425,000)  $(2,372,000)  $ 1,067,000  $  (1,730,000)
                            ===========   ===========   ===========   ============
Total Assets                $ 2,952,000   $ 5,785,000   $   321,000   $  9,058,000
                            ===========   ===========   ===========   ============


Nine months ended              Justice    Investment
March 31, 2006                Investors  Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating income(loss)      $(3,294,000)  $ 1,741,000   $         -  $  (1,553,000)
Operating expenses                    -      (269,000)            -       (269,000)
                            -----------   -----------   -----------   ------------
Net operating income(loss)   (3,294,000)    1,472,000             -     (1,822,000)

General and admin. exp.               -             -      (349,000)      (349,000)
Other income                          -             -       258,000        258,000
Income tax benefit                    -             -       797,000        797,000
                            -----------   -----------   -----------   ------------
Net income (loss)           $(3,294,000)  $ 1,472,000   $   706,000  $  (1,116,000)
                            ===========   ===========   ===========   ============
Total Assets                $         -   $14,561,000   $ 1,314,000   $ 15,875,000
                            ===========   ===========   ===========   ============

Nine months ended             Justice    Investment
March 31, 2005               Investors  Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating income            $  (601,000)  $(1,972,000)  $         -  $  (2,573,000)
Operating expenses                    -      (240,000)            -       (240,000)
                            -----------   -----------   -----------   ------------
Net operating loss             (601,000)   (2,212,000)            -     (2,813,000)

General and admin. exp.               -             -      (344,000)      (344,000)
Other income                          -             -       112,000        112,000
Income tax benefit                    -             -     1,218,000      1,218,000
                            -----------   -----------   -----------   ------------
Net income (loss)           $  (601,000)  $(2,212,000)  $   986,000   $ (1,827,000)
                            ===========   ===========   ===========   ============
 Total Assets               $ 2,952,000   $ 5,785,000   $   321,000   $  9,058,000
                            ===========   ===========   ===========   ============


5.  Related Party Transactions
    --------------------------

Certain shared costs and expenses, primarily administrative salaries, rent and insurance are allocated among the Company, the Company's parent, Santa Fe Financial Corporation ("Santa Fe"), and The InterGroup Corporation ("InterGroup"), parent of Santa Fe, based on management's estimate of the pro rata utilization of resources. For the three months ended March 31, 2006 and March 31, 2005, these expenses were approximately $20,000 and $21,000, respectively. For the nine months ended March 31, 2006 and March 31, 2005, these expenses were approximately $40,000 and $42,000, respectively. Four of the Company's Directors serve as directors of InterGroup and three of the Company's Directors serve on the Board of Santa Fe.

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

6.  Subsequent event
    ----------------

In April 2006, the Company purchased a 0.20% limited partnership interest in Justice Investors from another limited partner for $180,000. That purchase brings Portsmouth's limited partnership interest in Justice to exactly 50.00%.



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

The Partnership currently estimates that the total cost of the renovation project of the Hotel will be approximately $43 million. That amount includes approximately $35 million for the actual cost of the renovations and approximately $8 million for estimated carrying costs of operations during the renovation period and for the first four months of operations after the hotel opens. As of March 31, 2006, the Partnership has expended approximately $31,864,000 in construction costs related to the renovation and approximately $7,700,000 in carrying costs, which includes approximately $636,000 in interest costs incurred during the construction phase that was capitalized. For the nine months ended March 31, 2006, the Partnership had an operating loss of approximately $6,632,000.

On March 15, 2005, the Partnership announced its decision to close down its Hotel operations on or about June 1, 2005 to complete renovations of the Hotel as required by the Hilton Agreement. The below ground parking garage and Tru Spa located on the lobby level of the Hotel, both of which are lessees of the Partnership, remained open during the renovation work.


RECENT DEVELOPMENTS

As of January 12, 2006 the Hotel renovation work was substantially completed, at which time the Partnership obtained approval from Hilton to open the Hotel as the "Hilton San Francisco Financial District". The Hotel opened with a limited number of rooms available to rent, which increased as the Hotel transitioned into full operations by the end of February 2006.

The newly opened Hilton hotel has 549 well appointed guestrooms and luxury suites with bay or city views, featuring large working desks, ergonomic chairs, wired and wireless high-speed Internet access, and "The Suite Dreams" beds by Hilton, complete with duvet, down comforter and jumbo size pillows. The newly redesigned meeting rooms and ballroom will accommodate meetings and events for up to 500 people with video conferencing and premium audio/visual equipment. A new business center and fitness center are additional amenities. The new Hilton hotel also has the only hotel day spa (Tru Spa) in the Financial District. A redesigned entry way is integrated into the lobby and management expects the new restaurant "Seven Fifty" and lounge, with a dramatic fireplace treatment, will bring a new level of excitement and service to the guests of the hotel. Management believes that the new Hilton hotel will now be able to directly compete with all hotels in the Financial District.

On January 20, 2006, the Partnership obtained a $4,500,000 increase in its existing line of credit capacity with United Commercial Bank, raising the total amount available to the Partnership pursuant to that line of credit to $14,500,000. The increase in the credit line is on the same terms as the existing line of credit with additional loan and documentation fees of $4,000. As of March 31, 2006, the balance on this line was $10,109,000.

Effective February 23, 2006, Justice Investors entered into an amended and restated compensation agreement with its general partners, Evon and Portsmouth. Pursuant to that agreement, Evon and Portsmouth are each to receive a total of $377,500 in repositioning fees as compensation for their services rendered to Justice with respect to repositioning the Hotel and restructuring its business and management subject to certain performance criteria. As of March 31, 2006, a total of $187,500 in repositioning fees had been paid to Portsmouth, with $118,750 having been received in current quarter. An additional $100,000 in repositioning fees has been earned by Portsmouth and accrued by Justice but not yet paid.


Three Months Ended March 31, 2006 Compared to Three Months
Ended March 31, 2005

The Company had a net loss of $35,000 for the three months ended March 31, 2006 compared to a net loss of $1,730,000 for the three months ended March 31, 2005. As discussed below, the decrease in the net loss was primarily due the significant improvement in the performance of the Company's investment portfolio offset by the significantly higher loss related to the Company's equity investment in Justice Investors.

The loss from the Company's equity investment in Justice Investors increased to $1,561,000 for the three months ended March 31, 2006 from $425,000 for the three months ended March 31, 2005. The increased Partnership loss was primarily attributable to approximately $794,000 in one time start up costs for the reopening of the hotel in January 2006 as well as higher interest expenses, depreciation and amortization, property taxes, insurance costs and general and administrative expenses related to the renovation and repositioning of the Hotel. Partnership operating revenues for the three months ended March 31, 2006 were approximately $3,471,000 compared to approximately $3,001,000 for the three months ended March 31, 2005. Of that amount, $3,158,000 was attributable to the operations of the Hotel, which commenced operations on a limited basis on January 12, 2006, compared to $2,903,000 in hotel revenues for the same three month period in fiscal 2005. Average Hotel occupancy rates for the three months ended March 31, 2006 were approximately 37% (based on 549 rooms) with an average daily room rate of approximately $146, compared to an average occupancy rate of approximately 60% and an average daily room rate of approximately $85 for the three months ended March 31, 2005. Garage rental income increased to approximately $279,000 from approximately $245,000 for the same period in the prior fiscal year.

While the Partnership believes that the Hotel is now positioned to compete with the other hotels in the Financial District, it is expected that it will be several months before the Hotel operations begin to reach its stabilization level after being closed for more than 7 months. Management understands that such a ramp up period is typical in the industry for hotels that shut down operations for major renovations, especially for those hotels that reopen as a different brand. As a general partner of Justice, Portsmouth will continue to work diligently with Evon, Dow and Hilton to improve the operations of the Hotel.

Included in other income are monthly management fees and repositioning fees from Justice earned by the Company for its services as a general partner related to the repositioning of the hotel. The increase in other income to $232,000 for the three months ended March 31, 2006 from $18,000 for the three months ended March 31, 2005 was primarily the result of $218,000 in repositioning fees earned by the Company during the current period.

The Company had net gains on marketable securities of $1,354,000 for the three months ended March 31, 2006 compared to net losses on marketable securities of $2,297,000 for the three months ended March 31, 2005 as the result of the significant improvement in the performance of the Company's investment portfolio. For the three months ended March 31, 2006, the Company had net unrealized gains of $1,287,000 and net realized gains of $67,000. For the three months ended March 31, 2005, the Company had net unrealized losses of $2,972,000 and net realized gains of $675,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

The provision for income tax benefit decreased to $104,000 for the three months ended March 31, 2006 from $1,153,000 for the three months ended March 31, 2005 due to the significantly smaller pre-tax loss incurred during the three months ended March 31, 2006 as compared to the pre-tax loss incurred during the three months ended March 31, 2005.


Nine Months Ended March 31, 2006 Compared to Nine Months
Ended March 31, 2005

The Company had a net loss of $1,116,000 for the nine months ended March 31, 2006 compared to a net loss of $1,827,000 for the nine months ended March 31, 2005. As discussed below, the decrease in the net loss was primarily due the significant improvement in the performance of the Company's investment portfolio offset by the significantly higher loss related to the Company's equity investment in Justice Investors.

The loss from the Company's equity investment in Justice Investors increased to $3,294,000 for the nine months ended March 31, 2006 from $601,000 for the nine months ended March 31, 2005. Effective, May 31, 2005, the Partnership elected to close down its Hotel operations to complete the renovations of the Hotel as required by the Hilton Franchise Agreement. Since the Hotel did not reopen until January 12, 2006, less than three months of operating results from the Hotel are included in the nine months ended March 31, 2006 while the nine months ended March 31, 2005 include the full operations of the Hotel for that period. For the nine months ended March 31, 2006 the Partnership sustained a net loss of $6,632,000 compared to a net loss of $1,224,000 for the same period in fiscal 2005. The increase in the net loss was primarily attributable to hotel revenue of only $3,158,000 for the nine months ended March 31, 2006 compared to $10,709,000 for the nine months ended March 31, 2005 and increased costs in the current period related to the reopening of the hotel, higher interest expenses, property taxes, insurance costs, general and administrative expenses, professional fees, security personnel and other costs for the repositioning of the Hotel. The Partnership also had a decrease in garage rent to $604,000 from $794,000 for the comparable period in fiscal 2005, primarily due to the closing of the Hotel.

Included in other income are monthly management fees and repositioning fees from Justice earned by the Company for its services as a general partner related to the repositioning of the hotel. The increase in other income to

$258,000 for the nine months ended March 31, 2006 from $112,000 for the nine months ended March 31, 2005 was primarily the result of the additional $150,000 in repositioning fees earned by the Company during the nine months end March 31, 2006. During the nine months ended March 31, 2006, the Company earned $218,000 in repositioning fees compared to $68,000 for the nine months ended March 31, 2005.

The Company had net gains on marketable securities of $1,578,000 for the nine months ended March 31, 2006 compared to net losses of $2,106,000 for the nine months ended March 31, 2005 as the result of the significant improvement in the performance of the Company's investment portfolio. For the nine months ended March 31, 2006, the Company had net unrealized gains of $1,817,000 and net realized losses of $239,000. For the nine months ended March 31, 2005, the Company had net unrealized losses of $2,185,000 and net realized gains of $79,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

The provision for income tax benefit decreased to $797,000 for the nine months ended March 31, 2006 from $1,218,000 for the nine months ended March 31, 2005 due to the smaller pre-tax loss incurred during the nine months ended March 31, 2006 as compared to the pre-tax loss incurred during the nine months ended March 31, 2005.


MARKETABLE SECURITIES

As of March 31, 2006, the Company had investments in marketable equity securities of $13,452,000. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of March 31, 2006.


                                                              % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Telecommunications and media        $ 3,820,000               28.4%
   Services                              1,596,000               11.9%
   Technology and internet               1,527,000               11.4%
   REITs and building materials          1,416,000               10.5%
   Insurance, banks and brokers          1,303,000                9.7%
   Retail and consumer goods             1,028,000                7.6%
   Automobiles and motor vehicle parts     726,000                5.4%
   Pharmaceuticals and healthcare          716,000                5.3%
   Utilities and energy                    514,000                3.8%
   Other                                   806,000                6.0%
                                       ------------           ----------
                                       $13,452,000              100.0%
                                       ============           ==========

As of March 31, 2006, the Company had approximately 28.4% of its marketable securities portfolio invested in the telecommunications and media industry group. While such concentration could be considered a risk factor, that industry grouping includes telecommunications and media companies that operate in different sectors of telecommunications and media industries, which the Company believes is consistent with its diversification policies.

The Company's investment portfolio is diversified with 61 different equity positions. The portfolio contains six individual equity securities that are more than 5% of the equity value of the portfolio with the largest security being 11% of the value of the portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. As of March 31, 2006, the Company had approximately 28.4% of its marketable securities portfolio invested in the telecommunications and media industry group. While such concentration could be considered a risk factor, that industry grouping includes telecom and media companies that operate in different sectors of telecommunications and media industry, which the Company believes is consistent with its diversification policies. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.


FINANCIAL CONDITION AND LIQUIDITY

Historically, the Company's cash flows were primarily generated through its general and limited partnership interest in the Justice Investors limited partnership, which derived its income from its lease with Felcor and a lease with Evon. The Company also received monthly limited partnership distributions from Justice Investors as well as monthly management fees as a general partner. The Company also receives revenues generated from the investment of its cash and securities assets. Since the Partnership closed down the operations of the Hotel on May 31, 2005 and has expended significant amounts of money to renovate and reposition the Hotel as a Hilton, it will not be paying any monthly limited partnership distributions until some time after operations commence under the Hilton brand. As a result, the Company may have to depend more on the revenues generated from the investment of its cash and securities assets during that transition period.

Prior to operating the hotel as a Hilton, the Partnership was required to make substantial renovations to the hotel to meet Hilton standards in accordance with a product improvement plan agreed upon by Hilton and the Partnership, as well as complying with other brand standards. The Partnership currently estimates that the total cost of the renovation project will be approximately $43 million. That amount includes approximately $35 million for the actual cost of the renovations and approximately $8 million for estimated carrying costs of operations during the renovation period and for the first four months of operations after the hotel opens. That amount reflects an increase in the Partnership's prior estimates primarily due to increased start up costs related to the reopening of the Hotel and higher than anticipated operating costs in relation to revenues due to opening the Hotel on a limited basis on January 12, 2006.

To meet its substantial financial commitments for the renovation project, Justice has relied on additional borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan (the "Prudential Loan") with The Prudential Insurance Company of America in a principal amount of $30,000,000. The term of the Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 360 month amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Loan is without recourse to the limited and general partners of Justice.

On July 27, 2005, Justice also obtained a $10,000,000 Revolving Line of Credit ("LOC") from United Commercial Bank. The term of the LOC is for 60 months at an annual interest rate based on the index selected by Justice at the time of the request for each advance. The interest rate will either be a variable rate equal to The Wall Street Journal Prime Rate or the Libor Rate plus 2%, fixed for the period selected by the Partnership. The LOC is collateralized by a second deed of trust on the Hotel property. Interest only is payable monthly with principal and accrued interest due at maturity. On January 20, 2006, the Partnership obtained a $4,500,000 increase in its existing line of credit capacity with United Commercial Bank, raising the total amount available to the Partnership pursuant to that line of credit to $14,500,000. The increase in the credit line is on the same terms as the existing line of credit with additional loan and documentation fees of $4,000. As of March 31, 2006, approximately $10,109,000 of the $14,500,000 total LOC was utilized by the Partnership.

Prudential Loan and the LOC have provided Justice with sufficient financial resources for the Partnership to complete the substantial renovations to the Hotel required by its Franchise License Agreement with Hilton and to meet its debt service requirements and operating capital needs through the reopening of the Hotel and anticipates that those resources will be sufficient to sustain its operating cash needs until the Hotel begins generating net income which the Partnership expects to be in the late Spring of 2006. The Partnership also believes that there is sufficient equity in the Hotel assets to support future borrowings if necessary. The Partnership believes that the revenues expected to be generated from the Hotel operations after stabilization will be sufficient to meet all of its current and future obligations and financial requirements.

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


                               PART II.

                          OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Shareholders.

The Annual Meeting of the Shareholders of the Company was held on February 23, 2006 at the Hilton San Francisco Financial District, 750 Kearny Street, San Francisco, California. At that meeting, all of management's nominees: John V. Winfield, Jerold R. Babin, Josef A. Grunwald, John C. Love and William J. Nance, were elected as Directors of the Company to serve until the next Annual Meeting. At the Annual Meeting, the shareholders also voted in favor of the ratification of the Audit Committee's selection of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the fiscal year ending June 30, 2006. A tabulation of the vote follows:


Proposal (1) - Directors:                Votes For       Withheld
                                         ---------       --------
   John V. Winfield                       673,093         37,578
   Jerold R. Babin                        685,593         25,078
   Josef A. Grunwald                      673,093         37,578
   John C. Love                           673,093         37,578
   William J. Nance                       673,093         37,578

Proposal (2) - Accountants:              Votes For      Against    Abstained
                                         ---------      -------    ---------
   PricewaterhouseCoopers LLP             696,816         459       13,396


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


                                               PORTSMOUTH SQUARE, INC.
                                                     (Registrant)


Date: May 15, 2006                          by /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: May 15, 2006                         by /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala,
                                              Vice President and Secretary


Date: May 15, 2006                         by /s/ David T. Nguyen
                                              --------------------------
                                              David T. Nguyen, Treasurer
                                             (Principal Accounting Officer)