Form 10KSB
period 2006-06-30
PORTSMOUTH SQUARE INC
filed 2006-09-28
CIK 79661

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                        ----------------------
                             FORM 10-KSB

[x] Annual Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the fiscal year ended June 30, 2006

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer's revenues for the year ended June 30, 2006 were $482,000.

The aggregate market value of the common equity held by non-affiliates of issuer computed by reference to the price at which the stock last sold on or before September 12, 2006 was $4,116,040.

The number of shares outstanding of issuer's No Par Value Common Stock, as of September 12, 2006, was 734,183.

Transitional Small Business Disclosure Format:  Yes [ ]    No [X]


                  DOCUMENTS INCORPORATED BY REFERENCE: None


                            TABLE OF CONTENTS

PART I                                                               PAGE
------                                                               ----
  Item  1.  Description of Business.                                   3

  Item  2.  Description of Property.                                  10

  Item  3.  Legal Proceedings.                                        13

  Item  4.  Submission of Matters to a Vote of Security Holders.      14

PART II
-------
  Item  5.  Market for Common Equity and Related                      14
             Stockholder Matters.

  Item  6.  Management's Discussion and Analysis of Financial         16
             Condition and Results of Operations.

  Item  7.  Financial Statements and Supplementary Data.              23

  Item  8.  Changes in and Disagreements With Accountants on          37
             Accounting and Financial Disclosure.

  Item  8A. Controls and Procedures.                                  37

  Item  8B. Other Information                                         37

PART III
--------
  Item  9.  Directors, Executive Officers, Promoters and              38
             Control Persons; Compliance with Section 16(a) of the Exchange Act.

  Item 10.  Executive Compensation.                                   41

  Item 11.  Security Ownership of Certain Beneficial Owners and       43
             Management and Related Stockholder Matters.

  Item 12.  Certain Relationships and Related Transactions.           44

  Item 13.  Exhibits, Financial Statement Schedules, and              46
             Reports on Form 8-K.

  Item 14.  Principal Accountant Fees and Services.                   48

  SIGNATURES                                                          49

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains some "forward-looking statements" within the meaning of the Private Securities Litigation reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as "anticipate," "estimate," expect," "project," intend," "plan," "believe" "may," "could," "might" and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. From time to time we also provide forward-looking statements in our Forms 10-QSB and 8-K, Annual reports to Shareholders, press releases and other materials we may release to the public. These statements are subject to certain risks and uncertainties, such as the impact of terrorism and war on the national and international economies, including tourism and securities markets, natural disasters, general economic conditions and competition in the hotel industry in the San Francisco area, labor relations and labor disruptions, partnership distributions, the ability to obtain financing at favorable interest rates and terms, securities markets, regulatory factors, litigation and other factors discussed below in this Report. Consequently, no forward looking statement can be guaranteed and our actual future results may differ materially.

We caution you not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. We undertake no obligation to publicly update any forward looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects on our Forms 10-KSB, 10-QSB, and 8-K reports to the Securities and Exchange Commission.


                               PART I

Item 1.  Description of Business.

GENERAL

Portsmouth Square, Inc. ("Portsmouth" or the "Company") is a California corporation, incorporated on July 6, 1967, for the purpose of acquiring a hotel property in San Francisco, California through a California limited partnership, Justice Investors ("Justice" or the "Partnership").

In April 2006, the Company purchased a 0.20% limited partnership interest in Justice from another limited partner for $180,000, which brought Portsmouth's limited partnership interest in Justice to exactly 50.0%. Portsmouth's investment in Justice is recorded on the equity basis. Portsmouth also serves as one of the two general partners. The other general partner, Evon Corporation ("Evon"), acts as the managing general partner. All significant partnership decisions require the active participation and approval of both general partners. The Company and Evon jointly consult and determine the amount of partnership reserves and the amount of cash to be distributed to the limited partners. As of June 30, 2006, there were approximately 86 limited partners in Justice (not including multiple family accounts).

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

The Company's principal business is conducted through its general and limited partnership interest in Justice. Justice was formed in 1967 to acquire real property for the development and lease of a hotel located at 750 Kearny Street, San Francisco, California 94108(the "Hotel") and related facilities, including a five level underground parking garage. Historically, the Partnership's most significant source of income was a lease between Justice and Holiday Inn for the Hotel portion of the property. That lease was amended in 1995, and ultimately assumed by Felcor Lodging Trust, Inc. ("Felcor", NYSE: FCH) in 1998. As discussed below, the lease of the Hotel to Felcor was terminated effective June 30, 2004. The Partnership also derives income from its lease of the garage portion of the property to Evon and the lease of approximately 5,400 square feet on the lobby level of the Hotel to Tru Spa, LLC for the operation of a health and beauty spa. As a general partner, Portsmouth takes an active role in monitoring and overseeing the operations of the Hotel, the lease of the parking garage and the spa.

The Company also derives income from management fees as a general partner in Justice and from the investment of its cash and securities assets. The Company has invested in income-producing instruments, equity and debt securities and will consider other investments if such investments offer growth or profit potential. Please see discussion of Investment Policies under Item 2 below.


SAN FRANCISCO HOTEL LEASE

The Hotel portion of Partnership's San Francisco property was initially leased to Holiday Inns of America in 1970 and operated as a Holiday Inn brand hotel. On March 15, 1995, an amended and restated lease was entered into by Justice with an effective date of January 1, 1995 (the "Hotel Lease"). The Hotel Lease was assumed by Felcor, effective July 28, 1998 and continued to be operated as a Holiday Inn. The initial term of the Hotel Lease was for a 10-year term expiring on December 31, 2004. The lessee also had an option to renew the lease for one additional term of five years, which would extend the lease to December 31, 2009. The Hotel Lease required the lessee to pay an annual rent of the greater of twenty percent (20%) of gross room revenues or $2,500,000 plus fifty percent (50%) of lessee's cash available as defined by the Hotel Lease. Under the terms of the Hotel Lease, the lessee was responsible for all maintenance and repairs to the property, certain capital improvements, taxes and insurance. The lessee also had an obligation to convert the Hotel property to a "Holiday Inn Select" and to maintain the property to those standards, at its own cost and expense.

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

On March 25, 2005, the Partnership entered into an amendment of the Dow Management Agreement to cover the period of time the Hotel was closed for renovations. Pursuant to that amendment, Dow was entitled to a fee for services rendered under the Management Agreement in the amount of $15,000 per month, which was paid as follows: (i) one half ($7,500) payable monthly and (ii) the other half ($7,500) earned, but payment deferred until the first month that the Hotel had a positive net operating income sufficient to make such lump sum payment, but in no event later than April 1, 2006. Management fees for the fiscal year ended June 30, 2006 were approximately $193,000 and no incentive management fees were earned for that period.

HOLIDAY HOSPITALITY FRANCHISING AGREEMENT

Effective July 1, 2004, The Partnership entered into a short term franchise agreement with Holiday Inn Hospitality Franchising, Inc. to continue to operate the Hotel as a Holiday Inn Select brand hotel, until such time as the Partnership was able to secure a replacement hotel brand and operate the Hotel under a new flag. Under the terms of that Holiday Inn franchise agreement, the Partnership paid monthly royalties, marketing and reservation fees of 5%, 1.5% and 1%, respectively, of the Hotel's gross room revenue for the preceding calendar month. The Holiday Inn franchise agreement terminated on May 31, 2005, at which time the Hotel was closed for renovations.

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

The Partnership will pay monthly royalty fees for the first two years of three percent of the Hotel's gross room revenue, as defined, for the preceding calendar month, the third year will be four percent of the Hotel's gross room revenue, and the fourth year until the end of the term will be five percent of the Hotel's gross room revenue. The partnership will also pay a monthly program fee of four percent of the Hotel's gross room revenue and an information technology recapture charge of 0.75% of the Hotel's gross revenue. The amount of the monthly program fee is subject to change; however, the monthly fee will not exceed five percent of gross room revenue.

Prior to operating the Hotel as a Hilton hotel, the Partnership was required to make substantial renovations to the Hotel to meet Hilton standards in accordance with a product improvement plan ("PIP") agreed upon by Hilton and the Partnership, as well as comply with other brand standards. That project included a complete renovation and upgrade of all of the Hotel's guestrooms, meeting rooms, common areas and restaurant and bar. As of January 12, 2006 the Hotel renovation work was substantially completed, at which time Justice obtained approval from Hilton to open the Hotel as the "Hilton San Francisco Financial District". The Hotel opened with a limited number of rooms available to rent, which increased as the Hotel transitioned into full operations by the end of February 2006.

The total cost of the construction-renovation project of the Hotel was approximately $36.4 million, which excludes approximately $630,000 in interest costs incurred during for the construction phase that were capitalized.
To meet those substantial financial commitments, and the costs of operations during the renovation period and for the first five months when the Hotel ramped up its operations, the Partnership has relied on additional borrowings to meet its obligations. As discussed in Item 2 herein, the Partnership has been able to secure financing, collateralized by the Hotel, in the aggregate amount of up to $46,500,000 to meet those commitments. That amount of leverage and the associated debt service will create additional risk for the Partnership and its ability to generate cash flows in the future since the Hotel asset has been virtually debt free for many years.


TEMPORARY CLOSURE OF HOTEL FOR RENOVATIONS

On March 15, 2005, the Partnership announced its decision to close down its Hotel operations effective, May 31, 2005, to complete the renovations of the Hotel as required by the Hilton Franchise Agreement. The Partnership made this decision because of, among other things, the scope of the work in the common areas, engineering factors and potential environmental and safety issues which made it preferable to temporarily close the Hotel portion of the property. The Hotel was closed for more than seven months before it reopened as the "Hilton San Francisco Financial District" on January 12, 2006. The below ground parking garage and Tru Spa located on the lobby level of the Hotel, both of which are lessees of the Partnership, remained open during the renovation work.


GARAGE LEASE AND OPERATIONS

The garage lease between the Partnership and Evon provides for a monthly rental of sixty percent (60%) of gross parking revenues with a minimum rent of $19,764 per month. That lease expires in November 2010. The lessee is responsible for insurance, repairs and maintenance, utilities and all taxes assessed against the improvements to the leased premises. The garage was operated by Ampco Systems Parking ("Ampco") pursuant to a sublease agreement. On August 31, 2005, Evon terminated its sublease with Ampco. Effective September 1, 2005, Ace Parking Management, Inc. ("Ace Parking") became the new parking garage operator pursuant to a Parking Facility Management Agreement with the garage lessee, Evon. That agreement is for a period of sixty two months (62) months and terminates on October 31, 2010, with a five year option to renew. The agreement can be terminated upon ten (10) days prior written notice of the termination of Evon's lease of the garage or upon 90 days written notice without cause. The agreement provides that Evon will pay a management fee to Ace of $2,000 per month, plus an accounting fee of $250 per month, plus 3% of the annual net profit, as defined, from the operations of the garage in excess of $100,000.

TRU SPA LEASE

During July 2002, Justice entered into a lease with Tru Spa, LLC, which was amended effective January 1, 2004. The lease premises consist of approximately 5,400 square feet of space on the lobby level of the hotel for the construction and operation of a health and beauty spa. The term of the lease is for ten years commencing with the opening of the spa on June 1, 2003, with a five year option to extend the term. The spa lease provides for minimum monthly rent of $11,667, additional rent of $2,072 (up to a total of $250,000 to help defray certain relocation construction costs) and other tenant fees. Minimum rental amounts are subject to adjustment every three years based on any percentage increase in the Consumer Price Index. Under the terms of the lease, Justice was responsible for up to $1,497,586 in leasehold improvements, which were paid using the partnership's line of credit. The spa lease is structured to reimburse the Partnership for those leasehold improvements over the term of the lease. Due to the certain disruptions of the operations of the spa resulting from the temporary closing of the Hotel and the renovation work, the Partnership and Tru Spa entered into lease amendments that would permit Tru Spa to apply its security deposit of $35,000 to pay its monthly obligations for June 30, 2005 and July 31, 2005, with the balance to be applied as partial payment of its August 2005 rent and to provide for a rent free period for the balance of the August 2005 rent through January 31, 2006. The Partnership reserved the right, in its discretion, to require Tru Spa to make an additional security deposit in the future. The Partnership believes that the spa facilities in the Hotel will help it to be more competitive in the future by providing greater amenities to its guests.


CHINESE CULTURE FOUNDATION LEASE

On March 15, 2005, the Partnership entered into an amended lease with the Chinese Culture Foundation of San Francisco (the "Foundation") for the third floor space of the Hotel commonly known as the Chinese Cultural Center. The amended lease requires the Partnership to pay to the Foundation a monthly event space fee in the amount of $4,600, adjusted annually based on the local Consumer Price Index. The term of the amended lease remains the same as the current lease, expiring on October 17, 2023, with an automatic extension for another 10 year term if the property continues to be operated as a hotel. This amendment allowed Justice to incorporate the third floor into the renovation of the Hotel resulting in a new ballroom for the joint use of the Hotel and new offices and a gallery for the Chinese Culture Center.


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

Due to the expanded scope of the renovation project, the additional time commitments required of the general partners and the increased value brought to the Partnership as a result of the repositioning of the Hotel, Justice entered into an amended and restated compensation agreement with its general partners, Evon and Portsmouth, effective February 23, 2006. Pursuant to that amended agreement, Evon and Portsmouth are each to receive a total of $378,000 in repositioning fees as compensation for their services rendered to Justice with respect to repositioning the Hotel and restructuring its business and management subject to certain performance criteria. For fiscal year ended June 30, 2006, a total of $119,000 in repositioning fees was paid to Portsmouth. An additional $100,000 in repositioning fees has been earned by Portsmouth and accrued by Justice but not yet paid.

COMPETITION

Until May 31, 2005, the Hotel was operated as a Holiday Inn brand hotel and was part of Holiday Inn's worldwide reservation system. The Hotel was designed to Holiday Inn's specifications to serve both business travelers and tourists and cater to both individuals and tour groups. It also handled conferences and business meetings, having meeting and dining facilities for groups of up to 400 people. The hotel had traditionally enjoyed a favorable year-round occupancy rate, but both occupancy and average daily room rates suffered since fiscal year ended June 30, 2001. Newer and more upscale properties opened in or near the Financial District, which provide greater amenities to its guests, making it difficult for the Hotel to compete. Those competitors were better positioned to attract both the business traveler and tourists. Management believed that the Hotel could not continue to be competitive under the conditions it operated under while a Holiday Inn Select brand hotel. The Hotel was approximately 25 years old, with no major renovations having been made to the property during that time. By terminating the Hotel Lease with Felcor, and taking over the operations of the Hotel, the Partnership obtained much greater ability to direct the future of the Hotel.

The newly opened Hilton San Francisco Financial District hotel has 549 well appointed guestrooms and luxury suites with bay or city views, featuring large working desks, ergonomic chairs, wired and wireless high-speed Internet access, and "The Suite Dreams" beds by Hilton, complete with duvet, down comforter and jumbo size pillows. The newly redesigned meeting rooms and ballroom will accommodate meetings and events for up to 500 people with video conferencing and premium audio/visual equipment. A new business center and fitness center are additional amenities. The new Hilton hotel also has the only hotel day spa (Tru Spa) in the Financial District. A redesigned entry way is integrated into the lobby and management expects the new restaurant "Seven Fifty" and lounge, with a dramatic fireplace treatment, are expected to bring a new level of excitement and service to the guests of the hotel. Management believes that the new Hilton hotel now has the ability to directly compete with all hotels in the Financial District.

EMPLOYEES

As of June 30, 2006, the Company had three full-time employees. The employees of the Company are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

Although the employees of Portsmouth and Justice are not unionized, most employees of the Hotel are part of Local 2 of the Hotel Employees and Restaurant Employees Union ("UNITE HERE"). Following the expiration on August 14, 2004 of the city-wide collective bargaining agreement with Local 2 of UNITE HERE, the Union voted to authorize a strike against a group of some of the larger hotels in San Francisco, the San Francisco Multi-Employer Bargaining Group ("MEG") and negotiations continued with those hotels during a "cooling-off period". The Hotel is not part of the MEG but is subject to individual negotiations with Local 2. On September 12, 2006, a tentative agreement was reached between the MEG and Local 2. That tentative agreement is subject to a ratification vote by the union members, which is expected to be held before the end of September 2006.

In conjunction with the temporary closing of the Hotel on May 31, 2005, for renovation, Dow, acting as an agent for the Hotel, entered into a Memorandum of Agreement ("MOA") with UNITE HERE on June 17, 2005, regarding certain recall rights and health and welfare contributions and benefits for existing employees. In addition, the MOA provided that all terms of the expired collective bargaining agreement between the parties were extended through the closure period of the Hotel and for at least six months following the full reopening of the Hotel to guests, or until such time as the parties reach a new contract, whichever is sooner. Based on the Hotel's full formal opening on February 23, 2006, the terms of the collective bargaining agreement remained in place through August 13, 2006. Currently there are no discussions between the Hotel and Local 2 but it is expected that Local 2 will hold up the tentative agreement with the MEG as a model in negotiations with the Hotel. At this time, it does not appear that UNITE HERE has plans to involve the Hotel in any strike activity and management has not yet been able to estimate the effect of any new collective bargaining agreement on the operations of the Hotel.

Certain other employees of the Hotel are members of Stationary Engineers, Local 39 (the "Engineers") or Teamsters, Local 856 (the "Teamsters"). A new collective bargaining agreement was entered into between the Hotel and the Engineers on July 16, 2005 and that agreement runs through July 15, 2010. The Hotel and the Teamsters are covered by a letter of understanding that extends the existing collective bargaining agreement through August 23, 2006. The Teamsters have not made a demand for negotiations of the new collective bargaining agreement and there are currently no outstanding charges or disputes pending between the parties.

It is expected that the Dow will continue to work with the unions to negotiate new collective bargaining agreements and to implement any contingency plans, as may be necessary, to minimize the impact on operations should any union action be taken against the Hotel in the future.

Item 2.  Description of Property.

PROPERTIES

The newly opened Hilton San Francisco Financial District hotel is owned directly by the Partnership. The Hotel is centrally located near the Financial District, one block from the Transamerica Pyramid. The Embarcadero Center is within walking distance and North Beach is two blocks away. Chinatown is directly across the bridge that runs from the hotel to Portsmouth Square Park. The hotel is a 31-story (including parking garage), steel and concrete, A-frame building, which has 549 well appointed guest rooms and luxury suites situated on 22 floors as well as a 5,400 square foot Tru Spa health and beauty spa on the lobby level. The third floor houses the Chinese Culture Center and grand ballroom. The Hotel has approximately 15,000 square feet of meeting room space, including the grand ballroom. Other features of the Hotel include a rooftop swimming pool, 5-storied underground garage and pedestrian bridge across Kearny Street connecting the hotel and the Chinese Culture Center with Portsmouth Square Park in Chinatown. The bridge, built and owned by the partnership, is included in the lease to the Chinese Culture Center.

The Hotel is located in an area of intense competition from other hotels in the Financial District. Since the Hotel was just reopened under the Hilton brand after being closed for more than seven months for a substantial renovation project, some hotels may be better known to the business and leisure traveler. It may take some time for the Hotel, now operating as a Hilton, to gain recognition as a totally upgraded and higher level property after being under the Holiday Inn brand for almost 25 years. The Hotel is also somewhat limited by having only 15,000 square feet of meeting room space. Other hotels, with greater meeting room space, may have a competitive advantage by being able to attract larger groups and small conventions. Management, in conjunction with its management company Dow and Hilton, will make every effort to market the Hotel as an upscale property to business travelers, leisure customers and small to medium size groups. While it may take some time for the Hotel to be fully recognized and reach its full potential, Management believes that the substantial renovations made to the Hotel, coupled with the strength of the Hilton brand and its Hilton Honors program, have provided the foundation for the Hotel to meet or exceed all of its competition.

Since the Hotel was just totally renovated, there is no present program for any further major renovations; however, the Partnership expects to reserve approximately 3% of gross annual Hotel revenues for calendar year 2006 and 4% of gross annual Hotel revenues for each year thereafter for future capital requirements. In the opinion of management the property is adequately covered by insurance.

PROPERTY FINANCINGS

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

From the proceeds of the Prudential Loan, the Partnership retired its then existing line of credit in the approximate amount of $4,500,000, including accrued interest, and paid off a short term uncollateralized line of credit from United Commercial Bank in the amount of $2,007,000, including accrued interest.

On July 27, 2005, Justice also obtained a new $10,000,000 Revolving Line of Credit ("LOC") from United Commercial Bank. The term of the LOC is for 60 months, expiring on June 30, 2010, at an annual interest rate based on the index selected by Justice at the time of the request for each advance. The interest rate will either be a variable rate equal to The Wall Street Journal Prime Rate or the Libor Rate plus 2%, fixed for the period selected by the Partnership. The LOC is collateralized by a second deed of trust on the Hotel property. Interest only is payable monthly with principal and accrued interest due at maturity. On January 20, 2006, the Partnership obtained a $4,500,000 increase in its LOC, raising the total amount available to the Partnership to $14,500,000. The increase in the credit line is on the same terms as the existing line of credit with additional loan and documentation fees of $4,000. On May 23, 2006, Justice obtained a short term increase of its LOC of an additional $2,000,000, raising the total amount available to the Partnership to $16,500,000. If the short term increase is not paid off by December 31, 2006, UCB has the right to record a lien on the Hotel property for the additional $2,000,000. That increase is also on the same terms as the existing LOC, with additional documentation fees of $1,000. As of June 30, 2006, approximately $16,000,000 of the LOC was utilized.

The Prudential Loan and the LOC have provided Justice with sufficient financial resources for the Partnership to complete the substantial renovations to the Hotel required by its Franchise License Agreement with Hilton and to meet its debt service requirements and operating capital needs through the reopening of the Hotel and the period of time necessary to ramp up operations. The Hotel started to generate net operating income in June 2006. The Partnership also believes that there is sufficient equity in the Hotel assets to support future borrowings if necessary. The Partnership believes that the revenues expected to be generated from the Hotel operations for the fiscal year beginning July 1, 2006, and in the future, will be sufficient to meet all of its current and future obligations and financial requirements.

INVESTMENT POLICIES

The most significant real estate operation of the Company has been through its ownership interest in Justice Investors. The Company will continue to explore ways to increase the value of Justice Investors and to improve operations of the hotel.

The Company may also look for new real estate investment opportunities in hotels, apartments, office buildings and shopping centers. The acquisition of any new real estate investments will depend on the Company's ability to find suitable investment opportunities and the availability of sufficient financing to acquire such investments. To help fund any such acquisition, the Company plans to borrow funds to leverage its investment capital. The amount of any such debt will depend on a number of factors including, but not limited to, the availability of financing and the sufficiency of the acquisition property's projected cash flows to support the operations and debt service.

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

The Company's investment portfolio is diversified with 34 different equity positions. The Company holds seven individual equity securities that comprise individually more than 5% of the equity value of the portfolio, with the largest being 17.3%. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. As of June 30, 2006, the market value of the Company's marketable securities was $12,443,000.

The Company may also invest, with the approval of the Securities Investment Committee, in unlisted securities, such as convertible notes, through private placements including private equity investment funds. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments and reviewed for impairment on a periodic basis. As of June 30, 2006, the Company had other investments of $1,300,000.

The Company may also use exchange traded funds, options and futures to manage market risk against certain stock positions and index futures and to enhance the performance of the Company's portfolio while reducing the overall portfolio's risk and volatility. As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of June 30, 2006, the Company had obligations for securities sold (equities short) of $1,433,000.

The Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management and is subject to any internal investment guidelines, which may be imposed by the Securities Investment Committee. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations.
As of June 30, 2006, the Company had a margin balance of $5,538,000 and incurred $220,000 and $178,000 in margin interest during the fiscal years ended June 30, 2006 and June 30, 2005, respectively.

On July 18, 2003, the disinterested members of the Board of Directors established a performance based compensation program for the Company's CEO, John V. Winfield, to keep and retain his services as a direct and active manager of the Company's securities portfolio. The terms of that compensation arrangement is discussed in detail in Item 10 "Executive Compensation" of this Report. During the year ended June 30, 2006, no performance based compensation was earned by the Company's CEO. During fiscal year ended June 30, 2005, the Company paid $4,000 to the Company's CEO as performance based compensation related to the management of the securities portfolio.

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


Item 3.  LEGAL PROCEEDINGS

There are several pending claims against Justice Investors arising out of the renovation work done on its San Francisco Hotel property. Justice has disputed the requests for payment submitted by one of its general contractors, Allied Construction Management, Inc. ("Allied"), in the sum of $2,061,554. Allied has recorded a mechanic's lien in that amount against the Hotel property, which lien includes amounts due its subcontractors.

Allied has failed to timely pay a number of its subcontractors and eight of those subcontractors have also filed mechanics liens in the aggregate amount of approximately $1,756,016 against the Hotel property. Four of the subcontractors have filed suit, in San Francisco County Superior Court, against Allied, Justice and Dow to foreclose their mechanics liens. In one of those actions, Bacon Plumbing Co., Inc. and Golden Electric Company v. Allied Construction, et al., Case No. 06-455440, Allied filed a cross-complaint on September 13, 2006, against Justice, seven sub-contactors and others for breach of contract, open book account, account stated, quantum meruit, indemnity, declaratory relief and foreclosure of mechanics lien, alleging damages in the sum of $2,677,432 or according to proof. The cross-complaint also named Evon and Portsmouth as general partners of Justice. Allied has also filed a Notice of Related Cases to consolidate the other actions filed by the subcontractors and has served Justice with a Demand for Arbitration before the American Arbitration Association pursuant to the terms of its contract with Justice.

Justice, Evon and Portsmouth dispute the amounts of the claims asserted by Allied and its subcontractors and will vigorously defend these actions and will seek indemnification from Allied for the amounts alleged to be due its subcontractors. Since the actions were recently filed and no discovery has commenced, the outcome of such actions cannot be predicted at this time. Management believes that there are good and meritorious defenses to these actions and, based on the documentation submitted to date, that Justice has established reserves for these contingencies consistent with the terms and requirements of its contract with Allied. Management also believes that Portsmouth will not have any individual liability as a result of these actions.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.


                               PART II

Item 5.  Market For Common Equity and Related Stockholder Matters


MARKET INFORMATION

Portsmouth's common stock is traded on the OTC Bulletin Board under the symbol:
PRSI.OB The following table sets forth the range of high and low sale prices for Portsmouth's common stock for each full quarterly period for the fiscal years ended June 30, 2006 and June 30, 2005, respectively.

         Fiscal 2006                                High          Low
         -----------                                 ----          ---
      First Quarter (7/1 to 9/30)                  $ 41.00      $ 35.00
      Second Quarter (10/1 to 12/31)               $ 43.00      $ 40.10
      Third Quarter (1/1 to 3/31)                  $ 43.00      $ 34.50
      Fourth Quarter (4/1 to 6/30)                 $ 36.00      $ 30.00


         Fiscal 2005                                 High          Low
         -----------                                 ----          ---
      First Quarter (7/1 to 9/30)                  $ 25.50      $ 24.00
      Second Quarter (10/1 to 12/31)               $ 26.50      $ 24.10
      Third Quarter (1/1 to 3/31)                  $ 29.75      $ 25.01
      Fourth Quarter (4/1 to 6/30)                 $ 37.50      $ 28.00


HOLDERS

As of September 12, 2006, the number of holders of record of the Company's Common Stock was 214. Such number of owners was determined from the Company's shareholders records and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various brokers, clearing agencies or other nominees. Including beneficial holders there are approximately 338 shareholders of the Company's Common Stock.

DIVIDENDS

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

PURCHASES OF EQUITY SECURITIES

Portsmouth did not repurchase any of its own securities during the last quarter of its fiscal year ending June 30, 2006 and does not have any publicly announced repurchase program. The following table reflects purchases of Portsmouth's common stock made by The InterGroup Corporation, for its own account, during the last quarter of fiscal 2006. InterGroup can be considered an affiliated purchaser.

              SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                                            (c)Total Number         (d)Maximum Number
             (a)Total         (b)           of Shares Purchased     of Shares that May
Fiscal       Number of      Average         as Part of Publicly     Yet Be Purchased
 2006         Shares        Price Paid       Announced Plans         Under the Plans
Period       Purchased      Per Share         or Programs             or Programs
--------------------------------------------------------------------------------------
Month #1
(April 1-         -              -                 -                      N/A
April 30)
--------------------------------------------------------------------------------------
Month #2
(May 1-       5,200          $34.25                -                      N/A
May 31)
--------------------------------------------------------------------------------------
Month #3
(June 1-      4,500          $31.25                -                      N/A
June 30)
--------------------------------------------------------------------------------------
Total         9,700          $32.86                -                      N/A
--------------------------------------------------------------------------------------

Item 6. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "may," "could," "might" and similar expressions, are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, such as the impact of terrorism and war on the national and international economies, including tourism and securities markets, natural disasters, general economic conditions and competition in the hotel industry in the San Francisco area, labor relations and labor disruptions, partnership distributions, the ability to obtain financing at favorable interest rates and terms, securities markets, regulatory factors, litigation and other factors discussed below in this Report that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

The Company has a 50.0% ownership interest in the Justice Investors limited partnership ("Justice" or the "Partnership"), in which Portsmouth serves as one of the general partners. Justice owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California, now known as the Hilton San Francisco Financial District hotel (the "Hotel"). Historically, Justice's most significant income source was derived from a lease between the Partnership and Felcor Lodging Trust, Inc. ("Felcor") for the Hotel portion of the property, which Felcor operated as a Holiday Inn Select brand hotel. Pursuant to a Settlement Agreement entered into on May 3, 2004, Felcor agreed to terminate its lease and surrender possession of the Hotel to Justice, effective June 30, 2004.

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

Effective May 31, 2005, the Partnership temporarily closed down its Hotel operations to complete the renovations of the Hotel as required by the Hilton Agreement. The below ground parking garage and Tru Spa located on the lobby level of the Hotel, both of which are lessees of the Partnership, remained open during the renovation work.

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

As discussed more fully in the "Financial Condition and Liquidity" section herein, the Partnership has expended significant amounts of money to renovate and reposition the Hotel as Hilton. The total cost of the construction-renovation project of the Hotel was approximately $36.4 million, which excludes approximately $630,000 in interests costs incurred during for the construction phase that were capitalized.

To meet its substantial financial commitments for the renovation project and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, the Partnership obtained a first mortgage loan from The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum with monthly installments of principal and interest of approximately $165,000.

On July 27, 2005, Justice also obtained a $10,000,000 Revolving Line of Credit ("LOC") from United Commercial Bank ("UCB"). The term of the LOC is for 60 months at an annual interest rate, based on an index selected by Justice at the time of the advance, equal to the Wall Street Journal Prime Rate or the Libor Rate plus 2%, fixed for the period selected by the Partnership. The Loc is collateralized by a second deed of trust on the Hotel property. Interest only is payable monthly with principal and accrued interest due a maturity. On January 20, 2006, the Partnership obtained a $4,500,000 increase in its LOC, raising the total amount available to the Partnership pursuant to $14,500,000. The increase in the credit line is on the same terms as the existing line of credit with additional loan and documentation fees of $4,000. On May 23, 2006,

Justice obtained a short term increase of its LOC of an additional $2,000,000, raising the total amount available to the Partnership to $16,500,000. If the short term increase is not paid off by December 31, 2006, UCB has the right to record a lien on the Hotel property for the additional $2,000,000. That increase is also on the same terms as the existing LOC, with additional documentation fees of $1,000. As of June 30, 2006, approximately $16,000,000 of the LOC was utilized.

Justice does not anticipate paying any partnership distributions until some time after Hotel operations are fully stabilized under the Hilton brand and net income and capital requirements warrant such distributions. As a result, the Company will continue to depend more on the revenues generated from the investment of its cash and securities assets during that transition period.

Effective February 23, 2006, Justice Investors entered into an amended and restated compensation agreement with its general partners, Evon and Portsmouth. Pursuant to that agreement, Evon and Portsmouth are each to receive a total of $378,000 in repositioning fees as compensation for their services rendered to Justice with respect to repositioning the Hotel and restructuring its business and management subject to certain performance criteria. For fiscal year ended June 30, 2006, a total of $119,00050 in repositioning fees was paid to Portsmouth. An additional $100,000 in repositioning fees has been earned by Portsmouth and accrued by Justice but not yet paid.

In April 2006, the Company purchased a 0.20% limited partnership interest in Justice from another limited partner for $180,000, which brought Portsmouth's limited partnership interest in Justice to exactly 50.0%.


Fiscal Year Ended June 30, 2006 Compared to Fiscal Year Ended June 30, 2005

The Company had a net loss of $1,603,000 for the year ended June 30, 2006 compared to a net loss of $2,523,000 for the year ended June 30, 2005. The decrease in the net loss was primarily attributable to a significant change in the net gains(losses) on marketable securities to net gains of $1,449,000 for the year ended June 30, 2006 from net losses of $1,825,000 for the year ended June 30, 2005, partially offset by an increase in equity in net loss of Justice Investors to $4,275,000 for the year ended June 30, 2006 from a loss $2,091,000 for the year ended June 30, 2005. The Company's net loss was also reduced by the increase in management fees earned by the Company from Justice Investors to $271,000 from $121,000.

The Company's equity in net loss of Justice Investors increased to $4,275,000 for year ended June 30, 2006 from $2,091,000 for the year ended June 30, 2005. For the year ended June 30, 2006, the Justice Investors sustained a total net loss of $8,601,000 compared to a net loss of $4,221,000 for the year ended June 30, 2005. The increase in that net loss was primarily attributable to greater losses from the operations of the Hotel, increased general and administrative expenses for professional services and other costs associated with the repositioning and reopening of the Hotel, higher interest costs, insurance costs, property taxes and greater depreciation and amortization expenses resulting from the renovation of the Hotel.

For the year ending June 30, 2006, Justice had a net loss from Hotel operations of approximately $3,787,000 on revenues of approximately $9,054,000 compared to a net operating loss of approximately $1,734,000 on revenues of approximately $12,930,000 in fiscal 2005. Effective, May 31, 2005, the Partnership elected to close down its Hotel operations to complete the renovations of the Hotel as required by the Hilton Franchise Agreement. Since the Hotel did not reopen until January 12, 2006, less than six months of operating results from the

Hotel are included in fiscal 2006, while for the 2005 fiscal year eleven months of Hotel operating results were included. The increase in the net loss from Hotel operations was primarily due to approximately $1,230,000 in start up costs incurred for the reopening of the Hotel and higher operating expenses, including property taxes and sales and marketing costs as the Hotel ramped up its operations. Garage rent decreased to $945,000 from $1,005,000 primarily due to the Hotel being closed for almost seven months in fiscal 2006.

Average daily room rates for the Hotel increased to approximately $148 for fiscal 2006 (for five months of operations) from approximately $90 for fiscal 2005 (for 11 months of operations), while average monthly occupancy rates decreased to 52% in fiscal 2006 from approximately 65% in fiscal 2005. The increase in average daily room rates is primarily attributable to the renovation and repositioning of the Hotel as a Hilton making it possible to achieve higher room rates. The decrease in average monthly occupancy rates is primarily attributable to the fact that the Hotel opened with a limited number of rooms available in January 2006 and did not transition into full operations until the end of February 2006 and it took several months until the Hotel was able to reach a level where it began generating net operating income in June 2006. Management understands that such a ramp up period is typical in the industry for hotels that shut down operations for major renovations, especially for those hotels that reopen with a different brand. As a general partner of Justice, Portsmouth will continue to work diligently with Evon, Dow and Hilton to improve the operations of the Hotel.

As the result of management's increased involvement in overseeing Justice Investors and the Hotel, management fees from Justice Investors increased to $271,000 for the year ended June 30, 2006 as compared to $121,000 for the year ended June 30, 2005. The increase in the management fees is primarily related to an additional $150,000 in repositioning fees earned by the Company during the year ended June 30, 2006.

General and administrative expenses increased to $566,000 from $441,000 primarily as the result of the increase in accounting audit fees to $155,000 for fiscal year 2006 from $44,000 for fiscal year 2005.

Net gains(losses) on marketable securities changed significantly to net gains of $1,449,000 for the year ended June 30, 2006 from net losses of $1,825,000 for the year ended June 30, 2005. The change was due to the significant improvement in the performance of Company's investment portfolio during the year ended June 30, 2006. For the year ended June 30, 2006, the Company had net unrealized gains of $1,339,000 and net realized gains $110,000. For the year ended June 30, 2005, the Company had net unrealized losses of $2,384,000 and realized gains of $559,000. Gains and losses on marketable securities and other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities and other investments for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Dividend and interest income decreased to $211,000 for the year ended June 30, 2006 from $284,000 for the year ended June 30, 2005 as a result of the decreased investment in income yielding securities during the current fiscal year 2006.

Margin interest and trading expenses increased to $389,000 for the year ended June 30, 2006 from $350,000 for the year ended June 30, 2005. The increase is primarily due to the increase in margin interest expense to $220,000 for fiscal

2006 as compared to $178,000 for fiscal year 2005. The increase is due to the higher margin interest rates and the higher average daily margin balances.


MARKETABLE SECURITIES

As of June 30, 2006, the Company had investments in marketable equity securities of $12,443,000. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of June 30, 2006.

                                                             % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Newspapers and paper mills          $ 2,270,000               18.2%
   Insurance, banks and brokerages       1,878,000               15.1%
   Telecommunications and media          1,741,000               14.0%
   REITs and building materials          1,292,000               10.4%
   Consumer goods and retail             1,273,000               10.2%
   Services                              1,246,000               10.0%
   Technology, internet and computers      942,000                7.6%
   Pharmaceuticals and healthcare          796,000                6.4%
   Automobiles and motor vehicle parts     419,000                3.4%
   Utilities and energy                    224,000                1.8%
   Other                                   362,000                2.9%
                                        ----------              ------
                                       $12,443,000              100.0%
                                        ==========              ======


The Company's investment portfolio is diversified with 34 different equity positions. The Company holds seven individual equity securities that comprise individually more than 5% of the equity value of the portfolio, with the largest being 17.3%. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.


LIQUIDITY AND SOURCES OF CAPITAL

Prior to July 1, 2004, the Company's cash flows were primarily generated through its general and limited partnership interest in the Justice Investors limited partnership, which derived its income from its lease with Felcor and a lease with Evon. The Company also received monthly limited partnership distributions from Justice Investors as well as monthly management fees as a general partner. The Company also receives revenues generated from the investment of its cash and securities assets. Since the Partnership closed down the operations of the Hotel on May 31, 2005 and has expended significant amounts of money to renovate and reposition the Hotel as a Hilton, it will not be paying any monthly limited partnership distributions until some time after operations commence and stabilize under the Hilton brand. As a result, the Company has had to depend more on the revenues generated from the investment of its cash and securities assets during that transition period.

Prior to operating the hotel as a Hilton, the Partnership was required to make substantial renovations to the hotel to meet Hilton standards in accordance with a product improvement plan agreed upon by Hilton and the Partnership, as well as complying with other brand standards. The total cost of the construction-renovation project of the Hotel was approximately $36.4 million, which excludes approximately $630,000 in interest costs incurred during for the construction phase that were capitalized.

To meet its substantial financial commitments for the renovation project and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan (the "Prudential Loan") with The Prudential Insurance Company of America in a principal amount of $30,000,000. The term of the Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 360 month amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Loan is without recourse to the limited and general partners of Justice.

On July 27, 2005, Justice also obtained a $10,000,000 Revolving Line of Credit ("LOC") from United Commercial Bank ("UCB"). The term of the LOC is for 60 months at an annual interest rate, based on an index selected by Justice at the time of the advance, equal to the Wall Street Journal Prime Rate or the Libor Rate plus 2%, fixed for the period selected by the Partnership. The Loc is collateralized by a second deed of trust on the Hotel property. Interest only is payable monthly with principal and accrued interest due a maturity. On January 20, 2006, the Partnership obtained a $4,500,000 increase in its LOC, raising the total amount available to the Partnership pursuant to $14,500,000. The increase in the credit line is on the same terms as the existing line of credit with additional loan and documentation fees of $4,000. On May 23, 2006, Justice obtained a short term increase of its LOC of an additional $2,000,000, raising the total amount available to the Partnership to $16,500,000. If the short term increase of is not paid off by December 31, 2006, UCB has the right to record a lien on the Hotel property for the additional $2,000,000. That increase is also on the same terms as the existing LOC, with additional documentation fees of $1,000. As of June 30, 2006, approximately $16,000,000 of the LOC was utilized.

The Prudential Loan and the LOC have provided Justice with sufficient financial resources for the Partnership to complete the substantial renovations to the Hotel required by its Franchise License Agreement with Hilton and to meet its debt service requirements and operating capital needs through the reopening of the Hotel and the period of time necessary to ramp up operations. The Hotel started to generate net operating income from its operations in June 2006. The Partnership also believes that there is sufficient equity in the Hotel assets to support future borrowings if necessary. The Partnership believes that the revenues expected to be generated from the Hotel operations after July 1, 2006 will be sufficient to meet all of its current and future obligations and financial requirements.

The additional amount of leverage related to the Prudential Loan and the utilization of the LOC and the associated debt service will create additional risk for the Partnership and its ability to generate cash flows in the future since the Hotel asset has been virtually debt free for many years. The

Partnership does not anticipate paying any partnership distributions until some time after operations stabilize under the Hilton brand and net income and capital requirements warrant such distributions. As a result, the Company may have to depend more on the revenues generated from the investment of its cash and securities assets during that transition period.

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

MATERIAL CONTRACTS

The Company does not have any material contractual obligations or commercial commitments.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.

IMPACT OF INFLATION

Hotel room rates are typically impacted by supply and demand factors, not inflation, since rental of a hotel room is usually for a limited number of nights. Room rates can be, and usually are, adjusted to account for inflationary cost increases. To the extent that the Hotel is able to adjust room rates, there should be minimal impact on partnership revenues due to inflation. Partnership revenues are also subject to interest rate risks, which may be influenced by inflation. For the two most recent fiscal years, the impact of inflation on the Company's income is not viewed by management as material.


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

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net unrealized gains or losses included in the statement of operations.

Item 7. Financial Statements


INDEX TO FINANCIAL STATEMENTS                                    PAGE

Report of Independent Registered Public Accounting Firm           23

Balance Sheet - June 30, 2006                                     24

Statements of Operations - For
  Year Ended June 30, 2006 and
  Year Ended June 30, 2005                                        25

Statements of Shareholders' Equity - For
  Year Ended June 30, 2006 and
  Year Ended June 30, 2005                                        26

Statements of Cash Flows - For
  Year Ended June 30, 2006 and
  Year Ended June 30, 2005                                        27

Notes to the Financial Statements                                 28



          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Portsmouth Square, Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Portsmouth Square, Inc., and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

Irvine, California
September 27, 2006

                          PORTSMOUTH SQUARE, INC.
                               BALANCE SHEET


As of June 30,                                                  2006
                                                             ----------
ASSETS

  Cash and cash equivalents                                $    108,000
  Investment in marketable securities                        12,443,000
  Other investments                                           1,300,000
  Other assets                                                1,466,000
                                                             ----------
    Total assets                                           $ 15,317,000
                                                             ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Accounts payable and accrued expenses                    $    185,000
  Due to securities broker                                    5,538,000
  Obligations for securities sold                             1,433,000
  Equity investment in Justice Investors                      2,634,000
                                                             ----------
    Total liabilities                                         9,790,000
                                                             ----------

Commitments and contingencies

Shareholders' equity
  Common stock, no par value:
    Authorized shares - 750,000
    Issued and outstanding shares - 734,183                   2,092,000
  Additional paid-in-capital                                    916,000
  Retained earnings                                           2,519,000
                                                             ----------
    Total shareholders' equity                                5,527,000
                                                             ----------
    Total liabilities and shareholders' equity             $ 15,317,000
                                                             ==========


The accompanying notes are an integral part of the financial statements.

                            PORTSMOUTH SQUARE, INC.
                           STATEMENTS OF OPERATIONS


For the year ended June 30,                           2006           2005
                                                  ----------     ----------
  Equity in net loss of Justice Investors        $(4,275,000)   $(2,091,000)
  Management fees from Justice                       271,000        121,000
  General and administrative expense                (566,000)      (441,000)
                                                  ----------     ----------
                                                  (4,570,000)    (2,411,000)
                                                  ----------     ----------

  Net gains(losses) on marketable securities       1,449,000     (1,825,000)
  Impairment loss on other investments                (8,000)             -
  Dividend and interest income                       211,000        284,000
  Margin interest and trading expenses              (389,000)      (350,000)
                                                  ----------     ----------
                                                   1,263,000     (1,891,000)
                                                  ----------     ----------

Loss before income taxes                          (3,307,000)    (4,302,000)

Provision for income tax benefit                   1,704,000      1,779,000
                                                  ----------     ----------
Net loss                                         $(1,603,000)   $(2,523,000)
                                                  ==========     ==========

Basic loss per share                             $     (2.18)   $     (3.44)
                                                  ==========     ==========

Weighted average number of
  shares outstanding                                 734,183        734,183
                                                  ==========     ==========


The accompanying notes are an integral part of the financial statements.

                             PORTSMOUTH SQUARE, INC.
                        Statements of Shareholders' Equity


                   Common Stock        Additional
                --------------------    Paid-In      Retained
                Shares      Amount      Capital      Earnings     Total
                -------   ----------   ----------   ---------   ----------

Balance at
June 30, 2004  734,183   $2,092,000   $  916,000  $6,645,000  $ 9,653,000

Net loss                                          (2,523,000)  (2,523,000)

                -------   ----------   ---------- ---------    ----------
Balance at
June 30, 2005  734,183   $2,092,000   $  916,000  $4,122,000  $ 7,130,000


Net loss                                          (1,603,000)  (1,603,000)

                -------   ----------   ---------- ---------    ----------
Balance at
June 30, 2006   734,183   $2,092,000  $  916,000  $2,519,000  $ 5,527,000
                =======    =========   ==========  =========   ==========


The accompanying notes are an integral part of the financial statements.

                            PORTSMOUTH SQUARE, INC.
                           STATEMENTS OF CASH FLOWS


For the year ended June 30,                          2006           2005
                                                  ----------     ----------

Cash flows from operating activities:
  Net loss                                       $(1,603,000)   $(2,523,000)
  Adjustments to reconcile net loss
   to net cash provided by(used in)
   operating activities:
    Equity in net loss of Justice Investors        4,275,000      2,091,000
    Net unrealized (gains)losses on
     marketable securities                        (1,339,000)     2,384,000
    Impairment loss on other investments               8,000              -
    Changes in assets and liabilities:
      Investment in marketable securities         (3,521,000)     8,178,000
      Other assets                                (1,354,000)      (360,000)
      Accounts payable and accrued expenses          116,000     (1,499,000)
      Due to securities broker                     3,488,000     (4,700,000)
      Obligations for securities sold                198,000     (3,663,000)
                                                  ----------     ----------
  Net cash provided by(used in) operating
   activities                                        268,000        (92,000)
                                                  ----------     ----------

Cash flows from investing activities:
  Investment in Justice Investors                   (180,000)             -
                                                  ----------     ----------
  Net cash used in investing activities             (180,000)             -
                                                  ----------     ----------

Cash flows from financing activities:
  Dividends paid                                           -              -
                                                  ----------     ----------
  Net cash used in financing activities                    -              -
                                                  ----------     ----------
Net increase(decrease) in cash and cash
 Equivalents                                          88,000        (92,000)

Cash and cash equivalents at the beginning
 of the period                                        20,000        112,000
                                                  ----------     ----------
Cash and cash equivalents at the end of the
 period                                          $   108,000    $    20,000
                                                  ==========     ==========

Supplemental information:
  Net income tax refund                          $   475,000    $         -
                                                  ==========     ==========
  Margin interest paid                           $   220,000    $   178,000
                                                  ==========     ==========


The accompanying notes are an integral part of the financial statements.

                            PORTSMOUTH SQUARE, INC.
                       NOTES TO THE FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business

As of June 30, 2006, Santa Fe Financial Corporation ("Santa Fe"), a public company, owns approximately 68.8% of the outstanding common shares of Portsmouth Square, Inc. ("Portsmouth" or the "Company"). Santa Fe is a 74%- owned subsidiary of The InterGroup Corporation ("InterGroup), a public company.

Portsmouth's primary business is conducted through its general and limited partnership interest in Justice Investors, a California limited partnership ("Justice" or the "Partnership"). In April 2006, the Company purchased a 0.20% limited partnership interest in Justice from another limited partner for $180,000, which brought Portsmouth's limited partnership interest in Justice to exactly 50.00%. Justice owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California, formerly known as the Holiday Inn Select Downtown & Spa. Historically, Justice's most significant income source was a lease between the Partnership and Felcor Lodging Trust, Inc. ("Felcor") for the Hotel portion of the property. Pursuant to a Settlement Agreement entered into on May 3, 2004, Felcor agreed to terminate its lease and surrender possession of the Hotel to Justice, effective June 30, 2004.

With the termination of the Hotel Lease, Justice assumed the role of an owner operator of the Hotel on July 1, 2004. On May 19, 2004, Justice entered into a third party Management Agreement with Dow Hotel Company to operate and manage the Hotel as an agent of the Partnership, effective July 1, 2004. On December 10, 2004, the Partnership entered into a Franchise License Agreement with Hilton Hotels Corporation (the "Hilton Franchise Agreement") for the right to operate the Hotel as a Hilton brand hotel. Prior to operating as a Hilton, the Partnership was required to make substantial renovations to the Hotel. The Partnership elected to shut down the operations of the Hotel, effective May 31, 2005, to complete those renovations. The Hotel renovation work was substantially completed on January 12, 2006 at which time the Partnership obtained approval from Hilton to open the Hotel as the "Hilton San Francisco Financial District". The Hotel opened with a limited number of rooms available to rent, which increased as the Hotel transitioned into full operations by the end of February 2006.

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

Other Investments

Other investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments and reviewed for impairment on a periodic basis.

Due to Securities Broker

Various securities brokers have advanced funds to the Company for the purchase of marketable securities under standard margin agreements. These advanced funds are recorded as a liability.


Obligations for Securities Sold

Obligations for securities sold represents the fair market value of shares sold with the promise to deliver that security at some future date and the fair market value of shares underlying the written call options with the obligation to deliver that security when and if the option is exercised. The obligation may be satisfied with current holdings of the same security or by subsequent purchases of that security. Unrealized gains and losses from changes in the obligation are included in the statement of operations.


Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, marketable securities, amounts due to securities broker and obligations for securities sold approximates fair market value.

Environmental Remediation Costs

Liabilities for environmental remediation costs are recorded and charged to expense when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Recoveries of such costs are recognized when received. As of June 30, 2006, there were no liabilities for environmental remediation.

The Company adopted Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143" ("FIN 47") during the fiscal year ended June 30, 2006. FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the Company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and
(or) method of settlement. Accordingly, the Company is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The adoption of FIN 47 did not have any impact on the Company's balance sheet as of June 30, 2006 or its statements of operations or its statements of cash flows for the years ended June 30, 2006 and June 30, 2005.

Revenue Recognition

The Company's primary source of revenue is from its 50% interest in Justice Investors, a limited partnership which owns and leases a hotel in San Francisco, California, in which the Company is both a general and a limited partner. The Company accounts for its investment in Justice Investors under the equity method. The Company records 50% of any loss or income from Justice Investors on quarterly basis and this amount is disclosed on the statement of operations under equity in net income(loss) of Justice Investors.

Basic Earnings per Share

Basic earnings per share are calculated based upon the weighted average number of common shares outstanding during each fiscal year. As of June 30, 2006 and June 30, 2005, the Company did not have any potentially dilutive securities outstanding; and therefore, does not report diluted earnings per share.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance is also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact, if any, of FIN 48 on its financial statements.

NOTE 2 - INVESTMENT IN JUSTICE INVESTORS

The Company has a 50.0% interest in Justice in which Portsmouth serves as both a general and limited partner. The Company's investment in Justice is recorded on the equity basis. The other general partner, Evon Corporation ("Evon"), serves as the managing general partner of Justice. Justice owns the land, improvements and leaseholds now known as the Hilton San Francisco Financial District, a 549-room hotel in San Francisco, California (the "Hotel").

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

The total cost of the construction-renovation project of the Hotel was approximately $36.4 million, which excludes approximately $630,000 in interest costs incurred during for the construction phase that were capitalized.

The Company's investment in Justice is recorded on the equity basis. Due to continuing losses incurred by the Partnership during the renovation and repositioning of the Hotel, the Company's equity in its investment in Justice is currently carried as a liability on the Balance Sheet as of June 30, 2006.

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

During the fiscal quarter ended March 31, 2006, Portsmouth conducted an assessment of its general and limited interest in Justice Investors under the new guidance provided by SOP 78-9-1. The Company determined that, under the limited partnership agreement, the limited partners of Justice do not have either "kick out rights" to remove Portsmouth as a general partner or "substantive participating rights" to direct the business of the Partnership. Significant in that assessment is the fact that the limited partners of Justice do not have the ability to dissolve (liquidate) the Partnership and effectively remove the general partners without the participation and consent of Portsmouth's 50.0% limited partnership interest since any action to sell the Partnership real property and dissolve the Partnership requires the approval of partners entitled to more than 72% of the net profit of the Partnership. Based on its assessment, Portsmouth has concluded that rights of the limited partners under the Partnership agreement do not overcome the presumption that Portsmouth, as a general partner and a significant limited partner, controls the Partnership in accordance with guidance set forth in FSP SOP 78-9-1. Thus, Portsmouth will be able to consolidate Justice and apply the principles of accounting applicable for investments in subsidiaries due to its substantial limited partnership interest and general partnership rights.

Portsmouth will apply the guidance of FSP SOP 78-9-1 in its financial statements issued for the first reporting period of its fiscal year beginning July 1, 2006.

Condensed financial statements for Justice Investors are as follows:


                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

As of June 30,                                                 2006
                                                            ----------
Assets
Cash                                                      $  2,352,000
Other assets                                                 2,057,000
Property, plant and equipment, net of
  accumulated depreciation of $14,814,000                   42,146,000
Land                                                         1,124,000
                                                            ----------
    Total assets                                          $ 47,679,000
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                 $  6,647,000
Long term debt                                              45,719,000
Partners' capital deficit                                   (4,687,000)
                                                            ----------
    Total liabilities and partners' capital               $ 47,679,000
                                                            ==========


                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the year ended June 30,                    2006            2005
                                            ----------      ----------
Hotel revenue                            $   9,054,000    $ 12,930,000
Garage rent                                    945,000       1,005,000
Other income(loss)                          (2,195,000)         53,000
Operating expenses                         (16,405,000)    (16,218,000)
Loss on disposition of assets                        -      (1,991,000)
                                            ----------      ----------
Net loss                                 $  (8,601,000)   $ (4,221,000)
                                            ==========      ==========


NOTE 3 - INVESTMENT IN MARKETABLE SECURITIES AND OTHER INVESTMENTS

At June 30, 2006, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included in the statement of operations. Trading securities are summarized as follows:

As of June 30, 2006:
                               Gross         Gross            Net            Market
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
Corporate
Equities  $ 10,147,000    $ 2,567,000     ($  271,000)      $ 2,296,000    $12,443,000


As of June, 2006, the Company had $22,000 of unrealized losses related to securities held for over one year.

As part of the investment strategies, the Company may assume short positions against its long positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities and/or to provide additional return opportunities. The Company has no naked short positions. As of June 30, 2006, the Company had obligations for securities sold (equities short) of $1,433,000.

Net gains on marketable securities on the statement of operations are comprised of realized and unrealized gains. Below is the composition of the two components for the year ended June 30, 2006 and 2005, respectively.

For the year ended June 30,                           2006             2005
                                                  -----------      -----------
Realized gain on marketable securities            $   110,000      $   559,000
Unrealized gain(loss) on marketable securities      1,339,000       (2,384,000)
                                                  -----------      -----------
Net gains(losses) on marketable securities          1,449,000      $(1,825,000)
                                                  ===========      ===========


NOTE 4 - INCOME TAXES

The provision for income taxes benefit (expense) consists of the following:

For the year ended June 30,             2006           2005
                                     ----------     ----------
  Federal
    Current                         $         -    $         -
    Deferred                          1,250,000      1,400,000
                                     ----------     ----------
                                      1,250,000      1,400,000
                                     ----------     ----------
  State
    Current                              67,000         (1,000)
    Deferred                            387,000        380,000
                                     ----------     ----------
                                        454,000        379,000
                                     ----------     ----------
                                    $ 1,704,000    $ 1,779,000
                                     ==========     ==========


A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

For the year ended June 30,               2006           2005
                                         ------         ------
  Statutory federal tax rate               34.0%          34.0%
  State income taxes, net of
   federal tax benefit                      9.8            5.8
  Other                                     7.8            1.5
                                         ------         ------
                                           51.6%          41.3%
                                         ======         ======

The components of the Company's deferred tax assets and (liabilities) as of June 30, 2006 are as follows:

  Net operating loss carryforward                  $ 2,581,000
  Capital loss carry-over                              190,000
  Other                                                319,000
  Unrealized gains on marketable securities           (984,000)
  Basis difference in Investment in Justice           (831,000)
  State taxes                                          (85,000)
                                                     ---------
  Net deferred tax asset                           $ 1,190,000
                                                     =========

The total net deferred tax asset of $1,190,000 is included in other assets on the balance sheet.

As of June 30, 2006, the Company had federal and state operating loss carryforwards of $6,088,000 and $5,781,000, respectively. These carryforwards begin to expire in 2025 for federal purposes and 2015 for state purposes. The Company also has capital loss carryovers for federal and state purposes $414,000 and $556,000, respectively, which expire in varying amounts through 2011.


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

Information below represents reported segments for the years ended June 30, 2006 and 2005. Operating income from Justice Investors consists of the operations of the hotel and garage included in the equity in net income(loss) of Justice Investors. Operating income for investment transactions consist of net investment gains(losses) and dividend and interest income.

For the year ended            Justice      Investment
June 30, 2006                Investors    Transactions     Other          Total
                            -----------   -----------   -----------   ------------
Operating income(loss)      $(4,004,000)  $ 1,652,000  $          -   $ (2,352,000)
Operating expenses                    -      (389,000)            -       (389,000)
                            -----------   -----------   -----------   ------------
Net operating loss           (4,004,000)    1,263,000             -     (2,741,000)

General and administrative
  expenses                            -             -      (566,000)      (566,000)
Income tax benefit                    -             -     1,704,000      1,704,000
                            -----------   -----------   -----------   ------------
Net income(loss)            $(4,004,000)  $ 1,263,000   $ 1,138,000   $ (1,603,000)
                            ===========   ===========   ===========   ============
Total Assets                $         -   $13,743,000   $ 1,574,000   $ 15,317,000
                            ===========   ===========   ===========   ============

For the year ended            Justice      Investment
June 30, 2005                Investors    Transactions     Other          Total
                            -----------   -----------   -----------   ------------
Operating loss              $(1,970,000)  $(1,541,000) $          -   $ (3,511,000)
Operating expenses                    -      (350,000)            -       (350,000)
                            -----------   -----------   -----------   ------------
Net operating loss           (1,970,000)   (1,891,000)           -      (3,861,000)

General and administrative
  expenses                            -             -      (441,000)      (441,000)
Income tax benefit                    -             -     1,779,000      1,779,000
                            -----------   -----------   -----------   ------------
Net income(loss)            $(1,970,000)  $(1,891,000)  $ 1,338,000   $ (2,523,000)
                            ===========   ===========   ===========   ============
Total Assets                $ 1,463,000   $ 8,889,000   $   578,000   $ 10,930,000
                            ===========   ===========   ===========   ============


NOTE 6 - RELATED PARTY TRANSACTIONS

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated among the Company, the Company's parent, Santa Fe Financial Corporation ("Santa Fe"), and The InterGroup Corporation ("InterGroup"), parent of Santa Fe, based on management's estimate of the pro rata utilization of resources. For the years ended June 30, 2006 and 2005, these expenses were approximately $80,000 and $83,000 respectively. Four of the Company's Directors serve as directors of InterGroup and three of the Company's Directors serve on the Board of Santa Fe.

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

The Company's CEO, based on the results of the Company's investment portfolio, did not earn any performance based compensation for the year ended June 30, 2006 and was paid a performance bonus of $4,000 for the year ended June 30, 2005.


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

Item 8B. Other Information.

None.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of September 15, 2006.

                                 Present
                                 Position           Director
     Name             Age     With the Company        Since      Term to Expire
------------------------------------------------------------------------------------
John V. Winfield      59      Chairman, President     1996       2006 Annual Meeting
                              and Chief Executive
                              Officer (1)

Jerold R. Babin       74      Director                1996       2006 Annual Meeting

Josef A. Grunwald     58      Director                1996       2006 Annual Meeting

John C. Love          65      Director (1)(2)(3)      1998       2006 Annual Meeting

William J. Nance      62      Director (1)(2)(3)      1996       2006 Annual Meeting

Michael G. Zybala     54      Vice President,         N/A        N/A
                              Secretary, and
                              General Counsel(3)

David T. Nguyen       33      Treasurer and           N/A        N/A
                              Controller

-----------------------------------------------
(1)  Member of Securities Investment Committee
(2)  Member of Audit Committee
(3)  Member of Special Hotel Committee


BUSINESS EXPERIENCE:

The principal occupation and business experience during the last five years for each of the Directors and Executive Officers of the Company are as follows:

John V. Winfield - Mr. Winfield was first elected to the Board in May of 1996 and currently serves as the Company's Chairman of the Board, President and Chief Executive Officer. Mr. Winfield is also Chairman of the Board, President and Chief Executive Officer of Portsmouth's parent company Santa Fe Financial Corporation ("Santa Fe"), a public company, having held those positions since April 1996. Mr. Winfield is also Chairman of the Board, President and Chief Executive Officer of Santa Fe's parent company, The InterGroup Corporation ("InterGroup"), a public company, and has held those positions since 1987.

Jerold R. Babin - Mr. Babin was appointed as a Director of the Company on February 1996. Mr. Babin has been a retail securities broker for the past 38 years. From 1989 to present, he has worked for Prudential Securities (now Wachovia Securities) where he currently holds the title of First Vice-President.

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

John C. Love - Mr. Love was appointed a Director of the Company on March 5, 1998. Mr. Love is an international hospitality and tourism consultant and a hotel broker. He was formerly a partner in the national CPA and consulting firm of Pannell Kerr and Forster. Mr. Love has extensive experience in hotel development, acquisition and development. He is Chairman Emeritus of Golden Gate University in San Francisco. Mr. Love is also a Director of Santa Fe, having first been appointed in March 2, 1999 and a Director of InterGroup, having first been appointed in January 1998.

William J. Nance - Mr. Nance was first elected to the Board in May 1996. Mr. Nance is also a Director of Santa Fe having held that position since May 1996. He is the President and CEO of Century Plaza Printers, Inc., a company he founded in 1979. He has also served as a consultant in the acquisition and disposition of multi-family and commercial real estate. Mr. Nance is a Certified Public Accountant and, from 1970 to 1976, was employed by Kenneth Leventhal & Company where he was a Senior Accountant specializing in the area of REITS and restructuring of real estate companies, mergers and acquisitions, and all phases of real estate development and financing. Mr. Nance is a Director of InterGroup and has held such positions since 1984. Mr. Nance also serves as a director of Goldspring, Inc., a public company.

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

Procedures for Recommendations of Nominees to Board of Directors

There have been no changes to the procedures previously disclosed by which security holders may recommend nominees to the Company's Board of Directors.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and each beneficial owner of more than ten percent of the Common Stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2006 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.


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

                           SUMMARY COMPENSATION TABLE

                                         Annual Compensation
                              --------------------------------------------
                                                              Other Annual       All Other
Name and Principal Position    Year    Salary       Bonus    Compensation (2)   Compensation
---------------------------    ----    ------     --------   ----------------   ------------
John V. Winfield               2006    $127,500   $      -(1)    $6,000          $17,000(3)
Chairman, President and        2005    $127,500   $  4,000(1)    $6,000          $17,000(3)
Chief Executive Officer        2004    $ 91,800   $407,000(1)    $6,000          $17,000(3)

-----------------------

(1) Amounts shown reflect a performance bonus, approved by the disinterested members of the Board of Directors, based on the results of Mr. Winfield's management of the Company's securities portfolio for the fiscal years ended June 30, 2006, June 30, 2005 and June 30, 2004.

(2) Amounts shown reflect regular Directors fees.

(3) During fiscal years 2006, 2005 and 2004, the Company also paid annual premiums of $17,000 for a split dollar whole life insurance policy, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. This policy was obtained in December 1998 and provides for a death benefit of $1,000,000. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

As a small business issuer, Portsmouth has no compensation committee. Executive Officer compensation is set by disinterested members of the Board of Directors. Portsmouth has no stock option plan or stock appreciation rights for its executive officers. The Company has no pension or long-term incentive plans. There are no employment contracts between Portsmouth and any executive officer, and there are no termination-of-employment or change-in-control arrangements.

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


                           DIRECTOR COMPENSATION

The bylaws of Portsmouth permit directors to be paid a fixed sum for attendance at each meeting of the Board or a stated salary as director. Each director is paid a fee of $1,500 per quarter for a total annual compensation of $6,000. This policy has been in effect since July 1, 1985. Members of the Company's Audit Committee also receive a fee of $500 per quarter. Directors and Committee members are also reimbursed for their out-of-pocket travel costs to attend meetings.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters

The following table sets forth, as of September 12, 2006, certain information with respect to the beneficial ownership of Common Stock owned by (i) those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock, (ii) each Director and Executive Officer, and (iii) all Directors and Executive Officers as a group.

Name and Address of                 Amount and Nature            Percent of
Beneficial Owner                   of Beneficial Owner(1)         Class (2)
-------------------                -------------------           ----------

John V. Winfield                              0                        *
820 Moraga Drive
Los Angeles, CA 90049

Jerold R. Babin                          48,345(3)                   6.6%
555 California Street
Suite 2300
San Francisco, CA 94104

Josef A. Grunwald                             0                        *
820 Moraga Drive
Los Angeles, CA 90049

John C. Love                                  0                        *
820 Moraga Drive
Los Angeles, CA 90049

William J. Nance                              0                        *
820 Moraga Drive
Los Angeles, CA 90049

Michael G. Zybala                             0                        *
820 Moraga Drive
Los Angeles, CA 90049

David T. Nguyen
820 Moraga Drive
Los Angeles, CA                               0                        *

Santa Fe Financial Corporation          582,937(4)                  79.4%
and The InterGroup Corporation
820 Moraga Drive
Los Angeles, CA 90049

All of the above as a group             631,282                     86.0%
---------------------------

* Ownership does not exceed 1%

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated based of 734,183 shares of Common Stock issued and outstanding as of September 12, 2006.

(3) Jerold R. Babin claims sole voting power over the 48,345 shares identified herein, of which he has sole dispositive power over 9,667 held in his retirement account. He claims shared dispositive power with his wife over the 38,478 shares which they hold as trustees of a family trust.

(4) Santa Fe Financial Corporation is the record and beneficial owner of 505,437 shares of the Common Shares of Portsmouth and 77,500 shares are owned by Santa Fe's parent company, The InterGroup Corporation. As directors of Santa Fe and InterGroup, Messrs. Winfield, Nance and Love have the power to direct the vote of the shares of Portsmouth owned by Santa Fe and InterGroup.


Security Ownership of Management in Parent Corporation.

As of September 12, 2006, John V. Winfield is the beneficial owner of 49,400 shares of the common stock of Portsmouth's parent corporation, Santa Fe. The InterGroup Corporation is the beneficial owner of 919,164 shares of common stock of Santa Fe. Pursuant to a Voting Trust Agreement dated June 30, 1998, InterGroup also has the power to vote the 49,400 shares of common stock owned by Mr. Winfield giving it a total of 968,654 voting shares, which represents 78.0% of the voting power of Santa Fe. As President, Chairman of the Board and a 62.5% shareholder of InterGroup, Mr. Winfield has voting and dispositive power over the shares owned of record and beneficially by InterGroup. No other director or executive officer of Portsmouth has a beneficial interest in Santa Fe's shares.


Changes in Control Arrangements.

There are no arrangements that may result in a change in control of Portsmouth.


Securities Authorized for Issuance Under Equity Compensation Plans.

Portsmouth has no securities authorized for issuance under any equity compensation plans.


Item 12. Certain Relationships and Related Transactions

As of September 12, 2005, Santa Fe and InterGroup owned 79.4% of the common stock of Portsmouth, and InterGroup and John V. Winfield, in the aggregate, owned approximately 78.0% of the voting stock of Santa Fe. Certain costs and expenses, primarily rent, insurance and general administrative expenses, are allocated between the Company, Santa Fe, and InterGroup based on management's estimate of the utilization of resources. Effective June 30, 1998, certain accounting and administrative functions of the Company and its subsidiaries, were transferred to the Los Angeles, California offices of InterGroup. During the fiscal years ended June 30, 2006 and 2005, the Company made payments to InterGroup in the total amount of approximately $80,000 and $83,000, respectively, for administrative costs and reimbursement of direct and indirect costs associated with the management of the Company and its investments, including the Partnership asset.

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

On July 18, 2003, the disinterested members of the Board of Directors established a performance based compensation program for the Company's CEO to keep and retain his services as a direct and active manager of the Company's securities portfolio. Pursuant to the criteria established by the Board, Mr. Winfield is entitled to performance compensation for his management of the Company's securities portfolio equal to 20% of all net investment gains generated in excess of the performance of the S&P 500 Index. Compensation amounts are calculated and paid quarterly based on the results of the Company's investment portfolio for that quarter. Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. On February 26, 2004, the Board of Directors amended the performance threshold to require an annualized return equal to the Prime Rate of Interest (as published in the Wall Street Journal) plus 2% instead of the S&P 500 Index, effective with the quarterly period commencing January 1, 2004. For the fiscal year ended June 30, 2005, Mr. Winfield was paid performance based compensation of $4,000. No performance bonus was paid for the fiscal year ended June 30, 2006. This performance based compensation program may be further modified or terminated at the discretion of the Board.

In December 1998, the Board of Directors authorized the Company to obtain whole life insurance and split dollar insurance policies covering the Company's President and Chief Executive Officer, Mr. Winfield. During fiscal 2006 and 2005, the Company paid annual premiums of $17,000 for the split dollar whole life insurance policy, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

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

(a) Listing of Exhibits by Table Number
    -----------------------------------

Set forth below is an index of applicable exhibits filed with this report according to exhibit table number.

     Exhibit                                                      Page
     -------                                                      ----

     3.(i)  Articles of Incorporation                              *
       (ii) Bylaws (amended February 16, 2000)                     **

     4.     Instruments defining the rights of Security            *
            Holders, including indentures (see Articles of Incorporation and Bylaws)

     10.    Material Contracts:

            10.1 Amended and Restated General Partner Compensation Agreement, dated February 23, 2006

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

(c) Financial Statements and Schedules Required by Regulation S-X

The following financial statements of Justice Investors are included in
Item 13:
                                                              PAGE
                                                              ----
(1) Report on Audit of Financial Statements of
    Justice Investors for the twelve months ended
    June 30, 2006:

Report of Independent Registered Public                        F-1
  Accounting Firm dated August 4, 2006

Consolidating Balance Sheet - June 30, 2006                    F-2

Consolidating Statement of Operations and Partners'            F-3
  Capital for the twelve months ended June 30, 2006

Consolidating Statement of Cash Flows for the                  F-4
  twelve months ended June 30, 2006

Notes to the Consolidating Financial Statements                F-5

Supplemental Schedules                                         F-17


(2) Report on Audit of Financial Statements of
    Justice Investors for the six months ended June 30, 2005 with the consolidated totals for the year ended December 31, 2004:

Report of Independent Registered Public                        F-21
  Accounting Firm dated August 1, 2005

Consolidating Balance Sheets - June 30, 2005 and               F-22
  December 31, 2004

Consolidating Statements of Income and Partners'               F-23
  Capital - six months ended June 30, 2005 and year ended December 31, 2004

Consolidating Statement of Cash Flow - six months              F-24
  ended June 30, 2005 and year ended December 30, 2004

Notes to the Consolidating Financial Statements                F-25

Supplemental Schedules                                         F-37
----------------------

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Item 14.  Principal Accountant Fees and Services.

Audit Fees - The aggregate fees billed for each of the last two fiscal years ended June 30, 2006 and 2005 for professional services rendered by PricewaterhouseCoopers LLP, the independent registered public accounting firm for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years, were as follows:

                                              Fiscal Year
                                       -------------------------
                                         2006             2005
                                       --------         --------
               Audit Fees              $154,500         $ 44,000
               Audit Related Fees             -                -
               Tax Fees                       -                -
               All Other Fees                 -                -


Audit Committee Pre-Approval Policies

The Audit Committee shall pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent registered public accounting firm, subject to any de minimus exceptions that may be set for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which are approved by the Committee prior to the completion of the audit. The Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Committee at its next scheduled meeting. All of the services described herein were approved by the Audit Committee pursuant to its pre-approval policies.

None of the hours expended on the independent registered public accounting firm's engagement to audit the Company's financial statements for the most recent fiscal year were attributed to work performed by persons other than the independent registered public accounting firm's full-time permanent employees.

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

Date: September 28, 2006                      by /s/ John V. Winfield
      ------------------                         ---------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer

Date: September 28, 2006                      by /s/ Michael G. Zybala
      ------------------                         ---------------------------
                                                 Michael G. Zybala,
                                                 Vice President and Secretary

Date: September 28, 2006                      by /s/ David T. Nguyen
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


Date: September 28, 2006              /s/ John V. Winfield
      ------------------              ---------------------------------------
                                      John V. Winfield, Chairman of the Board

Date: September 28, 2006              /s/ Jerold R. Babin
      ------------------              ---------------------------------------
                                      Jerold R. Babin,
                                      Director

Date: September 28, 2006              /s/ Josef A. Grunwald
      ------------------              ---------------------------------------
                                      Josef A. Grunwald,
                                      Director

Date: September 28, 2006              /s/ John C. Love
      ------------------              ---------------------------------------
                                      John C. Love
                                      Director

Date: September 28, 2006              /s/ William J. Nance
      ------------------              ---------------------------------------
                                      William J. Nance,
                                      Director

                         REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM

To the Partners
Justice Investors
San Francisco, California

We have audited the accompanying consolidating balance sheet of Justice Investors (a limited partnership) as of June 30, 2006, and the related consolidating statements of operations, partners' capital and cash flows for the twelve-months then ended. These consolidating financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidating financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidating financial statements referred to above present fairly, in all material respects, the consolidating financial position of Justice Investors (a limited partnership) as of June 30, 2006, and the results of its operations and its cash flows for the twelve months then ended in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 1 and 12 to the financial statements, on May 31, 2005, the Partnership closed down and suspended the Hotel operations during reconstruction of the Hotel. The Hotel reopened for business in January 2006 after renovations had been completed.


/s/ Burr, Pilger & Mayer LLP


San Francisco, California
August 4, 2006

                            JUSTICE INVESTORS
                          (a limited partnership)
                        CONSOLIDATING BALANCE SHEET
                              June 30, 2006
                              -------------

                                                                       Elimi-        Consoli-
               ASSETS                      Justice       Hotel        nations        dated
                                          ---------     --------     ----------     -----------
Current assets:
 Cash                                     $ 1,954,543   $  397,376   $         -    $ 2,351,919
 Accounts receivable (net of
   allowance for doubtful accounts
   of $5,250)                                  86,338      875,705       (39,000)       923,043
 Rents receivable garage-related party        126,917            -             -        126,917
 Rents receivable-other                        13,784            -             -         13,784
 Accounts receivable-partner                   10,170            -             -         10,170
 Inventory                                          -      479,436             -        479,436
 Prepaid expenses                              15,800       47,942             -         63,742
 Advances to hotel                          4,678,578            -    (4,678,578)             -
                                           ----------    ---------    ----------     ----------
      Total current assets                  6,886,130    1,800,459    (4,717,578)     3,969,011
                                           ----------    ---------    ----------     ----------
Property and equipment:
 Furniture and equipment (net of           13,238,372            -             -     13,238,372
   accumulated depreciation of
   $1,753,377 at June 30, 2006)
 Building and improvements (net of         28,649,196            -       258,538     28,907,734
   accumulated depreciation of
   $13,060,396 at June 30, 2006)
 Land                                       1,124,128            -             -      1,124,128
                                           ----------    ---------    ----------     ----------
      Total property and equipment         43,011,696            -       258,538     43,270,234
                                           ----------    ---------    ----------     ----------
Other assets, net                             410,577       29,275             -        439,852
                                           ----------    ---------    ----------     ----------
                                          $50,308,403   $1,829,734   $(4,459,040)   $47,679,097
                                           ==========    =========    ==========     ==========

      LIABILITIES AND PARTNERS CAPITAL

Current liabilities:
 Trade accounts payable and               $ 3,157,876   $2,594,352   $   (39,000)    $ 5,713,228
   accrued expenses
 Current portion of long-term debt            444,196            -             -         444,196
 Current portion of capital lease             105,094            -             -         105,094
   obligations
 Advance deposits                                   -      171,130             -         171,130
 Accrued repositioning fee                    200,000            -             -         200,000
 Due to owners                                      -      270,765      (270,765)              -
 Due to management company                          -       13,427             -          13,427
                                           ----------    ---------    ----------      ----------
      Total current liabilities             3,907,166    3,049,674      (309,765)      6,647,075
                                           ----------    ---------    ----------      ----------
Long-term debt                             45,202,910            -             -      45,202,910
Capital lease obligations                     516,167            -             -         516,167
                                           ----------    ---------    ----------      ----------
      Total long-term liabilities          45,719,077            -             -      45,719,077
                                           ----------    ---------    ----------      ----------
      Total Liabilities                    49,626,243    3,049,674      (309,765)     52,366,152
Partners' capital                             682,160   (1,219,940)   (4,149,275)     (4,687,055)
                                           ----------    ---------    ----------      ----------
                                          $50,308,403   $1,829,734   $(4,459,040)    $47,679,097
                                           ==========    =========    ==========      ==========

  The accompanying notes are an integral part of these financial statements.

                                JUSTICE INVESTORS
                          (a limited partnership)
            CONSOLIDATING STATEMENT OF OPERATIONS AND PARTNERS' CAPITAL
                   for the twelve months ended June 30, 2006
                   -----------------------------------------

                                                                       Elimi-        Consoli-
                                           Justice       Hotel        nations         dated
                                          ---------     --------     ----------     -----------
Operating revenue:
 Rent-garage-related party                $  944,828   $         -   $         -    $   944,828
 Rent-other                                  109,692             -             -        109,692
 Room revenue                                      -     7,189,989             -      7,189,989
 Food and beverage revenue                         -     1,685,806             -      1,685,806
 Other operating departments                               177,938             -        177,938
                                           ---------    ----------    ----------     ----------
      Total operating revenue              1,054,520     9,053,733             -     10,108,253
                                           ---------    ----------    ----------     ----------
Operating expenses:
 Rooms                                             -     2,966,181             -      2,966,181
 Food and beverage                                 -     2,440,973             -      2,440,973
 Other operating departments                       -       378,087             -        378,087
 Depreciation and amortization             2,284,649             -             -      2,284,649
 Property taxes                              177,580       331,018             -        508,598
 General and administrative                2,602,526     1,383,961             -      3,986,487
 Credit card commissions                           -       223,722             -        223,722
 Advertising and sales                             -     1,050,959             -      1,050,959
 Utilities                                         -       529,256             -        529,256
 Repairs and maintenance                           -       950,912             -        950,912
 Franchise fees                                    -       503,412             -        503,412
 Management fees                                   -       192.686             -        192,686
 Insurance expense                                 -       366,540             -        366,540
 CEP fee                                           -       270,802      (270,802)             -
 Rental expense                                    -        21,907             -         21,907
                                           ---------    ----------    ----------     ----------
      Total operating expenses             5,064,755    11,610,416      (270,802)    16,404,369
                                           ---------    ----------    ----------     ----------
Other income (expense):
 Income on disposition of assets             178,357             -             -        178,357
 Chinese Cultural lease expense              (74,200)            -             -        (74,200)
 Start up costs-reopening of Hotel                 -    (1,229,918)            -     (1,229,918)
 Interest expense                         (1,373,099)            -             -     (1,373,099)
 Interest income                             193,797             -             -        193,797
                                           ---------    ----------    ----------     ----------
      Total other (expenses) income       (1,075,145)   (1,229,918)            -     (2,305,063)
                                           ---------    ----------    ----------     ----------
      Net (loss) income                   (5,085,380)   (3,786,601)      270,802     (8,601,179)

Capital at beginning of period -
 July 1, 2005                              5,767,540      (314,104)   (1,539,312)     3,914,124

Contributions                                      -     2,880,765    (2,880,765)             -
                                           ---------     ---------    ----------      ---------
Capital at end of period-
 June 30, 2006                            $  682,160   $(1,219,940)  $(4,149,275)   $(4,687,055)
                                           =========    ==========    ==========     ==========

  The accompanying notes are an integral part of these financial statements.

                                JUSTICE INVESTORS
                          (a limited partnership)
                    CONSOLIDATING STATEMENT OF CASH FLOWS
                   for the twelve months ended June 30, 2006
                   -----------------------------------------

                                                                                 Elimi-         Consoli-
                                                    Justice       Hotel         nations         dated
                                                  -----------   ----------    ----------     -----------
Cash flows from operating activities:
 Net loss                                         $ (5,085,380)  $(3,786,601)  $   270,802    $ (8,601,179)
 Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
  Allowance for doubtful accounts                            -        (1,290)            -          (1,290)
  Depreciation and amortization                      2,284,649             -             -       2,284,649
  Gain on disposition of assets                       (178,357)            -             -        (178,357)
 Changes in operating assets and liabilities:
  Increase in rents receivable-related party           (64,669)            -             -         (64,669)
  Increase in rents receivable-other                    (7,633)            -             -          (7,633)
  Increase in accounts receivable                      (86,338)     (816,891)       39,000        (864,229)
  Increase in accounts receivable-partner              (10,170)            -             -         (10,170)
  Increases in advances to Hotel                    (2,880,765)            -     2,880,765              -
  Decrease in prepaid expenses                         843,908        19,455             -         863,363
  Increase in inventory                                      -      (477,142)            -        (477,142)
  Decrease in deposits                                       -         2,400             -           2,400
  Increase in other assets                            (316,207)            -             -        (316,207)
  (Decease) increase in trade accounts payable
    and accrued expenses                              (549,815)    1,954,017       (39,000)      1,365,202
 Increase in due to owner                                    -       270,765      (270,765)              -
 Decrease in due to management                              -        (1,573)            -          (1,573)
 Increase in accrued repositioning fee                 121,108             -             -         121,108
 Increase in due to partner                                  -       171,130             -         171,130
 Decrease in rents in advance                          (2,183)            -             -          (2,183)
                                                   -----------    ----------    ----------     -----------
     Net cash (used in) provided by operating
      activities                                    (5,931,852)   (2,665,730)    2,880,802      (5,716,780)
                                                   -----------    ----------    ----------     -----------
Cash flows from investing activities:
 Purchase of property and equipment and
    Construction in progress                       (30,639,085)            -           (37)    (30,639,122)
 Proceeds from sale of assets                            2,448             -             -           2,448
                                                   -----------    ----------     ---------     -----------
      Net cash used in investment activities       (30,636,637)            -           (37)    (30,636,674)
                                                   -----------    ----------     ---------     -----------
Cash flows from financing activities:
 Issuance of line of credit                         14,000,000             -             -      14,000,000
 Proceeds from notes payable                        30,000,000             -             -      30,000,000
 Payments on notes payable                            (352,894)            -             -        (352,894)
 Discharge of line of credit                        (6,500,000)            -             -      (6,500,000)
 Net proceeds on line of credit                      1,368,677             -             -       1,368,677
 Contributions                                               -     2,880,765    (2,880,765)              -
                                                   -----------    ----------    ----------     -----------
     Net cash provided by financing activities      38,515,783     2,880,765    (2,880,765)     38,515,783
                                                   -----------    ----------    ----------     -----------
     Net increase in cash                            1,947,294       215,035             -       2,162,329
Cash at beginning of year                                7,249       182,341             -         189,590
                                                   -----------    ----------    ----------     -----------
Cash at end of year                               $  1,954,543   $   397,376   $         -    $  2,351,919
                                                   ===========    ==========    ==========     ===========
Supplemental disclosures of cash flows
 information-

     Cash paid during the year for:
      Interest, net of capitalized interest       $  1,285,514   $         -   $         -    $  1,285,514
                                                   ===========    ==========    ==========     ===========
      Franchise taxes                             $        800   $         -   $         -    $        800
                                                   ===========    ==========    ==========     ===========
Supplemental disclosures of noncash activity
 for investing and financing activities-
 equipment purchased under capital lease          $    621,261   $         -   $         -    $    621,261
                                                   ===========    ==========    ==========     ===========

  The accompanying notes are an integral part of these financial statements.

                         JUSTICE INVESTORS
                       (a limited partnership)

             NOTES TO THE CONSOLIDATING FINANCIAL STATEMENTS


1.  Organization

Justice Investors, a Limited Partnership (the Partnership), was formed in 1967 to acquire real property in San Francisco, California, for the development and lease of hotel and related facilities. The leases became effective during 1970 upon completion of the Hotel and parking garage. The Hotel portion of the property was leased to Felcor Lodging Trust, Inc. (Felcor). The Partnership leases the parking garage to Evon Corporation (Evon), the managing general partner. The parking garage lease provides for payments of certain percentages of parking receipts through November 30, 2010. The Partnership leases space to Tru Spa. The spa lease provides for minimum and additional rent payments every month through May 31, 2013.

During 2004, the Partnership entered into a settlement with Felcor and Holiday Inn to resolve certain disputes regarding the deferred maintenance and repair obligations under the Hotel lease. As part of that settlement, the Partnership received a settlement payment of $5,000,000 from Felcor. Also, in connection with the settlement, Holiday Inn was terminated as the manager of the Hotel and the Hotel lease was terminated effective June 30, 2004.

Effective July 1, 2004, Dow Hotel Company (Dow) replaced Holiday Inn as the management company of the Hotel and assumed control of the Hotel's day-to-day operations. As result of the termination of the lease with Felcor and the change in the management company to Dow, the operations of the Hotel are now recorded as part of the Partnership's operations. Due to the significance of the Hotel operations management has elected to present consolidating financial information. Accordingly, the Hotel operations and Justice's operations are shown separately in the financial statements and will be consolidated.

The Partnership entered into a short term franchise agreement with Holiday Hospitality Franchising, Inc. to continue to utilize the Holiday Inn brand
(flag) until such time as they bring in a replacement flag. In order to bring in a new flag the Partnership committed to renovate and reposition the Hotel. During December 2004, the Partnership entered into a franchise agreement (the Hilton agreement) with the Hilton Hotels Corporation (Hilton). Prior to operating the Hotel as a Hilton Hotel, the Partnership was required to make substantial renovations to the Hotel to meet Hilton standards in accordance with a product improvement plan agreed upon by Hilton and the Partnership, as well as complying with other brand standards established by Hilton and generally applicable to the Hotel.

The Partnership considered the benefits and detriments of closing the Hotel during the renovation period. The Partnership concluded that it would be in its best interests to suspend operations of the Hotel during the renovations, and the Hotel portion of the property was temporarily closed on June 1, 2005. The below-ground parking garage and Tru Spa located on the lobby level of the Hotel remained open during the renovation work.

The total cost of the construction-renovation was approximately $36.4 million, which excludes $629,607 in interest costs incurred during the construction phase that were capitalized.

                          JUSTICE INVESTORS
                       (a limited partnership)

             NOTES TO THE CONSOLIDATING FINANCIAL STATEMENTS

1.  Organization, continued

As of January 12, 2006, the Hotel renovation work was substantially completed, at which time the Partnership obtained approval from Hilton to open the Hotel as the "Hilton San Francisco Financial District". The Hotel opened with a limited number of rooms available to rent, which number increased as the Hotel transitioned into full operations by the end of February 2006.

The newly opened Hilton hotel has 549 well appointed guestrooms and luxury suites with bay or city views. The newly redesigned meeting rooms and ballroom accommodate meetings and events for up to 500 people with video conferencing and premium audio/visual equipment. A new business center and fitness center are additional amenities. A redesigned entryway is integrated into the lobby and management expects the new restaurant "Seven Fifty" and lounge will bring a new level of excitement and service to the guests of the hotel. Management believes that the new Hilton hotel will now be able to directly compete with all other hotels in the Financial District.


2.  Summary of Significant Accounting Policies

Basis of Consolidation

The consolidating financial statements include the consolidated accounts of the Hotel operations and Justice. All inter-company transactions and accounts have been eliminated in consolidation.

Allocations

Net profits, losses, and cash flows from operations are to be allocated among the Partners in proportion to their respective Partnership interests.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

The Partnership carries its accounts receivable at cost less an allowance for doubtful accounts that is based on management's assessment of the collectibility of accounts receivable. The Partnership extends unsecured credit to its customers but mitigates the associated credit risk by performing ongoing credit evaluations of its customers.

Rents Receivable

Management believes that all rents receivable are fully collectible.
Therefore, no allowance for doubtful accounts was recorded as of June 30, 2006.

                          JUSTICE INVESTORS
                       (a limited partnership)

           NOTES TO THE CONSOLIDATING FINANCIAL STATEMENTS, Continued

2.  Summary of Significant Accounting Policies, continued

Inventory

Food, beverage, china, glassware, and linen inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment

Property and equipment are stated at cost. Building improvements are being depreciated on a straight-line basis over their useful lives ranging from 5 to 39 years. Furniture, fixtures, and equipment are being depreciated on a straight-line basis over their useful lives ranging from 5 to 7 years.

Repairs and maintenance are charged to expense as incurred, and costs of significant renewals and improvements are capitalized. The cost of assets sold or retired, and the related accumulated depreciation or amortization, are removed from the accounts; any resulting gain or loss is included in other income (expenses).

Capitalized Interest

The partnership capitalized interest as a component of building and improvements in fixed assets. For the twelve months ended June 30, 2006 total interest expense incurred was $2,011,716. Of these amounts $629,607 was capitalized in 2006, and the remainder was expensed.

Other Assets

Loan fees are stated at cost and amortized over the term of the loan using the straight-line method. At June 30, 2006 the loan fees were $313,911, net of amortization of $30,650, and the total amortization expense for the twelve months ended June 30, 2006 was $30,650. Included in other assets are franchise fees of $100,000 that were paid to the Hilton during 2004. The amortization of the franchise fees started once the Hotel opened for business as a Hilton using the straight-line method over the 15 year-term of the Hilton agreement. At June 30, 2006 the franchise fees were $96,666 net of amortization of $3,334.

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

                          JUSTICE INVESTORS
                       (a limited partnership)

          NOTES TO THE CONSOLIDATING FINANCIAL STATEMENTS-Continued

2.   Summary of Significant Accounting Policies, continued

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $316,298 for the twelve months ended June 30, 2006.

Income Tax
No income taxes have been provided in the accompanying financial statements since the Partnership profits and losses are reportable by the partners on their individual income tax returns. Cash paid during the year for the taxes represents the California minimum tax due for limited partnerships.

Fair Value of Financial Instruments

The Partnership's financial instruments are cash, accounts receivable, rents receivable, inventories, prepaid expenses, accounts payable, accrued expenses, and long-term debt. The recorded values of cash, accounts receivable, rents receivable, inventories, prepaid expenses, accounts payable, and accrued expenses approximate their fair values based on their short-term nature. The recorded value of long-term debt approximates the fair value at June 30, 2006 as the related interest rate is in line with market rates.

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


3.  Property and Equipment

Property and equipment as of June 30, 2006 consist of the following:

                                               Accumulated         Net
                                Cost          Depreciation     Book Value
                              -----------     ------------     -----------
   Furniture and equipment    $14,991,749     $ 1,753,377      $13,238,372
   Building improvements       41,968,040      13,060,306       28,907,734
   Land                         1,124,128               -        1,124,128
                               ----------      ----------       ----------
                              $58,083,917     $14,813,683      $43,270,234
                               ==========      ==========       ==========

Depreciation expense for the twelve months ended June 30, 2006 was $2,250,665. The partnership capitalized some of the interest as a component of building improvements. Included in building improvements are $629,607 capitalized interest. Accumulated amortization of the capitalized interest at June 30, 2006 was $31,480. Amortization of capitalized interest is included in depreciation expense.

                          JUSTICE INVESTORS
                       (a limited partnership)

          NOTES TO THE CONSOLIDATING FINANCIAL STATEMENTS-Continued

3.  Property and Equipment, continued

The Company leases equipment under agreements that are classified as capital leases. The cost of equipment under capital leases was $621,261 at June 30,
2006 and this was included in the furniture and equipment.   Accumulated
amortization of the leased equipment at June 30, 2006 was $62,126. Amortization of assets under capital leases is included in depreciation expense.


4.  Long-Term Debt

The Partnership had a revolving line of credit of $7,500,000 with Bank of the West. This line of credit expired on February 1, 2006. The line of credit was collateralized by the first deed of trust on the Hotel land and property and the Partnership's interest in the Hotel and garage leases. The interest rate on the line of credit was variable and was subject to change from time to time based on changes in an index that is the Bank's prime rate (the Index). The balance was accruing interest at 6.25% at June 30, 2005. This line of credit was paid back with the proceeds of the Prudential loan as mentioned below.

On June 27, 2005, the Partnership obtained a $2,000,000 Revolving Line of Credit (LOC) from United Commercial Bank. The line of credit expired July 31, 2005 at an annual interest rate equal to the either The Wall Street Journal Prime Rate or LIBOR plus 2%, as selected by the Partnership, and is secured by a second deed of trust on the Hotel property. Interest only is payable monthly with principal and accrued interest due at maturity. This LOC was paid off using the proceeds of the Prudential loan and replaced with another LOC as mentioned below.

On July 27, 2005, the Partnership, entered into a first mortgage loan with The Prudential Insurance Company of America (Prudential loan) in a principal amount of $30,000,000. The term of the loan is for 120 months at a fixed interest rate of 5.22% per annum. The loan matures on August 5, 2015. The Loan calls for monthly installments of principal and interest in the amount of approximately $165,100. The outstanding balance at June 30, 2006 was $29,647,106. The loan is secured by a first deed of trust on the Partnership's hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The loan is without recourse to the limited and general partners of the Partnership.

On July 27, 2005, Justice Investors also obtained a $10,000,000 Revolving Line of Credit (LOC) from United Commercial Bank. The term of the line of credit is for 60 months at an annual interest rate equal to the either The Wall Street Journal Prime Rate or LIBOR plus 2%, as selected by the Partnership, and is secured by a second deed of trust on the Hotel property. Interest only is payable monthly with principal and accrued interest due at maturity. During 2006, the Partnership obtained a $6,500,000 increase in its existing line of credit capacity with United Commercial Bank, raising the total amount available to the Partnership pursuant to that line of credit to $16,500,000. The interest rate is equal to either The Wall Street Journal Prime Rate or LIBOR plus 2%, as selected by the Partnership, and is secured by a second deed of trust on the Hotel property. Interest only is payable monthly with principal and accrued interest due at maturity. The LOC expires June 30, 2010. The outstanding line of credit at June 30, 2006 was $16,000,000 and the balance is accruing interest at 7.25%.

                          JUSTICE INVESTORS
                       (a limited partnership)

          NOTES TO THE CONSOLIDATING FINANCIAL STATEMENTS-Continued

4.  Long-Term Debt, continued

From the proceeds of the Prudential loan, the Partnership retired its existing line of credit with Bank of the West in the amount of $4,500,000, including accrued interest, and paid off a short-term unsecured line of credit from United Commercial Bank in the amount of $2,000,000, including accrued interest.

The payments due on the long-term debt subsequent to June 30, 2006 are as follows:

             Twelve months ended June 30:
                   2007                        $   444,196
                   2008                            467,946
                   2009                            492,966
                   2010                         16,519,324
                   2011                            547,090
                 Thereafter                     27,175,584
                                                ----------
                                                45,647,106
                 Less current portion             (444,196)
                                                 ---------
                 Long term debt                $45,202,910


5.  Capital Leases

The Company leases certain equipment under capital leases expiring in 2006. Installments of principal are due monthly including applicable interest until June 1, 2011, at which time the final installment will be due.

Minimum future lease payments under capital leases as of June 30, 2006 for each of the next five years and in the aggregate are as follows:

      Twelve months ending June 30:
         2007                                               $ 157,303
         2008                                                 157,303
         2009                                                 157,303
         2010                                                 157,303
         2011                                                 156,885
                                                             --------
         Total minimum lease payments                         786,097
         Less interest                                       (164,836)
                                                              -------
                                                              621,261
         Less: current portion of capital lease payments     (105,094)
                                                              -------
         Long-term capital lease obligation, net              516,167
                                                              =======

                          JUSTICE INVESTORS
                       (a limited partnership)

          NOTES TO THE CONSOLIDATING FINANCIAL STATEMENTS-Continued

6.  Leasing Arrangements

The Partnership leases the parking garage to Evon and spa facilities to Tru
Spa.

The parking garage lease with Evon provides for minimum monthly payments of $19,764 plus an additional percentage rent. The percentage rent is based on 60% of the gross parking revenues and is due monthly. Additional garage percentage rent received during the twelve months ended June 30, 2006 was $707,660.

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

As a result of the renovations, the Tru Spa lease was amended and the partnership applied the security deposit of $35,000 as follows: $17,219 as rent for June 2005, $17,219 as rent for July 2005 and $562 as rent for August 2005. This lease was amended a fourth time and the Partnership waived the remaining balance of deferred rent and minimum rent during the period from September 1, 2005 until January 31, 2006. The next rental payments was due on February 1, 2006.

Minimum future rentals to be received under existing noncancelable operating leases as of June 30, 2006 for each of the next five years and in the aggregate are:

       Twelve months ended June 30:     Garage        Spa         Total
                                       ---------    ---------    ---------
          2007                        $  237,168   $  165,000   $  402,168
          2008                           237,168      165,000      402,168
          2009                           237,168      165,000      402,168
          2010                           237,168      165,000      402,168
          2011                            98,820      165,000      263,820
          Thereafter                           -      316,250      316,250
                                       ---------    ---------    ---------
                                      $1,047,492   $1,141,250   $2,188,742
                                       =========    =========    =========

7.  Management Agreement

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

                          JUSTICE INVESTORS
                       (a limited partnership)

          NOTES TO THE CONSOLIDATING FINANCIAL STATEMENTS-Continued

7.  Management Agreement, continued

The base management fees are calculated as 2.5% of gross operating revenues for the fiscal year. Of that amount, 1.75% of the gross operating revenue for an accounting period shall be paid on or before the 17 days after the month-end of that accounting period and the balance of 0.75% of the gross operating revenues shall be deferred, subordinated, and paid only to the extent that the partially adjusted net operating income (NOI) for the fiscal year exceeds the amount of the owner's return ($7 million) for the fiscal year and the Partnership has received from the distributions of NOI for the fiscal year an amount equal to or greater than its owner's return for such fiscal year. The NOI did not exceed the required amount and the management fee was not payable at June 30, 2006.

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

Management fees for the twelve months ended June 30, 2006 were $192,686 and no incentive management fees were earned in for the twelve months ended June 30, 2006. At June 30, 2006 management fees payable to Dow were $13,427.


8.  Related Party Transactions

The contractor that was selected to oversee the garage and the first four floors' renovation (excluding room upgrades) of the Hotel is the contractor who originally constructed the Hotel. He is also a partner in the Partnership and is a director of Evon Corporation, the managing general partner of the Partnership. The contractor is also a board member of Evon Corporation. At June 30, 2006 there was $500,790 respectively payable to the contractor. Included in the fixed assets at June 30, 2006 were additions to building improvements of $14,670,962 and $3,629,038 for furniture and equipment. These additions were for the services performed by the contractor. The related party contractor fee to the Partnership for the renovation is competitive.

The garage lessee, Evon, is the Partnership's managing general partner. Evon paid the Partnership $944,828 for the twelve months ended June 30, 2006 under the terms of the lease agreement. See Note 4-Leasing Arrangements. Rent receivable from Evon at June 30, 2006 was $126,917.


9.  Concentration of Credit Risk

Rental Revenue and Receivables

The Partnership earns rental revenues under two operating leases; see Note 4-Leasing Arrangements. The Partnership received 100% of its revenue related to the parking garage from Evon and 100% of its revenue related to the spa from Tru Spa.

                          JUSTICE INVESTORS
                       (a limited partnership)

          NOTES TO THE CONSOLIDATING FINANCIAL STATEMENTS-Continued

9.  Concentration of Credit Risk, continued

Hotel Revenue and Receivables

The Hotel's major customers are travel agents and airlines. At June 30, 2006 they make up about 30% of accounts receivable. The Hotel had two customers who accounted for 33% of accounts receivable at June 30, 2006.

Cash and Cash Equivalents
The Partnership maintains most of its cash balances at one financial institution. The Federal Deposit Insurance Corporation insures balances up to $100,000 in the aggregate per depositor. At June 30, 2006, the Partnership held cash balances in excess of the FDIC limit in the amount of $2,843,669.


10.  Commitments

Operating leases

The Partnership also leases equipment from a unrelated third party under operating leases with expiration dates through 2009.

Minimum future operating lease commitments for equipment leases as of June 30, 2006 are as follows:

               Twelve months ended June 30:
                 2007                           $198,540
                 2008                            198,540
                 2009                            198,540
                                                 -------
                                                $595,620
                                                 =======

Administrative Fees-General Partners

The Partnership has entered into an agreement with its two general partners, Evon and Portsmouth Square, Inc. (Portsmouth), to compensate them for services provided to the Partnership. Portsmouth had a 49.8% limited partnership interest in the Partnership. On April 13, 2006, Portsmouth purchased a 0.2% partnership interest for another partner. Portsmouth ownership in the Partnership is now 50%. In order to plan, implement, and administer the repositioning and major changes in the operations of the Hotel (renovations) it will be necessary for Evon and Portsmouth to devote substantial time, expertise, and effort in the renovation and in managing Justice's assets. On July 16, 2004 the Partnership amended the General Partner Compensation Agreement with an effective date of May 31, 2004. This was done to provide adequate compensation to Evon and Portsmouth and provide incentives to the general partners to encourage excellence in the performance of their responsibilities.

                          JUSTICE INVESTORS
                       (a limited partnership)

          NOTES TO THE CONSOLIDATING FINANCIAL STATEMENTS-Continued

10.  Commitments, continued

Administrative Fees-General Partners, continued

Commencing on the effective date the base compensation shall be paid in the sum of $153,125 (80% or $122,500 to Evon and 20% or $30,625 to Portsmouth). After 2004, the administrative fees will be 1.5% of gross revenue payable in twelve equal monthly installments, with the repayment of excess estimated installments within 30 days after year-end. The base compensation shall not be less than the minimum annual base compensation of $262,500 nor shall it be greater than the maximum annual base compensation. The partners will also be paid an incentive compensation based upon 5% of NOI of Justice in excess of $7,000,000 (50% Evon; 50% Portsmouth).

On February 23, 2006 the Partnership amended the General Partner Compensation Agreement. The maximum base administrative fees shall be (i) 1.5% of $40,000,000; and (ii) the sum of (i) plus the CPI percentage adjustment. The minimum annual base compensation shall be (i) $262,500; and (ii) the sum of (i) plus CPI percentage adjustment. The base administrative fees paid to Evon and Portsmouth for the twelve months ended June 30, 2006 are as follows:

                        Evon                  $210,000
                        Portsmouth              52,500
                                               -------
                                              $262,500

There were no administrative fees payable to the partners as of June 30, 2006 and no incentive management fees were paid in for the twelve months June 30, 2006.

Repositioning Fees-General Partners

As part of the July 16, 2004 amendment, the General Partner Compensation Agreement provided that the partners shall also be paid a repositioning fee in the sum of $275,000 as compensation for the services rendered to Justice with respect to the repositioning of the Hotel.

On February 23, 2006 the Partnership amended the General Partner Compensation Agreement; the amount of the repositioning fee was changed to the sum of $755,000. Repositioning fees of $377,500 each are payable to Evon and Portsmouth. The fees are payable in six installments. The first installment of $68,750 each was paid within ten days of the execution of the July 16, 2004 amendment. The second installment of $68,750 each was payable at the time that the renovation was determined to have been substantiality completed, the third installment of $50,000 each was payable at the time that the construction loans for the renovation of the Hotel was closed and final permits for the Renovation was issued; the fourth installments of $100,000 each was payable within 10 days after the Hotel was reopened for business after substantial completion of the Renovation. The fifth installment of $40,000 each shall be payable within 10 days after a cash distribution to Partners of Justice has been made and the final installment of $50,000 each shall be payable within 10 days after the date on which, in the reasonable discretion of the general partners, the operations of the Hotel achieved the profit projected in the budget adopted by Justice.

                          JUSTICE INVESTORS
                       (a limited partnership)

          NOTES TO THE CONSOLIDATING FINANCIAL STATEMENTS-Continued

10.  Commitments, continued

Repositioning Fees-General Partners, continued

The repositioning fees to the general partners for the twelve months ended June 30, 2006 were $376,389. At June 30, 2006 there was a payable of $200,000 for repositioning fees.

Franchise Agreements

Holiday Hospitality Franchising, Inc. The Partnership paid monthly royalties, marketing and reservations fees of 5%, 1.5%, and 1%, respectively, of the Hotel's gross room revenue for the preceding calendar month. This franchise agreement ended on May 30, 2005 when the hotel was closed for renovation project and the agreement was replaced by the Franchise agreement with the Hilton Hotels Corporation.

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

Beginning on the opening date, the Partnership will pay monthly royalty fees for the first two years of three percent of the Hotel's gross room revenue for the preceding calendar month, the third year will be four percent of the Hotel's gross room revenue, and the fourth year until the end of the term will be five percent of the Hotel's gross room revenue. The partnership will also pay a monthly program fee of four percent of the Hotel's gross revenue and an information technology recapture charge of 0.75% of the Hotel's gross revenue. The amount of the monthly program fee is subject to change; however, the increase can not exceed one percent of the Hotel gross room revenue in any calendar year, and the cumulative increases in the monthly fee will not exceed five percent of gross room revenue.

The royalty fee and monthly program fee for the twelve months ended June 30, 2006 were $503,412. The information technology recapture charge for the twelve months ended June 30, 2006 were $53,925. At June 30, 2006 the amount payable to Hilton Hotels Corporation for royalty, monthly program fee, and information technology recapture charge was $130,543.

                          JUSTICE INVESTORS
                       (a limited partnership)

          NOTES TO THE CONSOLIDATING FINANCIAL STATEMENTS-Continued

11.  Legal proceedings

The Partnership is currently disputing a claim regarding a construction contract. Justice has disputed the request for payment submitted by one of its general contractors. The contractor has recorded a mechanics' lien against the property. Justice and the contractor have agreed to mediation pursuant to the Construction Industry Rules of the American Arbitration Association as provided in the construction contract. The contractor has failed to pay a number of subcontractors and these subcontractors have recorded a mechanics' lien against the property. The Partnership's management is confident that they will not be liable for additional liability and have not recorded the disputed amount as of June 30, 2006.

12.  Going Concern

The hotel was closed for operations from May 2005 through January 12, 2006. There was no income from operations of the Hotel and management anticipated losses. The Partnership also had substantial financial commitments to make the renovations. The Partnership has received an appraisal of the Hotel property indicating that the value of the property is adequate to serve as collateral for lending facilities and the Partnership does not anticipate paying any Partnership distributions until some time after operations commence under the Hilton brand and net income and capital requirements warrants such distributions. The new Prudential Loan and the line of credit from United Commercial Bank will provide the financial resources for the Partnership to complete the substantial renovations to the Hotel required by its Franchise License Agreement with the Hilton, allowing Justice to operate the Hotel as a Hilton brand hotel. On of January 12, 2006 the Hotel renovation work was substantially complete and the Hotel was reopened. Management believes that the revenues expected to be generated from the operations of the hotel and from the partnership's leases will be sufficient to meet all the partnership's current and future obligations and financial requirements.

                              JUSTICE INVESTORS
                           (a limited partnership)
                SCHEDULE I - BALANCE SHEETS - JUSTICE INVESTORS
                                June 30, 2006
                            ---------------------

                                   ASSETS
Current assets:
 Cash                                                        $ 1,954,543
 Rents receivable garage-related party                           126,917
 Rents receivable-other                                           13,784
 Accounts receivable-other                                        86,338
 Accounts receivable-partner                                      10,170
 Prepaid expenses                                                 15,800
 Advances to hotel                                             4,678,578
                                                              ----------
       Total current assets                                    6,886,130
                                                              ----------
Property and equipment:
 Furniture and equipment (net of accumulated                  13,238,372
   depreciation of $1,753,377 at June 30, 2006)
 Building and improvements (net of accumulated                28,649,196
   depreciation of $13,060,306 at June 30, 2006)
 Land                                                          1,124,128
                                                              ---------
       Total property and equipment                           43,011,696
                                                              ----------
Other assets:
 Loan fees (net of accumulated amortization
   of $30,650 at June 30, 2006)                                  313,911
 Franchise fees (net of accumulated amortization
   of $3,334 at June 30, 2006)                                    96,666
                                                              ----------
       Total other assets                                        410,577
                                                              ----------
                                                             $50,308,403
                                                              ==========

                       LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
 Trade accounts payable and accrued expenses                 $ 3,061,280
 Current portion of long-term debt                               444,196
 Current portion of capital lease obligations                    105,094
 Accounts payable-Hotel renovation                                     -
 Rent received in advance                                              -
 Accrued interest                                                 96,596
 Accrued repositioning costs                                     200,000
                                                              ----------
       Total current liabilities                               3,907,166
                                                              ----------
Long-term debt                                                45,202,910
Capital lease obligations                                        516,167
                                                              ----------
       Total long-term liabilities                            45,719,077
                                                              ----------
        Total liabilities                                     49,626,243
Partners' capital                                                682,160
                                                              ----------
                                                             $50,308,403
                                                              ==========

   The accompanying notes are an integral part of these financial statements.

                              JUSTICE INVESTORS
                           (a limited partnership)
                SCHEDULE II - BALANCE SHEETS - HOTEL OPERATIONS
                                June 30, 2006
                            ---------------------


                                   ASSETS

Current assets:
 Cash                                                        $   397,376
 Accounts receivable (net of allowance for
   doubtful accounts of $5,250 at June 30, 2006)                 875,705
 Inventory                                                       479,436
 Prepaid expenses                                                 47,942
                                                              ----------
       Total current assets                                    1,800,459

Other assets-deposits                                             29,275
                                                              ----------
                                                             $ 1,829,734
                                                              ==========


                         LIABILITIES AND OWNERS' CAPITAL

Current liabilities:
 Trade accounts payable and accrued expenses                 $ 1,782,909
 Accrued payroll and related expenses                            811,443
 Management fee payable                                           13,427
 Due to owners                                                   270,765
 Advance deposits                                                171,130
                                                              ----------
       Total current liabilities                               3,049,674

Owners' capital                                               (1,219,940)
                                                              ----------
                                                             $ 1,829,734
                                                              ==========

  The accompanying notes are an integral part of these financial statements.

                              JUSTICE INVESTORS
                           (a limited partnership)
    SCHEDULE III-STATEMENTS OF INCOME AND PARTNERS' CAPITAL-JUSTICE INVESTORS
                  for the twelve months ended June 30, 2006
                            ---------------------

Operating revenue:
 Garage rent-related party                                   $   944,828
 Spa                                                              80,550
 Other                                                            29,142
                                                              ----------
       Total operating revenue                                 1,054,520
                                                              ----------
Operating expenses:
 Depreciation and amortization                                 2,284,649
 Property taxes                                                  177,580
 General and administrative:
   Accounting fees                                               104,225
   Administrative and office expense                              74,840
   Administrative fees-general partners                          262,500
   Audit and tax preparation                                     115,171
   Bank charges                                                    2,782
   Business taxes                                                      -
   Consultants                                                    48,417
   Donation                                                        6,575
   Franchise taxes                                                 1,040
   Insurance expense                                             316,411
   Lease expense                                                  22,285
   Legal fees                                                    392,894
   Public relations                                               63,129
   Repairs and maintenance                                       124,225
   Repositioning costs                                           376,389
   Security                                                      466,889
   Travel and entertainment                                       12,861
   Utilities                                                     211,893
                                                              ----------
       Total operating expenses                                5,064,755
                                                              ----------
Other income (expense):
 Gain on disposition of assets                                   178,357
 Chinese Cultural lease expense                                  (74,200)
 Interest expense                                             (1,373,099)
 Interest income                                                 193,797
                                                              ----------
       Total other income                                     (1,075,145)
                                                              ----------
       Net loss                                               (5,085,380)

Partners' capital at beginning of period-July 1, 205           5,767,540
                                                              ----------
Partners' capital at end of period-June 30, 2006             $   682,160
                                                              ==========


  The accompanying notes are an integral part of these financial statements.

                              JUSTICE INVESTORS
                           (a limited partnership)
    SCHEDULE III-STATEMENTS OF INCOME AND PARTNERS' CAPITAL-HOTEL OPERATIONS
                   for the twelve months ended June 30, 2006
                            ---------------------


Operating revenue:
 Room revenue                                                $ 7,189,989
 Food and beverage revenue                                     1,685,806
 Other operating departments                                     177,938
                                                              ----------
       Total operating revenue                                 9,053,733
                                                              ----------

Operating expenses:
 Rooms                                                         2,966,181
 Food and beverage                                             2,440,973
 General and administrative                                    1,383,961
 Advertising and sales                                         1,050,959
 Repairs and maintenance                                         950,912
 Utilities                                                       529,256
 Franchise and marketing fees                                    503,412
 Insurance expense                                               366,540
 Other operating departments                                     378,087
 Property taxes                                                  331,018
 CEP fee                                                         270,802
 Credit card commissions                                         223,722
 Management fees                                                 192,686
 Rental expense                                                   21,907
                                                              ----------
       Total operating expenses                               11,610,416
                                                              ----------
Other expenses-start up costs-reopening of Hotel               1,229,918
                                                              ----------

       Net loss                                               (3,786,601)

Owners' capital at beginning of period-July 1, 2005             (314,104)

Contributions from owners                                      2,880,765
                                                              ----------
Owners' capital at end of period-June 30, 2006               $(1,219,940)
                                                              ==========


  The accompanying notes are an integral part of these financial statements.

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

                                                          2005                             2004
                                    ------------------------------------------------   ----------
                                                                Elimi-     Consoli-      Consoli-
                                     Justice       Hotel       nations      dated         dated
                                    ----------   ----------   ---------   ----------    ----------
Cash flows from operating
   activities:
 Net (loss) income                 $(2,409,137) $(1,549,069) $  102,260  $(3,855,946)  $5,365,836
 Adjustments to reconcile net
   (loss) income to net cash
   provided by (used in)
   operating activities:
  Allowance for doubtful accounts            -      (12,544)          -      (12,544)      19,084
  Depreciation and amortization        302,355            -           -      302,355      572,434
  Loss on disposition of assets      1,920,139            -           -    1,920,139            -
  Write-off of lease costs                   -            -           -            -        7,754
 Changes in operating assets
   and liabilities:
  Decrease in rents receivable          35,346            -           -       35,346       66,573
  Decrease (increase) in accounts
   receivable                                -      559,438           -      559,438     (623,502)
  Decrease in accounts receivable
   -Justice                                  -       31,530           -       31,530            -
  Increase in advances to Hotel     (1,467,084)           -   1,467,084            -            -
  Decrease (increase) in
   prepaid expenses                   (829,153)     121,696           -     (707,457)    (219,648)
  Decrease(increase) in inventory            -       59,988     (61,223)      (1,235)      (1,059)
  Increase in deposits                       -            -           -            -      (31,675)
  Increase on other assets             (26,858)           -           -      (26,858)           -
  Increase(decrease) in trade
   accounts payable and
   accrued expenses                  3,385,806     (963,165)          -    2,422,641    1,513,669
  Decrease in rents received
   in advance                                -            -           -            -      (19,592)
  Increase in due to owner                   -      (17,967)     17,967            -            -
  Decrease in due to management              -         (715)          -         (715)      15,715
  Increase in deposits received         43,892            -           -       43,892       35,000
  Decrease in due to partner                 -      (15,497)          -      (15,497)      15,497
  Increase in rents in advance           2,183            -           -        2,183            -
                                    ----------   ----------   ---------   ----------    ---------
   Net cash provided (used in)
    by operating activities            957,489   (1,786,305)  1,526,088      697,272    6,716,086
                                    ----------   ----------   ---------   ----------    ---------
Cash flows from investing
   activities:
  Purchase of property and
   equipment and construction
   in progress                      (7,317,066)           -    (138,800)  (7,455,866)  (2,374,915)
  Proceeds from sale of assets          16,290            -           -       16,290            -
                                    ----------    ---------   ---------   ----------   ----------
   Net cash used in investment
    activities                      (7,300,776)           -    (138,800)  (7,439,576)  (2,374,915)
                                    ----------    ---------   ---------   ----------   ----------

Cash flows from financing
   activities:
 Contributions                               -    1,405,861  (1,405,861)           -            -
 Net proceeds on long-term debt      2,351,610            -           -    2,351,610      877,513
 Distributions to partners                   -            -           -            -     (638,400)
                                    ----------   ----------   ---------   ----------  -----------
   Net cash used in financing
    activities                       2,351,610    1,405,861  (1,405,861)   2,351,610      239,113
                                    ----------   ----------  ----------   ----------  -----------
   Net (decrease) increase
    in cash                         (3,991,677)    (380,444)    (18,573)  (4,390,694)   4,580,284
Cash at beginning of year            3,998,926      562,785      18,573    4,580,284            -
                                    ----------   ----------   ---------   ----------    ---------
Cash at end of year                $     7,249  $   182,341  $        -  $   189,590   $4,580,284
                                    ==========   ==========   =========   ==========    =========
Supplemental disclosures of
   cash flows information-
   cash paid during the year for:

 Interest                          $    18,414  $         -  $        -  $    18,414   $  161,927
                                    ==========   ==========   =========   ==========    =========
 Franchise taxes                   $       800  $         -  $        -  $       800   $      800
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

                              JUSTICE INVESTORS
                           (a limited partnership)
                SCHEDULE II - BALANCE SHEETS - HOTEL OPERATIONS
                      June 30, 2005 and December 31, 2004
                            ---------------------

                          ASSETS                      2005           2004
                                                   ----------     ----------
Current assets:
 Cash                                             $   182,341    $   562,785
 Accounts receivable (net of allowance for             57,524        604,418
   Doubtful accounts of $6,540 at June 30,
   2005 and $19,084 at December 31, 2004)
 Accounts receivable-Justice                                -         31,530
 Inventory                                              2,294         62,282
 Prepaid expenses                                      67,397        189,093
 Deposits                                              31,675         31,675
                                                   ----------     ----------
       Total current assets                       $   341,231    $ 1,481,783
                                                   ==========     ==========

            LIABILITIES AND OWNERS' CAPITAL

Current liabilities:
 Trade accounts payable and accrued expenses      $   426,571    $   852,785
 Accrued payroll and related expenses                 213,764        750,715
 Management fee payable                                15,000         15,715
 Due to owners                                              -         17,967
 Advance deposits                                           -         15,497
                                                   ----------     ----------
       Total current liabilities                      655,335      1,652,679

Owners' capital                                      (314,104)      (170,896)
                                                   ----------     ----------
                                                  $   341,231    $ 1,481,783
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
                            ---------------------

                                                    2005          2004
                                                 ----------     ----------
Operating revenue:
 Garage rent-related party                      $   455,279    $ 1,150,709
 Spa                                                 82,704        165,135
 Other                                               15,597         11,404
 Hotel-base rent                                          -      1,250,000
 Hotel-additional rent                                    -        117,086
 Hotel-income distributions                               -        377,813
                                                  ---------      ---------
      Total operating revenue                       553,580      3,072,147
                                                  ---------      ---------
Operating expenses:
 Depreciation and amortization                      305,497        572,434
 Lease commission                                         -         13,477
 Property taxes                                      23,077         45,105
 General and administrative:
   Accounting fees                                    5,785         11,979
   Administrative and office expense                 31,113         12,517
   Administrative fees-general partners             131,250        215,625
   Audit and tax preparation                         40,868         77,453
   Bank charges                                       2,423          5,274
   Business taxes                                         -            268
   Consultants                                            -        197,230
   Donation                                             300          3,550
   Franchise taxes                                      800            800
   Insurance expense                                 37,842         94,833
   Legal fees                                       222,287        495,958
   Repairs and maintenance                            8,436         56,622
   Repositioning costs                               92,736        241,590
   Security                                          65,503        106,392
   Travel and entertainment                           3,467          9,572
                                                  ---------      ---------
      Total operating expenses                      971,384      2,160,679
                                                  ---------      ---------
Other income (expense):
 Lease termination settlement income                      -      5,000,000
 Write-off of deferred lease costs                        -         (7,754)
 Loss on disposition of assets-                  (1,920,139)             -
   from 1997 and 2003
 Chinese Culture lease expense                      (38,633)             -
 Interest expense                                   (40,914)      (166,583)
 Interest income                                      8,353         35,312
                                                  ---------      ---------

      Total other (expense) income               (1,991,333)     4,860,975
                                                  ---------      ---------
      Net (loss) income                          (2,409,137)     5,772,443

Partners' capital at beginning of period-         8,176,678      3,042,635
   January 1, 2005 and 2004
Less distributions to partners                            -       (638,400)
                                                  ---------      ---------
Partners' capital at end of period-             $ 5,767,541    $ 8,176,678
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
                            ---------------------

                                                    2005          2004
                                                 ----------     ----------
Operating revenue:
 Room revenue                                   $ 4,502,233    $ 6,745,744
 Food and beverage revenue                          494,288        926,827
 Other operating departments                        127,289        133,344
                                                  ---------      ---------
      Total operating revenue                     5,123,810      7,805,915
                                                  ---------      ---------
Operating expenses:
 Rooms                                            2,478,882      2,938,186
 Food and beverage                                  919,644      1,157,423
 Other operating departments                        162,871        188,948
 General and administrative                         791,048        787,774
 Credit card commissions                             89,328        122,626
 Advertising and sales                              396,588        451,158
 Utilities                                          333,969        491,842
 Repairs and maintenance                            473,903        579,452
 Franchise and marketing fees                       296,728        438,473
 Management fees                                    104,477        136,659
 Property taxes                                     137,498        149,531
 Insurance expense                                  372,678        369,973
 CEP fee                                            102,260        156,241
 Miscellaneous                                       13,005         22,664
                                                  ---------      ---------
      Total operating expenses                    6,672,879      7,990,950
                                                  ---------      ---------
      Net income                                 (1,549,069)      (185,035)

Owners' capital at beginning of period-
    January 1, 2005 and 2004                       (170,896)             -
Contributions from owners                         1,405,861        768,016
Less distributions to owners                              -       (753,877)
                                                  ---------      ---------
Owners' capital at end of period-
   June 30, 2005 and December 31, 2004          $  (314,104)   $  (170,896)
                                                  =========      =========

  The accompanying notes are an integral part of these financial statements.