Form 10QSB
period 2006-12-31
PORTSMOUTH SQUARE INC
filed 2007-02-13
CIK 79661

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                               FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended December 31, 2006

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

     State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 734,183 shares of issuer's No Par Value Common Stock were outstanding as of February 9, 2007.

Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                     INDEX

                             PORTSMOUTH SQUARE, INC.


PART I. FINANCIAL INFORMATION                                            PAGE

Item 1. Consolidated Financial Statements

 Consolidated Balance Sheet - As of December 31, 2006 (Unaudited)          3

 Consolidated Statements of Operations (Unaudited)- For the Three
    Months ended December 31, 2006 and December 31, 2005                   4

 Consolidated Statements of Operations (Unaudited)- For the Six
    Months ended December 31, 2006 and December 31, 2005                   5

 Consolidated Statements of Cash Flows (Unaudited)- For the Six
    Months ended December 31, 2006 and December 31, 2005                   6

  Notes to Consolidated Financial Statements                               7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               14

Item 3. Controls and Procedures                                           22


PART II. OTHER INFORMATION

Item 5. Other Information                                                 22

Item 6. Exhibits and Reports on Form 8-K                                  23

SIGNATURES                                                                23

                        PART 1 - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

                             PORTSMOUTH SQUARE, INC.
                            CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
As of December 31,                                           2006
                                                          ----------
Assets
  Investment in hotel, at cost:
    Land                                                $  1,124,000
    Furniture and equipment                               15,142,000
    Building and improvements                             42,325,000
    Accumulated depreciation                             (16,694,000)
                                                          ----------
                                                          41,897,000
                                                          ----------
  Cash and cash equivalents                                1,670,000
  Investment in marketable securities                      9,479,000
  Other investments                                        2,400,000
  Accounts receivable                                      1,641,000
  Other assets                                             2,828,000
                                                          ----------
                                                          59,915,000
  Minority interest                                        3,179,000
                                                          ----------
Total assets                                            $ 63,094,000
                                                          ==========
Liabilities and Shareholders' Equity

Liabilities
  Accounts payable and other liabilities                   7,223,000
  Due to securities broker                                 4,242,000
  Obligations for securities sold                            790,000
  Line of credit                                          16,050,000
  Mortgage note payable                                   29,428,000
                                                          ----------
Total liabilities                                         57,733,000
                                                          ----------
Commitments and contingencies

Shareholders' equity:
  Common stock, no par value:
    Authorized shares - 750,000
    Issued and outstanding shares - 734,183                2,092,000
  Additional paid-in capital                                 916,000
  Retained earnings                                        2,353,000
                                                          ----------

Total shareholders' equity                                 5,361,000
                                                          ----------

Total liabilities and shareholders' equity              $ 63,094,000
                                                          ==========

See accompanying notes to the consolidated financial statements.

                             PORTSMOUTH SQUARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

For the three months ended December 31,              2006           2005
                                                  ----------     ----------
Justice Investors operations:
 Hotel and garage revenue                        $ 8,116,000    $         -
 Operating expenses                               (7,103,000)             -
 Interest expense                                   (686,000)             -
 Real estate taxes                                  (202,000)             -
 Depreciation and amortization                    (1,040,000)             -
                                                  ----------     ----------
Loss from Justice Investors operations              (915,000)             -

Equity in net loss of Justice Investors                    -     (1,012,000)

General and administrative expense                  (114,000)      (127,000)
Other income                                           3,000          3,000

Investment transactions:
 Net gains on marketable securities                  712,000        422,000
 Impairment loss on other investments                      -         (8,000)
 Dividend and interest                                41,000         26,000
 Margin interest and trading expense                 (92,000)       (85,000)
 Other income                                              -         13,000
                                                  ----------     ----------
                                                     661,000        368,000
                                                  ----------     ----------

Net loss before income taxes                        (365,000)      (768,000)

Provision for income tax benefit                     175,000        298,000
                                                  ----------     ----------
Loss before minority interest                       (190,000)      (470,000)
Minority interest, net of tax                        462,000              -
                                                  ----------     ----------
Net income(loss)                                 $   272,000    $  (470,000)
                                                  ==========     ==========

Basic income(loss) per share                     $      0.37    $     (0.64)
                                                  ==========     ==========
Weighted average number of shares outstanding        734,183        734,183
                                                  ==========     ==========

See accompanying notes to the consolidated financial statements.

                            PORTSMOUTH SQUARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

For the six months ended December 31,               2006           2005
                                                  ----------     ----------
Justice Investors operations:
 Hotel and garage revenue                        $15,708,000    $         -
 Operating expenses                              (13,463,000)             -
 Interest expense                                 (1,435,000)             -
 Real estate taxes                                  (382,000)             -
 Depreciation and amortization                    (2,074,000)             -
                                                  ----------     ----------
Loss from Justice Investors operations            (1,646,000)             -

Equity in net loss of Justice Investors                    -     (1,739,000)

General and administrative expense                  (244,000)      (237,000)
Other income                                           6,000          6,000

Investment transactions:
 Net gains on marketable securities                  315,000        224,000
 Impairment loss on other investments                      -         (8,000)
 Dividend and interest                                66,000        122,000
 Margin interest and trading expense                (199,000)      (168,000)
 Other                                                     -         26,000
                                                  ----------     ----------
                                                     182,000        196,000
                                                  ----------     ----------

Net loss before income taxes                      (1,702,000)    (1,774,000)

Provision for income tax benefit                     701,000        693,000
                                                  ----------     ----------
Loss before minority interest                     (1,001,000)    (1,081,000)
Minority interest, net of tax                        835,000              -
                                                  ----------     ----------
Net loss                                         $  (166,000)   $(1,081,000)
                                                  ==========     ==========

Basic loss per share                             $     (0.23)   $     (1.47)
                                                  ==========     ==========
Weighted average number of shares outstanding        734,183        734,183
                                                  ==========     ==========

See accompanying notes to the consolidated financial statements.

                            PORTSMOUTH SQUARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

For the six months ended December 31,                2006           2005
                                                  ----------     ----------
Cash flows from operating activities:
  Net loss                                      $   (166,000) $  (1,081,000)
  Adjustments to reconcile net loss
   to net cash provided by operating activities:
    Equity in net loss of Justice Investors                -      1,733,000
    Net unrealized losses(gains) on marketable
     securities                                      338,000       (530,000)
    Impairment loss on other investments                   -          8,000
    Depreciation and amortization                  2,074,000              -
    Minority interest                               (835,000)             -
    Changes in assets and liabilities:
      Investment in marketable securities          2,626,000     (3,142,000)
      Other investments and other assets          (2,337,000)      (277,000)
      Accounts payable and other liabilities         319,000         85,000
      Due to securities broker                    (1,296,000)     2,838,000
      Obligations for securities sold               (643,000)       417,000
                                                  ----------     ----------
  Net cash provided by operating activities           80,000         51,000
                                                  ----------     ----------
Cash flows from investing activities:
  Additions to furniture, equipment and
   building improvements                            (701,000)             -
                                                  ----------     ----------
  Net cash used in investing activities             (701,000)             -
                                                  ----------     ----------
Cash flows from financing activities:
  Principal payments on mortgage note payable       (169,000)             -
                                                  ----------     ----------
  Net cash used in financing activities             (169,000)             -
                                                  ----------     ----------
Net (decrease) increase in cash and cash
 equivalents                                        (790,000)        51,000

Cash and cash equivalents at the beginning
  of the period                                    2,460,000         20,000
                                                  ----------     ----------
Cash and cash equivalents at the end of the
 period                                         $  1,670,000    $    71,000
                                                  ==========     ==========

Supplemental disclosure of non-cash activities:
 Consolidation of Justice Investors as of July 1, 2006
  Gross components:
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

The Company has a 50.0% interest in Justice Investors, a California limited partnership ("Justice" or the "Partnership") in which Portsmouth serves as both a general and limited partner. The other general partner, Evon Corporation ("Evon"), serves as the managing general partner of Justice. As discussed in
Note 2, the financial statements of Justice have been consolidated with those of the Company, effective as of the first reporting period of its fiscal year beginning July 1, 2006.

Portsmouth is a 68.8%-owned subsidiary of Santa Fe Financial Corporation ("Santa Fe"), which is also a public company. Santa Fe is an approximately 74.1%-owned subsidiary of the InterGroup Corporation ("InterGroup"), a public company.

Certain prior quarter balances have been reclassified to conform with the current quarter presentation.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the year ended June 30, 2006.

The results of operations for the three and six months ended December 31, 2006 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2007.


2.  Investment in Justice Investors
    -------------------------------

Justice Investors owns the land, improvements and leaseholds known as the Hilton San Francisco Financial District, located at 750 Kearny Street, San Francisco, California (the "Hotel"). During the quarter ended December 30, 2006, the Partnership converted four of the less desirable rooms located on the fifth floor of the Hotel to office space, reducing the total number of guest rooms to 545.

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

On December 22, 2006, Justice obtained an extension of the $2,000,000 short-term portion of its credit facility with United Commercial Bank ("UCB") from December 31, 2006 to March 2, 2007. On January 12, 2007, UCB increased the amount of the short-term portion available to Justice to $2,500,000, making the total amount available under the Partnership's credit facility with UCB $17,000,000. As of December 31, 2006, the total outstanding balance of both portions of its line of credit was $16,050,000.

On July 14, 2005, the Financial Accounting Standards Board directed Staff Position (FSP) SOP 78-9-1, "Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5" to amend the guidance in AICPA Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures" (SOP 78-9) to be consistent with the consensus in Emerging Issues Task Force Issue No. 04-5 "Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" (Issue 04-5). FSP SOP 78-9-1 eliminated the concept of "important rights" in paragraph .09 of SOP 78-9 and replaces it with the concepts of "kick out rights" and "substantive participating rights" as defined in Issue 04-5. In accordance with guidance set forth in FSP SOP 78-9-1, Portsmouth has applied the principles of accounting applicable for investments in subsidiaries due to its substantial limited partnership interest and general partnership rights and has consolidated the financial statements of Justice with those of the Company effective with the first reporting period of its fiscal year beginning July 1, 2006.

For the three and six months ended December 31, 2006, the results of operations for Justice were consolidated with those of the Company. However, for the three and six months ended December 31, 2005, the Company's investment in Justice was accounted for under the equity method. For comparative purposes, the statement of operations for Justice for the three and six months ended December 31, 2006 and December 31, 2005 are disclosed below.

Significant to note is the operations of the Hotel were temporarily closed down effective May 31, 2005, to complete the substantial renovations of the Hotel required by the Hilton Franchise Agreement. Thus, the Hotel did not generate any room or food and beverage revenues during the first six months of fiscal 2006. The below ground parking garage and Tru Spa located on the lobby level of the Hotel, both of which are lessees of the Partnership, remained open during the renovation work. As of January 12, 2006 the Hotel renovation work was substantially completed, at which time Justice obtained approval from Hilton to open the Hotel as the "Hilton San Francisco Financial District". The Hotel opened with a limited number of rooms available to rent, which increased as the Hotel transitioned into full operations by the end of February 2006.

                                JUSTICE INVESTORS
                             STATEMENTS OF OPERATIONS

For the three months ended December 31,        2006            2005
                                            ----------      ----------
Revenues:
 Hotel rooms                              $  6,186,000     $         -
 Food and beverage                           1,311,000               -
 Rent - hotel garage                           380,000         168,000
 Other                                         239,000          76,000
   Total revenues                           ----------      ----------
                                             8,116,000         244,000
Operating expenses:
 Hotel rooms                                (1,800,000)        (90,000)
 Food and beverage                          (1,343,000)        (43,000)
 Other operating expenses                   (2,768,000)       (914,000)
 Interest expense                             (686,000)        (42,000)
 Real estate taxes                            (201,000)        (51,000)
 Depreciation and amortization              (1,040,000)       (143,000)
 General and administrative                 (1,206,000)       (992,000)
                                            ----------      ----------
   Total expenses                           (9,044,000)     (2,275,000)
                                            ----------      ----------
                                              (928,000)     (2,031,000)
Intercompany eliminations                       13,000          13,000
                                            ----------      ----------
Net loss                                  $   (915,000)    $(2,018,000)
                                            ==========      ==========


                               JUSTICE INVESTORS
                             STATEMENTS OF OPERATIONS

For the six months ended December 31,          2006            2005
                                            ----------      ----------
Revenues:
 Hotel rooms                              $ 12,067,000     $         -
 Food and beverage                           2,325,000               -
 Rent - hotel garage                           811,000         325,000
 Other                                         505,000         192,000
   Total revenues                           ----------      ----------
                                            15,708,000         517,000
Operating expenses:
 Hotel rooms                                (3,717,000)       (185,000)
 Food and beverage                          (2,644,000)        (57,000)
 Other operating expenses                   (5,100,000)     (1,223,000)
 Interest expense                           (1,435,000)       (176,000)
 Real estate taxes                            (382,000)       (184,000)
 Depreciation and amortization              (2,074,000)       (283,000)
 General and administrative                 (2,028,000)     (1,900,000)
                                            ----------      ----------
   Total expenses                          (17,380,000)     (4,008,000)
                                            ----------      ----------
                                            (1,672,000)     (3,491,000)
Intercompany eliminations                       26,000          26,000
                                            ----------      ----------
Net loss                                  $ (1,646,000)    $(3,465,000)
                                            ==========      ==========

During the three and six months ended December 31, 2006, Portsmouth received monthly general partner management fees in the amount of $13,000 and $26,000, respectively, from Justice Investors. This amount was eliminated from Justice operating expenses during consolidation.

Below are the comparative standalone statements of operations for the Hotel for the indicated periods.


For the three months ended December 31,           2006           2005
                                               -----------     ----------
Operating revenue:
 Room                                         $  6,186,000    $         -
 Food and beverage                               1,311,000              -
 Other operating revenue                           151,000          9,000
                                               -----------     ----------
  Total operating revenue                        7,648,000          9,000
                                               -----------     ----------
Operating expenses:
 Rooms                                          (1,800,000)       (90,000)
 Food and beverage                              (1,343,000)       (43,000)
 Other operating expenses                       (3,682,000)    (1,065,000)
                                               -----------     ----------
  Total operating expenses                      (6,825,000)    (1,198,000)
                                               -----------     ----------
Net income(loss) from Hotel operations             823,000     (1,189,000)
Net expenses at Justice Investors               (1,738,000)      (829,000)
                                               -----------     ----------
Net loss from Justice Investors               $   (915,000)   $(2,018,000)
                                               ===========     ==========


For the six months ended December 31,             2006           2005
                                               -----------     ----------
Operating revenue:
 Room                                         $ 12,067,000    $         -
 Food and beverage                               2,325,000              -
 Other operating revenue                           329,000          6,000
                                               -----------     ----------
  Total operating revenue                       14,821,000          6,000
                                               -----------     ----------
Operating expenses:
 Rooms                                          (3,717,000)      (185,000)
 Food and beverage                              (2,644,000)       (57,000)
 Other operating expenses                       (6,896,000)    (1,580,000)
                                               -----------     ----------
  Total operating expenses                     (13,357,000)    (1,822,000)
                                               -----------     ----------
Net income(loss) from Hotel operations           1,464,000     (1,816,000)
Net expenses at Justice Investors               (3,110,000)    (1,649,000)
                                               -----------     ----------
Net loss from Justice Investors               $ (1,646,000)   $(3,465,000)
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

At December 31, 2006, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included in earnings.

Trading securities are summarized as follows:


As of December 31, 2006:
                              Gross            Gross             Net            Market
Investment     Cost       Unrealized Gain  Unrealized Loss  Unrealized Gain     Value
----------  -----------   ---------------  ---------------  ---------------  ------------
Corporate
Equities    $ 7,533,000      $2,350,000      ($  404,000)      $1,946,000    $ 9,479,000


As of December 31, 2006, the Company had $191,000 of unrealized losses related to securities held for over one year.

As part of the investment strategies, the Company may assume short positions against its long positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of December 31, 2006, the Company had obligations for securities sold (equities short) of $790,000.

Net gains on marketable securities on the statement of operations are comprised of realized and unrealized gains. Below is the composition of the two components for the three and six months ended December 31, 2006 and 2005, respectively.

For the three months ended December 31,               2006             2005
                                                  -----------      -----------
Realized gain(loss) on marketable securities      $   794,000      $  (312,000)
Unrealized (loss)gain on marketable securities        (82,000)         734,000
                                                  -----------      -----------
Net gains on marketable securities                $   712,000      $   422,000
                                                  ===========      ===========


For the six months ended December 31,                 2006             2005
                                                  -----------      -----------
Realized gain(loss) on marketable securities      $   653,000      $  (306,000)
Unrealized (loss)gain on marketable securities       (338,000)         530,000
                                                  -----------      -----------
Net gains on marketable securities                $   315,000      $   224,000
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

Information below represents reporting segments for the three and six months ended December 31, 2006 and December 31, 2005, respectively. Operating income from Justice Investors consists of the operations of the hotel and garage. Operating loss for investment transactions consist of net investment gains (losses) and dividend and interest income.


Three months ended            Justice     Investment
December 31, 2006            Investors   Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating income            $ 8,116,000   $   753,000   $         -  $   8,869,000
Operating expenses           (9,031,000)      (92,000)            -     (9,123,000)
                            -----------   -----------   -----------   ------------
Net operating income(loss)     (915,000)      661,000             -       (254,000)

General and admin. expense                                 (114,000)      (114,000)
Other income                      3,000             -             -          3,000
Income tax benefit                    -             -       175,000        175,000
Minority interest               462,000             -             -        462,000
                            -----------   -----------   -----------   ------------
Net income (loss)           $  (450,000)  $   661,000   $    61,000  $     272,000
                            ===========   ===========   ===========   ============
Total Assets                $50,025,000   $11,879,000   $ 1,190,000   $ 63,094,000
                            ===========   ===========   ===========   ============


Three months ended            Justice    Investment
December 31, 2005            Investors  Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating income(loss)      $(1,012,000)  $   440,000   $         -  $    (572,000)
Operating expenses                    -       (85,000)            -        (85,000)
                            -----------   -----------   -----------   ------------
Net operating income(loss)   (1,012,000)      355,000             -       (657,000)

General and admin. exp.               -             -      (127,000)      (127,000)
Other income                      3,000             -        13,000         16,000
Income tax benefit                    -             -       298,000        298,000
                            -----------   -----------   -----------   ------------
Net income (loss)           $(1,009,000)  $   355,000   $   184,000  $    (470,000)
                            ===========   ===========   ===========   ============
Total Assets                $         -   $12,555,000   $   906,000   $ 13,461,000
                            ===========   ===========   ===========   ============



Six months ended              Justice     Investment
December 31, 2006            Investors   Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating income            $15,708,000   $   381,000   $         -  $  16,089,000
Operating expenses          (17,354,000)     (199,000)            -    (17,553,000)
                            -----------   -----------   -----------   ------------
Net operating income(loss)   (1,646,000)      182,000             -     (1,464,000)

General and admin. expense                                 (244,000)      (244,000)
Other income                      6,000             -             -          6,000
Income tax benefit                    -             -       701,000        701,000
Minority interest               835,000             -             -        835,000
                            -----------   -----------   -----------   ------------
Net income (loss)           $  (805,000)  $   182,000   $   457,000  $    (166,000)
                            ===========   ===========   ===========   ============
 Total Assets               $50,025,000   $11,879,000   $ 1,190,000   $ 63,094,000
                            ===========   ===========   ===========   ============


Six months ended              Justice    Investment
December 31, 2005            Investors  Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating income(loss)      $(1,739,000)  $   338,000   $         -  $  (1,401,000)
Operating expenses                    -      (168,000)            -       (168,000)
                            -----------   -----------   -----------   ------------
Net operating income(loss)   (1,739,000)      170,000             -     (1,569,000)

General and admin. exp.               -             -      (237,000)      (237,000)
Other income                      6,000             -        26,000         32,000
Income tax benefit                    -             -       693,000        693,000
                            -----------   -----------   -----------   ------------
Net income (loss)           $(1,733,000)  $   170,000   $   482,000  $  (1,081,000)
                            ===========   ===========   ===========   ============
Total Assets                $         -   $12,555,000   $   906,000   $ 13,461,000
                            ===========   ===========   ===========   ============


5.  Related Party Transactions
    --------------------------

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated among the Company, the Company's parent, Santa Fe Financial Corporation ("Santa Fe"), and The InterGroup Corporation ("InterGroup"), parent of Santa Fe, based on management's estimate of the pro rata utilization of resources. For the three months ended December 31, 2006 and December 31, 2005, these expenses were approximately $18,000 and $20,000, respectively. For the six months ended December 31, 2006 and December 31, 2005, these expenses were approximately $36,000 and $40,000, respectively.

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

For each of the three months and six months ended December 31, 2006 and 2005, Portsmouth received monthly general partner management fees $13,000 and $26,000, respectively. All of these amounts were eliminated in the consolidation of Justice.


6.  Subsequent Event

On February 9, 2007, Justice Investors entered into an agreement with Dow Hotel Company, to mutually terminate its management agreement and to transition the day-to-day management responsibilities of the Hotel to another management company, Prism Hospitality, L.P. ("Prism"). The management agreement with Prism will be on the same general terms and conditions as the agreement with Dow, with the exception of certain provisions unique to renovation and transition of the Hotel that are no longer applicable. Like the Dow agreement, the management agreement with Prism can be terminated by the Partnership upon sixty days written notice. The effective date of the transition of the management to Prism will commence on February 10, 2007 and that process should be completed on or before March 31, 2007.


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

The Hotel is operated by the Partnership, with the assistance of a Management Agreement with Dow Hotel Company, LLC. ("Dow") to perform the day-to-day management functions. As discussed below, Justice and Dow have agreed to a mutual termination of that Agreement and to the transition the day-to-day management responsibilities of the Hotel to another management company effective February 10, 2007.

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

Recent Developments

During the quarter ended December 31, 2006, Justice converted four of the less desirable guest rooms located on the fifth floor of the Hotel into office space for the Hotel's sales department. The conversion of those rooms to office space reduced the total number of guest rooms in the Hotel to 545. The conversion of those guest rooms is not expected to have any negative impact on Hotel revenues and will provide needed space for the sales department to operate more efficiently and generate more business.

On December 22, 2006, Justice obtained an extension of the $2,000,000 short-term portion of its credit facility with United Commercial Bank ("UCB") from December 31, 2006 to March 2, 2007. On January 12, 2007, UCB increased the amount of the short-term portion available to Justice to $2,500,000, making the total amount available under the Partnership's credit facility with UCB $17,000,000. As of December 31, 2006, the total outstanding balance of both portions of its line of credit was $16,050,000.

On February 9, 2007, Justice entered into an agreement with Dow, to mutually terminate its management agreement and to transition the day-to-day management responsibilities of the Hotel to another management company, Prism Hospitality, L.P. ("Prism"). Prism is an experienced Hilton approved operator of upscale and luxury hotels throughout the Americas and the Caribbean. The management agreement with Prism will be on the same general terms and conditions as the agreement with Dow, with the exception of certain provisions unique to renovation and transition of the Hotel that are no longer applicable. Like the Dow agreement, the management agreement with Prism can be terminated by the Partnership upon sixty days written notice. The effective date of the transition of the management to Prism will commence on February 10, 2007 and that process should be completed on or before March 31, 2007. The operation of the Hotel is expected to continue uninterrupted as if no termination had occurred and Justice will honor all bookings and contracts for the use of the Hotel and will retain all of the on-site management and employees.


Three Months Ended December 31, 2006 Compared to Three Months
Ended December 31, 2005

The Company had net income of $272,000 for the three months ended December 31, 2006 compared to a net loss of $470,000 for the three months ended December 31, 2005. As discussed below, the significant change was primarily due to the reduction in the net loss from the operations of Justice Investors and the increase in the net gains from marketable securities.

The net loss from the operations of Justice Investors decreased to $915,000 (before minority interest of $462,000) for the three months ended December 31, 2006, compared equity in net loss of Justice Investors of $1,012,000 for the three months ended December 31, 2005. That decrease was primarily attributable to net income generated from the operations of the Hotel during the current quarter compared to the comparable quarter when the Hotel was temporarily closed for major renovations and from higher garage rental income in the current quarter. Those results were partially offset by higher interest costs, insurance costs, property taxes and greater depreciation and amortization expenses resulting from the renovation of the Hotel.

For the three months ended December 31, 2006, the operations of the Hotel (on a standalone basis) generated net income of $823,000 on total operating revenues of approximately $7,648,000, while there were no revenues from the operations of the Hotel during the three months ended December 31, 2005. Garage rent increased to $380,000 from $168,000 primarily due to the Hotel being open during the current quarter. The average daily room rate for the Hotel was approximately $160 and the average occupancy rate was approximately 76% for the three months ended December 31, 2006.

Average daily room rates have continued to improve since the Hotel's reopening in January 2006 and average occupancy rates have held steady this fiscal year even with December, one of the typically slower months, included in those averages. We believe that many of the new programs implemented to increase revenues and efficiencies at the Hotel, as well as certain personnel changes, have helped improve operations. While food and beverage remains problematic, the losses attributable to those operations were reduced in the current quarter. Due to brand requirements of maintaining a three-meal, full service restaurant, the associated costs of union labor, and the intense competition in the San Francisco market for restaurants, food and beverage operations will continue to be challenging. Management will continue to work to address those issues and to explore all options to improve the operations of the Hotel.

Net gains on marketable securities increased to $712,000 for the three months ended December 31, 2006 from $422,000 for the three months ended December 31, 2005. For the three months ended December 31, 2006, the Company had net realized gains of $794,000 and net unrealized losses of $82,000. For the three months ended December 31, 2005, the Company had net realized losses of $312,000 and net unrealized gains of $734,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Dividend and interest income increased to $41,000 for the three months ended December 31, 2006 from $26,000 for the three months ended December 31, 2005 as a result of the increased investment in income yielding securities during the quarter ended December 31, 2006.

The provision for income tax benefit decreased to $175,000 for the three months ended December 31, 2006 from $298,000 for the three months ended December 31, 2005 as the result of the lower pre-tax loss incurred by the Company during the quarter ended December 31, 2006.

During the three months ended December 31, 2006, the Company consolidated the results of operations from Justice Investors and recorded a minority interest benefit of $462,000 representing 50% of the net loss incurred at Justice Investors during the quarter. For the three months ended December 31, 2005, the Company's investment in Justice Investors was recorded on an equity basis.


Six Months Ended December 31, 2006 Compared to Six Months
Ended December 31, 2005

The Company had a net loss of $166,000 for the six months ended December 31, 2006 compared to a net loss of $1,081,000 for the six months ended December 31, 2005. As discussed below, the significant decrease in the net loss was primarily due to the reduction in the net loss from the operations of Justice Investors and the increase in net gains from marketable securities partially offset by the decrease in the dividend and interest income.

The net loss from the operations of Justice Investors decreased to $1,646,000 (before minority interest of $835,000) for the six months ended December 31, 2006 from equity in net loss of Justice Investors of $1,740,000 for the six months ended December 31, 2005. That decrease was primarily attributable to net income generated from the operations of the Hotel during the current period compared to the comparable six months when the Hotel was temporarily closed for major renovations and from higher garage rental income in the current period. Those results were partially offset by higher interest costs, insurance costs, property taxes and greater depreciation and amortization expenses resulting from the renovation of the Hotel.

For the six months ended December 31, 2006, the operations of the Hotel (on a standalone basis) generated net income of $1,464,000 on total operating revenues of approximately $14,821,000, while there were no revenues from the operations of the Hotel during the six months ended December 31, 2005. Garage rent increased to $811,000 from $325,000 primarily due to the Hotel being open during the current period. The average daily room rate for the Hotel was approximately $156 and the average occupancy rate was approximately 76% for the six months ended December 31, 2006.

Average daily room rates have continued to improve since the Hotel's reopening in January 2006 and average occupancy rates have held steady this fiscal year even with December, one of the typically slower months, included in those averages. We believe that many of the new programs implemented to increase revenues and efficiencies at the Hotel, as well as certain personnel changes, have helped improve operations. While food and beverage remains problematic, the losses attributable to those operations were reduced in the current quarter. Due to brand requirements of maintaining a three-meal, full service restaurant, the associated costs of union labor, and the intense competition in the San Francisco market for restaurants, food and beverage operations will continue to be challenging. Management will continue to work to address those issues and to explore all options to improve the operations of the Hotel.

Net gains on marketable securities increased to $315,000 for the six months ended December 31, 2006 from $224,000 for the six months ended December 31, 2005. For the six months ended December 31, 2006, the Company had net realized gains of $653,000 and net unrealized losses of $338,000. For the six months ended December 31, 2005, the Company had net realized losses of $306,000 and net unrealized gains of $530,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Dividend and interest income decreased to $66,000 for the six months ended December 31, 2006 from $122,000 for the six months ended December 31, 2005 as a result of the decreased investment in income yielding securities during the six months ended December 31, 2006.

During the six months ended December 31, 2006, the Company consolidated the results of operations from Justice Investors and recorded a minority interest benefit of $835,000 representing 50% of the net loss incurred at Justice Investors during the quarter. For the six months ended December 31, 2005, the Company's investment in Justice Investors was recorded on an equity basis.

MARKETABLE SECURITIES

As of December 31, 2006, the Company had investments in marketable equity securities of $9,479,000. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of December 31, 2006.

                                                              % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Telecommunications and media        $ 2,276,000               24.0%
   Retail and consumer goods             1,277,000               13.5%
   Services                              1,012,000               10.7%
   Dairy products                          990,000               10.4%
   REITs and building materials            947,000               10.0%
   Newspapers and paper mills              602,000                6.4%
   Pharmaceuticals and healthcare          567,000                6.0%
   Insurance, banks and brokers            479,000                5.1%
   Utilities and energy                    454,000                4.8%
   Transportation                          237,000                2.5%
   Other                                   638,000                6.6%
                                       ------------           ----------
                                       $ 9,479,000              100.0%
                                       ============           ==========

The Company's investment portfolio is diversified with 39 different equity positions. The portfolio contains five individual equity securities that are more than 5% of the equity value of the portfolio with the largest security being 10.0% of the value of the portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions.


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

On July 27, 2005, Justice also obtained a $10,000,000 Revolving Line of Credit ("LOC") from United Commercial Bank ("UCB"). The term of the LOC is for 60 months at an annual interest rate, based on an index selected by Justice at the time of the advance, equal to the Wall Street Journal Prime Rate or the Libor Rate plus 2% (7.35% as of 12/31/06), fixed for the period selected by the Partnership. The LOC is collateralized by a second deed of trust on the Hotel property. Interest only is payable monthly with principal and accrued interest due at maturity. On January 20, 2006, the Partnership obtained a $4,500,000 increase in its LOC, raising the total amount available to the Partnership to $14,500,000. The increase in the credit line is on the same terms as the existing line of credit. On May 23, 2006, Justice obtained a short-term increase in the amount available under its LOC of $2,000,000, which was raised to $2,500,000 on January 12, 2007, making the total amount available to the Partnership under its credit facility with UCB $17,000,000. If the short-term portion of its LOC is not paid off by March 2, 2007, UCB has the right to record a lien on the Hotel property for the additional $2,500,000. That increase is also on the same terms as the existing LOC, with additional documentation fees of $1,000. As of December 31, 2006, approximately $16,050,000 of the total LOC was utilized.

The Prudential Loan and the LOC have provided Justice with sufficient financial resources for the Partnership to complete the substantial renovations to the Hotel required by its Franchise License Agreement with Hilton and to meet its debt service requirements and operating capital needs through the reopening of the Hotel and the period of time necessary to ramp up operations. The Hotel started to generate net operating income from its operations in June 2006, which have continued to improve during the first six months of the Company's current fiscal year. Management believes that the revenues expected to be generated from the Hotel operations and the garage lease will be sufficient to meet all of the Partnership's current and future obligations and financial requirements. Management also believes that there is sufficient equity in the Hotel assets to support future borrowings if necessary to fund any new capital improvements and other requirements.

The additional amount of leverage related to the Prudential Loan and the utilization of the LOC and the associated debt service create additional risk for the Company and its ability to generate cash flows in the future since the Hotel asset has been virtually debt free for many years. Justice also does not anticipate paying any partnership distributions until net income from the operations of the Hotel and capital requirements warrant such distributions.
As a result, the Company may have to continue to rely on revenues generated from the investment of its cash and securities assets during that transition period.

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


                               PART II.

                          OTHER INFORMATION

Item 5. Other Information

On February 9, 2007, Justice Investors entered into an agreement with Dow Hotel Company, to mutually terminate its management agreement and to transition the day-to-day management responsibilities of the Hotel to another management company, Prism Hospitality, L.P. ("Prism"). Prism is an experienced Hilton approved operator of upscale and luxury hotels throughout the Americas and the Caribbean. The management agreement with Prism will be on the same general terms and conditions as the agreement with Dow, with the exception of certain provisions unique to renovation and transition of the Hotel that are no longer applicable. Like the Dow agreement, the management agreement with Prism can be terminated by the Partnership upon sixty days written notice. The effective date of the transition of the management to Prism will commence on February 10, 2007 and that process should be completed on or before March 31, 2007. The operation of the Hotel is expected to continue uninterrupted as if no termination had occurred and Justice will honor all bookings and contracts for the use of the Hotel and will retain all of the on-site management and employees.

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


                                               PORTSMOUTH SQUARE, INC.
                                                     (Registrant)


Date:  February 13, 2007                   by /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date:  February 13, 2007                   by /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala,
                                              Vice President and Secretary


Date:  February 13, 2007                   by /s/ David T. Nguyen
                                              --------------------------
                                              David T. Nguyen, Treasurer
                                             (Principal Accounting Officer)