Form 10QSB
period 2007-09-30
PORTSMOUTH SQUARE INC
filed 2007-11-14
CIK 79661

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                               FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 2007

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

     State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 734,183 shares of issuer's No Par Value Common Stock were outstanding as of November 13, 2007.

Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                     INDEX

                             PORTSMOUTH SQUARE, INC.


PART I. FINANCIAL INFORMATION                                            PAGE

Item 1. Consolidated Financial Statements

 Consolidated Balance Sheet
   As of September 30, 2007 (Unaudited)                                    3

 Consolidated Statements of Operations (Unaudited)
   For the Three Months ended September 30, 2007 and 2006                  4

 Consolidated Statements of Cash Flows (Unaudited)
   For the Three Months ended September 30, 2007 and 2006                  5

  Notes to Consolidated Financial Statements                               6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               12

Item 3. Controls and Procedures                                           18


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                 19

Item 6. Exhibits                                                          19

SIGNATURES                                                                20

                        PART 1 - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

                             PORTSMOUTH SQUARE, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
As of September 30,                                           2007
                                                          ----------
Assets
  Cash and cash equivalents                             $    837,000
  Restricted cash                                          1,500,000
  Investment in marketable securities                      4,663,000
  Other investments                                        2,425,000
  Accounts receivable, net                                 1,167,000
  Other assets                                             1,406,000
  Deferred tax asset                                       2,696,000
  Minority interest of Justice Investors                   5,545,000
  Investment in real estate                                  973,000
  Investment in hotel, net                                40,992,000

                                                          ----------
Total assets                                            $ 62,204,000
                                                          ==========
Liabilities and Shareholders' Equity

Liabilities
  Accounts payable and other liabilities                $  9,591,000
  Due to securities broker                                 1,131,000
  Obligations for securities sold                            158,000
  Mortgage notes payable                                  48,000,000
                                                          ----------
Total liabilities                                         58,880,000
                                                          ----------
Commitments and contingencies

Shareholders' equity:
  Common stock, no par value; 750,000 authorized shares;
   734,183 shares issued and outstanding                   2,092,000
  Additional paid-in capital                                 916,000
  Retained earnings                                          316,000
                                                          ----------

Total shareholders' equity                                 3,324,000
                                                          ----------

Total liabilities and shareholders' equity              $ 62,204,000
                                                          ==========

The accompanying notes are an integral part of these consolidated financial statements.

                             PORTSMOUTH SQUARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

For the three months ended September 30,             2007           2006
                                                  ----------     ----------
Hotel operations:
 Hotel and garage revenue                       $  9,786,000    $ 7,592,000
 Operating expenses                               (8,335,000)    (6,360,000)
 Interest expense                                   (702,000)      (749,000)
 Real estate taxes                                  (177,000)      (180,000)
 Depreciation and amortization                    (1,083,000)    (1,034,000)
                                                  ----------     ----------
Loss from Justice Investors operations              (511,000)      (731,000)
                                                  ----------     ----------

General and administrative expense                  (150,000)      (130,000)
Other income                                           3,000          3,000
                                                  ----------     ----------
                                                    (145,000)      (127,000)
                                                  ----------     ----------
Investment transactions:
 Net losses on marketable securities                (672,000)      (397,000)
 Impairment loss on other investments                (65,000)             -
 Dividend and interest income                         24,000         25,000
 Margin interest and trading expense                 (93,000)      (107,000)
                                                  ----------     ----------
                                                    (806,000)      (479,000)
                                                  ----------     ----------
Loss before income taxes and minority interest    (1,464,000)    (1,337,000)

Minority interest - Justice Investors, pre-tax       278,000        373,000
                                                   ---------      ---------
Loss before income taxes                          (1,186,000)      (964,000)
Provision for income tax benefit                     478,000        526,000
                                                  ----------     ----------
Net loss                                         $  (708,000)   $  (438,000)
                                                  ==========     ==========

Basic loss per share                             $     (0.96)   $     (0.60)
                                                  ==========     ==========
Weighted average number of shares outstanding        734,183        734,183
                                                  ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                            PORTSMOUTH SQUARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

For the three months ended September 30,             2007           2006
                                                  ----------     ----------

Cash flows from operating activities:
  Net loss                                       $  (708,000)   $  (438,000)
  Adjustments to reconcile net loss
   to net cash provided by operating activities:
    Net unrealized losses on marketable securities   460,000        256,000
    Impairment loss on other investments              65,000              -
    Depreciation and amortization                  1,083,000      1,034,000
    Minority interest                               (278,000)      (373,000)
    Changes in assets and liabilities:
      Investment in marketable securities          4,591,000      2,364,000
      Other investments and other assets             133,000       (767,000)
      Accounts payable and other liabilities       1,192,000        411,000
      Due to securities broker                    (2,907,000)    (1,489,000)
      Obligations for securities sold               (623,000)        (9,000)
      Deferred tax asset                            (478,000)      (526,000)
                                                  ----------     ----------
  Net cash provided by operating activities        2,530,000        463,000
                                                  ----------     ----------

Cash flows from investing activities:
  Capital expenditures for furniture, equipment
   and building improvements                      (1,348,000)      (350,000)
  Investment in real estate                         (973,000)             -
                                                  ----------     ----------
  Net cash used in investing activities           (2,321,000)      (350,000)
                                                  ----------     ----------
Cash flows from financing activities:

  Principal payments on mortgage note payable       (168,000)      (102,000)
                                                  ----------     ----------
  Net cash provided by financing activities         (168,000)      (102,000)
                                                  ----------     ----------
Net increase in cash and cash equivalents             41,000         11,000

Cash and cash equivalents at the beginning
 of the period                                       796,000      2,460,000
                                                  ----------     ----------
Cash and cash equivalents at the end of the
 period                                          $   837,000    $ 2,471,000
                                                  ==========     ==========

Supplemental information:

Margin interest paid                             $    45,000    $    64,000
Mortgage interest paid                           $   702,000    $   749,000


The accompanying notes are an integral part of these consolidated financial statements.

                         PORTSMOUTH SQUARE, INC.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

The Company has a 50.0% interest in Justice Investors ("Justice" or the "Partnership"), a California limited partnership in which Portsmouth serves as both a general and limited partner. The other general partner, Evon Corporation ("Evon"), serves as the managing general partner of Justice. In accordance with guidance set forth in the Financial Accounting Standards Board directed Staff Position (FSP) SOP 78-9-1, Portsmouth has applied the principles of accounting applicable for investments in subsidiaries due to its "kick out rights" and "substantive participating rights" arising from its limited partnership and general partnership interest and has consolidated the financial statements of Justice with those of the Company, effective with the first reporting period of its fiscal year beginning July 1, 2006.

Portsmouth is a 68.8%-owned subsidiary of Santa Fe Financial Corporation ("Santa Fe"), which is also a public company. Santa Fe is an approximately 75.1%-owned subsidiary of The InterGroup Corporation ("InterGroup"), a public company. InterGroup also directly owns approximately 10.9% of the common stock of Portsmouth.

Minority interest on the balance sheet represents the 50% interest in Justice Investors not owned by the Company. Minority interest on the statement of operations represents the minority owner's share of income. As of September 30, 2007, the Company had a minority interest asset balance on the balance sheet as the result of the accumulated deficit at Justice Investors. Management believes the accumulated deficit is considered temporary as the Hotel was temporary closed to undergo major renovations from May 2005 to January 2006. The Company expects the Hotel to be profitable, thereby reversing the accumulated deficit in the future.

Certain prior quarter balances have been reclassified to conform with the current quarter presentation.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the year ended June 30, 2007.

The results of operations for the three months ended September 30, 2007 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2008.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company's financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company's 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not to have a material impact on the Company's consolidated financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in income tax expense. There were no interest and penalties related to uncertain income tax positions that were accrued as of September 30, 2007 and during the period there were no changes in individual or aggregate unrecognized tax position. The Company's income tax returns for the years ended June 30, 2004 up to present are subject to examination by major taxing authorities.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for as of the beginning of the Company's 2009 fiscal year. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of the Company's 2009 fiscal year. The Company is still evaluating the impact of SFAS 157 and 159 on the Company's consolidated financial statements.


NOTE 2 - INVESTMENT IN HOTEL, NET

Justice owns a 544 room hotel property located at 750 Kearny Street, San Francisco, California 94108, known as the "Hilton San Francisco Financial District" (the "Hotel") and related facilities, including a five level underground parking garage. Justice serves as the owner/operator of the Hotel with the assistance of a third party management company. The Partnership also derives income from the lease of the garage portion of the property to Evon and from a lease with Tru Spa for a portion of the lobby level of the Hotel.

For the three months ended September 30, 2007 and 2006, the results of operations for Justice were consolidated with those of the Company. For comparative purposes, the statement of operations for the Hotel (on a standalone basis) for the three months ended September 30, 2007 and 2006, are included below.

For the three months ended September 30,       2007            2006
                                            ----------      ----------
Revenues:
 Hotel rooms                              $  7,915,000     $ 5,881,000
 Food and beverage                           1,289,000       1,015,000
 Other operating departments                   146,000         178,000
                                            ----------      ----------
  Total revenues                             9,350,000       7,074,000
                                            ----------      ----------
Operating expenses:
 Hotel rooms                                (2,211,000)     (1,917,000)
 Food and beverage                          (1,447,000)     (1,300,000)
 General and administrative                   (679,000)       (489,000)
 Advertising and sales                        (614,000)       (410,000)
 Franchise fees                               (554,000)       (412,000)
 Repairs and maintenance                      (529,000)       (395,000)
 Utilities                                    (323,000)       (265,000)
 Insurance                                    (239,000)       (286,000)
 CEP fee                                      (373,000)       (213,000)
 Other operating departments                  (300,000)       (185,000)
 Credit card commissions                      (222,000)       (172,000)
 Property taxes                               (177,000)       (180,000)
 Management fees                              (162,000)       (124,000)
 Other expenses                                (83,000)        (14,000)
 Start-up costs - reopening of Hotel                 -         (69,000)
                                            ----------      ----------
  Total operating expenses                  (7,913,000)     (6,431,000)
                                            ----------      ----------
Hotel net income                             1,437,000         643,000

Income (expense) at Justice
 Garage rent                                   415,000         430,000
 General and administrative                 (1,083,000)       (334,000)
 Interest expense                             (702,000)       (749,000)
 Depreciation and amortization expense      (1,083,000)     (1,034,000)
 Other income(expense)                         505,000         313,000
                                            ----------      ----------
Justice net loss                          $   (511,000)    $  (731,000)
                                            ==========      ==========


Property and equipment as of September 30, 2007 consisted of the following:

                                             Accumulated        Net Book
                               Cost          Depreciation        Value
                          ------------       ------------     ------------
Land                      $  1,124,000       $          -     $  1,124,000
Furniture and equipment     15,699,000         (5,595,000)      10,104,000
Building and improvements   44,030,000        (14,266,000)      29,764,000
                          ------------       ------------     ------------
                          $ 60,853,000       $(19,861,000)    $ 40,992,000
                          ------------       ------------     ------------

NOTE 3 - INVESTMENT IN MARKETABLE SECURITIES

The Company's investment in marketable securities consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain.

At September 30, 2007, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included in earnings.

Trading securities are summarized as follows:


As of September 30, 2007:
                              Gross            Gross             Net            Market
Investment     Cost       Unrealized Gain  Unrealized Loss  Unrealized Gain     Value
----------  -----------   ---------------  ---------------  ---------------  ------------
Corporate
Equities    $ 2,602,000      $2,923,000      ($  862,000)      $2,061,000    $ 4,663,000


As of September 30, 2007, the Company had $28,000 of unrealized losses related to securities held for over one year.

As part of the investment strategies, the Company may assume short positions against its long positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of September 30, 2007, the Company had obligations for securities sold (equities short) of $158,000.

Net gains on marketable securities on the statement of operations are comprised of realized and unrealized gains (losses). Below is the composition of the two components for the three months ended September 30, 2007 and 2006, respectively.

For the three months ended September 30,              2007             2006
                                                  -----------      -----------
Realized loss on marketable securities            $  (212,000)     $  (141,000)
Unrealized loss on marketable securities             (460,000)        (256,000)
                                                  -----------      -----------
Net losses on marketable securities               $  (672,000)     $  (397,000)
                                                  ===========      ===========


NOTE 4 - INVESTMENT IN REAL ESTATE

In August 2007, the Company agreed to acquire 50% interest in Intergroup Uluniu, Inc., a Hawaiian corporation ("Uluniu") and a 100% owned subsidiary of InterGroup, for $973,000, which represents an amount equal to the costs paid by InterGroup for the acquisition and carrying costs of approximately 2 acres of unimproved land located in Maui, Hawaii owned by Uluniu. In September 2007, the Company paid $758,000 of the $973,000. With the proceeds, Uluniu paid off the $750,000 mortgage note on the land including accrued interest. As a related party transaction, the fairness of the financial terms of the transaction were reviewed and approved by the independent director of the Company. As of September 30, 2007, the Company has an unpaid balance in the amount of $215,000 related to this transaction. This amount is included in accounts payable and other liabilities. As Portsmouth is a controlled subsidiary of InterGroup and Portsmouth does not have any independent directors on the board of Uluniu, that entity will continue to be consolidated into InterGroup.


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

Information below represents reporting segments for the three months ended September 30, 2007 and 2006, respectively. Operating income from Justice Investors consists of the operations of the hotel and garage. Operating income
(loss) for investment transactions consist of net investment gains (losses) and dividend and interest income.


Three months ended             Hotel       Investment
September 30, 2007           Operations   Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating income            $ 9,786,000   $  (713,000)  $         -  $   9,073,000
Operating expenses          (10,297,000)      (93,000)            -    (10,390,000)
                            -----------   -----------   -----------   ------------
Net operating loss             (511,000)     (806,000)            -     (1,317,000)

General and admin. expense                                 (150,000)      (150,000)
Other income                      3,000             -             -          3,000
Income tax benefit                    -             -       478,000        478,000
Minority interest               278,000             -             -        278,000
                            -----------   -----------   -----------   ------------
Net income (loss)           $  (230,000)  $  (806,000)  $   328,000   $   (708,000)
                            ===========   ===========   ===========   ============
Total Assets                $51,625,000   $ 7,088,000   $ 3,491,000   $ 62,204,000
                            ===========   ===========   ===========   ============

Three months ended             Hotel      Investment
September 30, 2006           Operations   Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating income(loss)      $ 7,592,000   $  (372,000)  $         -  $   7,220,000
Operating expenses           (8,323,000)     (107,000)            -     (8,430,000)
                            -----------   -----------   -----------   ------------
Net operating loss             (731,000)     (479,000)            -     (1,210,000)

General and admin. expense                                 (130,000)      (130,000)
Amortization - Justice            3,000             -             -          3,000
Income tax benefit                    -             -       526,000        526,000
Minority interest               373,000             -             -        373,000
                            -----------   -----------   -----------   ------------
Net income (loss)           $  (355,000)  $  (479,000)  $   396,000  $    (438,000)
                            ===========   ===========   ===========   ============
Total Assets                $42,586,000   $11,623,000   $ 9,213,000   $ 63,422,000
                            ===========   ===========   ===========   ============

NOTE 6 - RELATED PARTY TRANSACTIONS

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated among the Company, the Company's parent, Santa Fe Financial Corporation ("Santa Fe"), and The InterGroup Corporation ("InterGroup"), parent of Santa Fe, based on management's estimate of the pro rata utilization of resources. For the three months ended September 30, 2007 and 2006, these expenses were approximately $18,000 for each respective period.

Four of the Company's Directors serve as directors of InterGroup and three of the Company's Directors serve on the Board of Santa Fe.

The garage lessee, Evon, is the Partnership's managing general partner. Evon paid the Partnership $415,000 and $430,000 for the three months ended September 30, 2007 and 2006, respectively, under the terms of the lease agreement.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "may," "could," "might" and similar expressions, are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, such as the impact of terrorism and war on the national and international economies, including tourism and securities markets, natural disasters, general economic conditions and competition in the hotel industry in the San Francisco area, seasonality, labor relations and labor disruptions, partnership distributions, the ability to obtain financing at favorable interest rates and terms, securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company's Form 10-KSB Report for the fiscal year ended June 30, 2007, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

The Company's principal business is conducted through its general and limited partnership interest in the Justice Investors limited partnership ("Justice" or the "Partnership"). The Company has a 50.0% limited partnership interest in Justice and serves as one of the general partners. Justice owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California, known as the Hilton San Francisco Financial District hotel (the "Hotel"). The financial statements of Justice have been consolidated with those of the Company, effective as of July 1, 2006. See Note 1 to the Consolidated Financial Statements.

The Hotel is operated by the Partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with Hilton Hotels Corporation. The term of the Agreement is for a period of 15 years commencing on January 12, 2006, with an option to extend the license term for another five years, subject to certain conditions. Justice also has a Management Agreement with Prism Hospitality L.P. ("Prism") to perform the day-to-day management functions of the Hotel.

The Partnership also derives income from the lease of the garage portion of the property to Evon Corporation ("Evon"), the managing general partner of Justice, and from a lease with Tru Spa for a portion of the lobby level of the Hotel. The Company also receives management fees as a general partner of Justice for its services in overseeing and managing the Partnership's assets. Those fees are eliminated in consolidation.

Recent Developments

On October 1, 2007, Justice paid a special distribution to its limited partners in a total amount of $400,000, of which $200,000 was received by Portsmouth. The general partners expect to conduct regular reviews to set the amount of any future distributions that may be appropriate based on the results of operations of the Hotel and other factors.

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

Uluniu intends to obtain the entitlements and permits necessary for the joint development of the parcel with an adjoining landowner into residential units. After the completion of this predevelopment phase, the Uluniu will determine whether it more advantageous to sell the entitled property or to commence with construction. In September 5, 2007, $758,000 of the investment amount had been paid by Portsmouth and the proceeds were used by Uluniu to retire the mortgage on the property in the approximate amount of $750,000. The balance of the proceeds is expected to be used to fund predevelopment costs and to meet other requirements to try to enhance the value of the property. As of September 30, 2007, the Company has an unpaid balance in the amount of $215,000 related to this transaction. This amount is included in accounts payable and other liabilities.


Three Months Ended September 30, 2007 Compared to Three Months
Ended September 30, 2006

The Company had net loss of $708,000 for the three months ended September 30, 2007 compared to a net loss of $438,000 for the three months ended September 30, 2006. As discussed below, the increase in the loss was primarily due to the increase in the net losses from marketable securities partially offset by the reduction in the net loss from the operations of Justice Investors.

The net loss from the operations of Justice Investors was $511,000 for the three months ended September 30, 2007, compared to a net loss of $731,000 for the three months ended September 30, 2006. The decrease in the net loss was primarily attributable to greater net income generated from the operations of the Hotel during the current period, partially offset by higher general and administrative expenses at the Justice level primarily due to certain nonrecurring legal and consulting fees in the current period related to the Allied litigation and zoning issues in the approximate amount of $577,000.

For the three months ended September 30, 2007, the operations of the Hotel on a standalone basis (see Note 2) generated net income of $1,437,000 on total operating revenues of approximately $9,350,000 compared to net income from Hotel operations of $643,000 on total operating revenues of $7,074,000 for the three months ended September 30, 2006 primarily due to higher average daily room rates and higher average occupancy rates.

The following table sets forth the average daily room rate ("ADR"), average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the three months ended September 30, 2007 and 2006.

Three Months Ended        Average           Average
  September 30,          Daily Rate        Occupancy%         RevPar
-----------------        ----------        ----------        ---------
      2007                $177.31            88.8%            $157.75
      2006                $151.03            77.0%            $116.68


Average daily room rates and occupancy have continued to improve since the Hotel's reopening in January 2006. As a result, the Hotel was able to achieve an approximately $41 increase in RevPar for the three months ended September 30, 2007 compared the three months ended September 30, 2006. We believe that many of the new programs implemented to increase revenues and efficiencies at the Hotel, as well as certain management personnel changes, have helped improve operations. While the Hotel's food and beverage operations remain challenging, management was able to reduce losses in that department during the current period to approximately $158,000 from approximately $285,000 for the comparable period in 2006. Due to brand requirements of maintaining a three-meal, full service restaurant, the associated costs of union labor, and the intense competition in the San Francisco market for restaurants, food and beverage operations will continue to be challenging. Management will continue to work to address those issues and to explore all options, including new concepts, to improve the operations of the Hotel.

We expect that the operating results of the Hotel will continue to improve over fiscal 2007 as the Hotel approaches full stabilization and gets further penetration into the Financial District hotel market. We anticipate a reduction in Partnership general and administrative expenses for legal and consulting fees in fiscal 2008, as many of those expenses were attributable to certain nonrecurring legal matters that originated in fiscal 2007 and which we expect to be resolved in fiscal 2008. If cash flows from the Hotel operations continue to improve, we also expect that the Partnership will start making more regular distributions to its limited partners in fiscal 2008.

Net losses on marketable securities increased to $672,000 for the three months ended September 30, 2007 from $397,000 for the three months ended September 30, 2006. For the three months ended September 30, 2007, the Company had net realized losses of $212,000 and net unrealized losses of $460,000. For the three months ended September 30, 2006, the Company had net realized losses of $141,000 and net unrealized losses of $256,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

During the three months ended September 30, 2007, the Company performed an impairment analysis of its other investments and determined that one of its investments had an other than temporary impairment and recorded an impairment loss on other investments of $65,000. There was no impairment loss recorded for the three months ended September 30, 2006.

Minority interest decreased to $278,000 for the three months ended September 30, 2007 from $373,000 for the three months ended September 30, 2006, primarily as the result of the lower loss incurred by Justice Investors.


MARKETABLE SECURITIES

As of September 30, 2007, the Company had investments in marketable equity securities of $4,663,000. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of September 30, 2007.

                                                              % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------

   Technology                          $ 1,109,000               23.8%
   Services                                910,000               19.5%
   Dairy products                          819,000               17.6%
   Insurance, banks and brokers            581,000               12.5%
   Telecommunications and media            492,000               10.6%
   Holding companies                       377,000                8.1%
   Building materials                      134,000                2.9%
   Other                                   241,000                5.0%
                                       ------------           ----------
                                       $ 4,663,000              100.0%
                                       ============           ==========

The Company's investment portfolio is diversified with 17 different equity positions. The portfolio contains six individual equity securities that are more than 5% of the equity value of the portfolio with the largest security being 23.8% of the value of the portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions.


LIQUIDITY AND SOURCES OF CAPITAL

The Company's cash flows are primarily generated from the operations of Justice Investors. The Company also receives revenues generated from its real estate operations and from the investment of its cash and securities assets. Since the operations of the Hotel were temporarily closed down on May 31, 2005, and significant amounts of money were expended to renovate and reposition the Hotel as a Hilton, Justice did not pay any partnership distributions until the end of March 2007. As a result, the Company had to depend more on the revenues generated from its real estate operations and the investment of its cash and securities assets during that transition period.

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

To meet its substantial financial commitments for the renovation project and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30 year amortization schedule. The Prudential Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. As of September 30, 2007, the total amount outstanding of the Prudential Loan was approximately $29,088,000.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the "Second Prudential Loan") in a principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30 year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is without recourse to the limited and general partners of Justice. As of September 30, 2007, the total amount outstanding of the Second Prudential Loan was approximately $18,912,000.

From the proceeds of the Second Prudential Loan, Justice retired its existing line of credit facility with United Commercial Bank ("UCB") paying off the outstanding balance of principal and interest of approximately $16,403,000 on March 27, 2007. The Partnership also obtained a new unsecured $3,000,000 revolving line of credit facility from UCB to be utilized by the Partnership to meet any emergency or extraordinary cash flow needs arising from any disruption of business due to labor issues, natural causes affecting tourism and other unexpected events. The term of the new line of credit facility is for 60 months at an annual interest rate, based on an index selected by Justice at the time of advance, equal to the Wall Street Journal Prime Rate or the Libor Rate plus two percent. As of September 30, 2007, there were no amounts borrowed by Justice under the new line of credit; however, $1,500,000 of that line was utilized in the form of a standby letter of credit related for the Allied Litigation. The annual fee for the letter of credit is one and one half percent of $1,500,000, which fee is to be paid in quarterly installments for the periods in which the letter of credit is in effect.

The Hotel started to generate net income from its operations in June 2006, which continued to improve during the Company's fiscal year ended June 30, 2007. As a result, Justice was able to pay a special limited partnership distribution in a total amount of $1,000,000 on March 28, 2007, of which

Portsmouth received $500,000. The general partners believed that operations of the Hotel had stabilized under the Hilton brand and new management, and that cash flows were sufficient to warrant that special distribution, especially with the new financings in place to meet any additional capital needs. On October 1, 2007, Justice paid an additional special limited partnership distribution in the amount of $400,000, of which $200,000 was received by Portsmouth. The general partners expect to conduct regular reviews to set the amount of any future distributions that may be appropriate based on the results of operations of the Hotel and other factors.

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


IMPACT OF INFLATION

Hotel room rates are typically impacted by supply and demand factors, not inflation, since rental of a hotel room is usually for a limited number of nights. Room rates can be, and usually are, adjusted to account for inflationary cost increases. Since Prism has the power and ability under the terms of its management agreement to adjust hotel room rates on an ongoing basis, there should be minimal impact on partnership revenues due to inflation. Partnership revenues are also subject to interest rate risks, which may be influenced by inflation. For the two most recent fiscal years, the impact of inflation on the Company's income is not viewed by management as material.

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


Item 1.  LEGAL PROCEEDINGS

Bacon Plumbing Co., Inc. and Golden Electric Company v. Allied Construction, et al., San Francisco County Superior Court, Case No. 06-455440.

This is to update matters previously reported in the Company's Form 10-KSB for its fiscal year ended June 30, 2007, regarding the litigation and lien claims filed by Allied Construction Management, Inc. ("Allied") and eight subcontractors arising out of the renovation work performed on the San Francisco Hotel property. All of those claims were consolidated into the above entitled action. On October 23, 2007, the Superior Court entered an order approving settlements reached by Justice Investor with all of the subcontractors that filed liens against the Hotel property. The aggregate amount of those settlements was approximately $1,580,000 and the total amount of the liens filed by the subcontractors was approximately $1,756,000. The Court also reduced the lien claim of Allied from $2,061,544 to $1,166,649. Justice, Evon and Portsmouth dispute the amounts alleged to be owed to Allied and will vigorously defend the balance of this action against the Allied claims.


Item 6.  Exhibits.

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


                                               PORTSMOUTH SQUARE, INC.
                                                     (Registrant)


Date:  November 13, 2007                   by /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date:  November 13, 2007                   by /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala,
                                              Vice President and Secretary


Date:  November 13, 2007                   by /s/ David Nguyen
                                              --------------------------
                                              David Nguyen, Treasurer
                                             (Principal Accounting Officer)