Form 10QSB
period 2007-12-31
PORTSMOUTH SQUARE INC
filed 2008-02-20
CIK 79661

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                               FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended December 31, 2007

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

     State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 734,183 shares of issuer's No Par Value Common Stock were outstanding as of February 8, 2008.

Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                     INDEX

                             PORTSMOUTH SQUARE, INC.


PART I. FINANCIAL INFORMATION                                            PAGE

Item 1. Condensed Consolidated Financial Statements

 Condensed Consolidated Balance Sheet (Unaudited)
   As of December 31, 2007                                                 3

 Condensed Consolidated Statements of Operations (Unaudited)
   For the Three Months ended December 31, 2007 and 2006                   4

 Condensed Consolidated Statements of Operations (Unaudited)
   For the Six Months ended December 31, 2007 and 2006                     5

 Condensed Consolidated Statements of Cash Flows (Unaudited)
   For the Six Months ended December 31, 2007 and 2006                     6

  Notes to Condensed Consolidated Financial Statements (Unaudited)         7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               14

Item 3. Controls and Procedures                                           22


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds       23

Item 6. Exhibits                                                          25

SIGNATURES                                                                26

                        PART 1 - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

                             PORTSMOUTH SQUARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
As of December 31,                                           2007
                                                          ----------
Assets
  Investment in hotel, net                              $ 40,847,000
  Investment in real estate                                  973,000
  Investment in marketable securities                      6,803,000
  Other investments                                        2,575,000
  Cash and cash equivalents                                  156,000
  Accounts receivable, net                                 1,213,000
  Other assets                                             1,740,000
  Deferred tax asset                                       2,655,000
  Minority interest of Justice Investors                   6,301,000
                                                          ----------
Total assets                                            $ 63,263,000
                                                          ==========
Liabilities and Shareholders' Equity

Liabilities
  Accounts payable and other liabilities                $  9,331,000
  Due to securities broker                                 2,555,000
  Obligations for securities sold                            151,000
  Mortgage notes payable                                  47,830,000
                                                          ----------
Total liabilities                                         59,867,000
                                                          ----------
Commitments and contingencies

Shareholders' equity:
  Common stock, no par value; 750,000 authorized shares;
   734,183 shares issued and outstanding                   2,092,000
  Additional paid-in capital                                 916,000
  Retained earnings                                          388,000
                                                          ----------

Total shareholders' equity                                 3,396,000
                                                          ----------

Total liabilities and shareholders' equity              $ 63,263,000
                                                          ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             PORTSMOUTH SQUARE, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

For the three months ended December 31,              2007           2006
                                                                (As Restated)
                                                   ----------     ----------
Hotel operations:
 Hotel and garage revenue                       $  9,619,000    $ 8,116,000
 Operating expenses                               (8,176,000)    (7,100,000)
 Real estate taxes                                  (177,000)      (202,000)
 Interest expense                                   (703,000)      (686,000)
 Depreciation and amortization                    (1,118,000)    (1,040,000)
                                                  ----------     ----------
Loss from hotel operations                          (555,000)      (912,000)
                                                  ----------     ----------
Investment transactions:
 Net gains on marketable securities                  597,000        712,000
 Dividend and interest income                         27,000         41,000
 Margin interest and trading expense                 (66,000)       (92,000)
                                                  ----------     ----------
Income from investment transactions                  558,000        661,000
                                                  ----------     ----------

General and administrative expense                  (147,000)      (114,000)
                                                  ----------     ----------

Loss before income taxes and minority interest      (144,000)      (365,000)

Minority interest                                    257,000        462,000
                                                  ----------     ----------
Income before income taxes                           113,000         97,000

Provision for income tax expense                     (41,000)       (22,000)
                                                  ----------     ----------
Net income                                       $    72,000    $    75,000
                                                  ==========     ==========

Basic net income per share                       $      0.10    $      0.10
                                                  ==========     ==========
Weighted average number of shares outstanding        734,183        734,183
                                                  ==========     ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            PORTSMOUTH SQUARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

For the six months ended December 31,                2007           2006
                                                                (As Restated)
                                                  ----------     ----------
Hotel operations:
 Hotel and garage revenue                       $ 19,405,000    $15,708,000
 Operating expenses                              (16,508,000)   (13,457,000)
 Real estate taxes                                  (354,000)      (382,000)
 Interest expense                                 (1,405,000)    (1,435,000)
 Depreciation and amortization                    (2,201,000)    (2,074,000)
                                                  ----------     ----------
Loss from hotel operations                        (1,063,000)    (1,640,000)
                                                  ----------     ----------
Investment transactions:
 Net (losses) gains on marketable securities         (75,000)       315,000
 Impairment loss on other investments                (65,000)             -
 Dividend and interest income                         51,000         66,000
 Margin interest and trading expense                (159,000)      (199,000)
                                                  ----------     ----------
Income(loss) from investment transactions           (248,000)       182,000
                                                  ----------     ----------

General and administrative expense                  (297,000)      (244,000)
                                                  ----------     ----------

Loss before income taxes and minority interest    (1,608,000)    (1,702,000)

Minority interest                                    535,000        835,000
                                                  ----------     ----------
Loss before income taxes                          (1,073,000)      (867,000)

Provision for income tax benefit                     437,000        357,000
                                                  ----------     ----------

Net loss                                         $  (636,000)   $  (510,000)
                                                  ==========     ==========

Basic net loss per share                         $     (0.87)   $     (0.69)
                                                  ==========     ==========
Weighted average number of shares outstanding        734,183        734,183
                                                  ==========     ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            PORTSMOUTH SQUARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

For the six months ended December 31,                2007           2006
                                                                (As Restated)
                                                  ----------     ----------
Cash flows from operating activities:
  Net loss                                       $  (636,000)   $  (510,000)
  Adjustments to reconcile net loss
   to net cash provided by operating activities:
    Net unrealized losses on marketable securities    90,000        338,000
    Impairment loss on other investments              65,000              -
    Depreciation and amortization                  2,201,000      2,074,000
    Minority interest                               (535,000)      (835,000)
    Changes in assets and liabilities:
      Investment in marketable securities          2,821,000      2,626,000
      Other investments and other assets            (759,000)    (1,636,000)
      Accounts payable and other liabilities         932,000        319,000
      Due to securities broker                    (1,483,000)    (1,296,000)
      Obligations for securities sold               (630,000)      (643,000)
      Deferred tax asset                            (437,000)      (357,000)
                                                  ----------     ----------
  Net cash provided by operating activities        1,629,000         80,000
                                                  ----------     ----------

Cash flows from investing activities:
  Capital expenditures for furniture, equipment
   and building improvements                      (1,958,000)      (701,000)
  Investment in real estate                         (973,000)             -
  Restricted cash                                  1,500,000              -
                                                  ----------     ----------
  Net cash used in investing activities           (1,431,000)      (701,000)
                                                  ----------     ----------
Cash flows from financing activities:

  Principal payments on mortgage note payable       (338,000)      (169,000)
  Distributions to minority partners                (500,000)             -
                                                  ----------     ----------
  Net cash used in financing activities             (838,000)      (169,000)
                                                  ----------     ----------
Net decrease in cash and cash equivalents           (640,000)      (790,000)

Cash and cash equivalents at the beginning
 of the period                                       796,000      2,460,000
                                                  ----------     ----------
Cash and cash equivalents at the end of the
 period                                          $   156,000    $ 1,670,000
                                                  ==========     ==========

Supplemental information:

Margin interest paid                             $    62,000    $   117,000
Mortgage interest paid                           $ 1,405,000    $ 1,435,000


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      PORTSMOUTH SQUARE, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements included herein have been prepared by Portsmouth Square, Inc. ("Portsmouth" or the "Company"), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated.

The Company has a 50.0% interest in Justice Investors ("Justice" or the "Hotel"), a California limited partnership in which Portsmouth serves as both a general and limited partner. The other general partner, Evon Corporation ("Evon"), serves as the managing general partner of Justice. In accordance with guidance set forth in the Financial Accounting Standards Board directed Staff Position (FSP) SOP 78-9-1, Portsmouth has applied the principles of accounting applicable for investments in subsidiaries due to its "kick out rights" and "substantive participating rights" arising from its limited partnership and general partnership interest and has consolidated the financial statements of Justice with those of the Company, effective with the first reporting period of its fiscal year beginning July 1, 2006.

Portsmouth is a 68.8%-owned subsidiary of Santa Fe Financial Corporation ("Santa Fe"), which is also a public company. Santa Fe is an approximately 75.4%-owned subsidiary of The InterGroup Corporation ("InterGroup"), a public company. InterGroup also directly owns approximately 11% of the common stock of Portsmouth.

Minority interest on the consolidated balance sheet represents the 50% interest in Justice Investors not owned by the Company. Minority interest on the statements of operations represents the minority owners share of income(loss). As of December 31, 2007, the Company had a minority interest asset balance on the balance sheet as the result of the accumulated deficit at Justice Investors. Management believes the accumulated deficit is considered temporary as the Hotel was temporarily closed to undergo major renovations from May 2005 to January 2006. The Company expects the Hotel to be profitable, thereby reversing the accumulated deficit in the future.

Certain prior period balances have been reclassified to conform with the current period presentation.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the year ended June 30, 2007.

The results of operations for the three and six months ended December 31, 2007 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2008.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company's financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company's 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not to have a material impact on the Company's consolidated financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in income tax expense. There were no interest and penalties related to uncertain income tax positions that were accrued as of December 31, 2007 and during the period there were no changes in individual or aggregate unrecognized tax positions. The Company's income tax returns for the years ended June 30, 2004 up to present are subject to examination by taxing authorities.

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for as of the beginning of the Company's 2009 fiscal year. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of the Company's 2009 fiscal year. The Company is still evaluating the impact of SFAS 157 and 159 on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces FAS 141. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008 (the Company's fiscal year 2010). The Company is currently assessing the impact of SFAS 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, and amendment to Accounting Research Bulletin (ARB) No. 51," ("SFAS 160"). This standard prescribes the accounting by a parent company for minority interests held by other parties in a subsidiary of the parent company. SFAS 160 is effective for fiscal years beginning after December 15, 2008, which will be effective for the Company's fiscal year beginning July 1, 2009. The Company is currently assessing the impact of SFAS 160 on its consolidated financial statements.

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

Land, property and equipment as of December 31, 2007 consisted of the following:

                                             Accumulated        Net Book
                               Cost          Depreciation        Value
                          ------------       ------------     ------------
Land                      $  1,124,000       $          -     $  1,124,000
Furniture and equipment     15,937,000         (6,367,000)       9,570,000
Building and improvements   44,714,000        (14,561,000)      30,153,000
                          ------------       ------------     ------------
                          $ 61,775,000       $(20,928,000)    $ 40,847,000
                          ============       ============     ============


NOTE 3 - INVESTMENT IN REAL ESTATE

In August 2007, the Company agreed to acquire a 50% interest in Intergroup Uluniu, Inc. ("Uluniu"), a Hawaiian corporation and a 100% owned subsidiary of InterGroup, for $973,000, which represents an amount equal to the costs paid by InterGroup for the acquisition and carrying costs of approximately 2 acres of unimproved land located in Maui, Hawaii. In September 2007, the Company paid Uluniu $758,000 of the $973,000. As of December 31, 2007, the Company has a payable to Uluniu for the remaining balance of $215,000. As a related party transaction, the fairness of the financial terms of the transaction were reviewed and approved by the independent director of the Company.


NOTE 4 - INVESTMENT IN MARKETABLE SECURITIES

The Company's investment in marketable securities consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain.

At December 31, 2007, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included in earnings.

Trading securities are summarized as follows:


As of December 31, 2007:
                              Gross            Gross             Net            Market
Investment     Cost       Unrealized Gain  Unrealized Loss  Unrealized Gain     Value
----------  -----------   ---------------  ---------------  ---------------  ------------
Corporate
Equities    $ 4,344,000      $3,506,000    ($  1,047,000)      $2,459,000    $ 6,803,000


As of December 31, 2007, the Company had $23,000 of unrealized losses related to securities held for over one year.

As part of the investment strategies, the Company may assume short positions against its long positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of December 31, 2007, the Company had obligations for securities sold (equities short) of $151,000.

Net gains on marketable securities on the statement of operations are comprised of realized and unrealized gains (losses). Below is the composition of the net gains(losses) for the three and six months ended December 31, 2007 and 2006, respectively.


For the three months ended December 31,                      2007             2006
                                                         -----------      -----------
Realized gains on marketable securities                  $   227,000      $   794,000
Unrealized gains(losses) on marketable securities            370,000          (82,000)
                                                         -----------      -----------
Net gains on marketable securities                       $   597,000      $   712,000
                                                         ===========      ===========

For the six months ended December 31,                        2007             2006
                                                         -----------      -----------
Realized gains on marketable securities                  $    15,000      $   653,000
Unrealized losses on marketable securities                   (90,000)        (338,000)
                                                         -----------      -----------
Net (losses)gains on marketable securities               $   (75,000)     $   315,000
                                                         ===========      ===========


NOTE 5 - OTHER INVESTMENTS

As a part of its investment strategy, the Company may also invest, with the approval of the Securities Investment Committee, in unlisted securities, such as convertible notes, through private placements including private equity investment funds. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments and reviewed for impairment on a periodic basis. As of June 30, 2007, the Company had other investments of $2,575,000.

NOTE 6 - SEGMENT INFORMATION

The Company operates in two reportable segments, the operation of the hotel and the investment of its cash in marketable securities and other investments. These two operating segments, as presented in the consolidated financial statements, reflect how management internally reviews each segment's performance. Management also makes operational and strategic decisions based on this same information.

Information below represents reporting segments for the three and six months ended December 31, 2007 and 2006, respectively. Operating income (loss) from Justice Investors consists of the operations of the hotel and garage. Operating income (loss) for investment transactions consist of net investment gains (losses) and dividend and interest income.


As of and for the
Three months ended            Hotel       Investment
December 31, 2007           Operations   Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating income            $ 9,619,000   $   624,000   $         -   $ 10,243,000
Operating expenses          (10,174,000)      (66,000)            -    (10,240,000)
                            -----------   -----------   -----------   ------------
Net operating income(loss)     (555,000)      558,000             -          3,000

General and administrative
 expense                                                   (147,000)      (147,000)
Income tax expense                    -             -       (41,000)       (41,000)
Minority interest               257,000             -             -        257,000
                            -----------   -----------   -----------   ------------
Net income (loss)           $  (298,000)  $   558,000   $  (188,000)  $     72,000
                            ===========   ===========   ===========   ============
Total Assets                $43,858,000   $ 9,378,000   $10,027,000   $ 63,263,000
                            ===========   ===========   ===========   ============


As of and for the
Three months ended             Hotel      Investment
December 31, 2006            Operations  Transactions      Other          Total
(As Restated)               -----------  ------------   -----------   ------------
Operating income            $ 8,116,000   $   753,000   $         -  $   8,869,000
Operating expenses           (9,028,000)      (92,000)            -     (9,120,000)
                            -----------   -----------   -----------   ------------
Net operating income(loss)     (912,000)      661,000             -       (251,000)

General and administrative
 expense                                                   (114,000)      (114,000)
Income tax expense                    -             -       (22,000)       (22,000)
Minority interest               462,000             -             -        462,000
                            -----------   -----------   -----------   ------------
Net income (loss)           $  (450,000)  $   661,000   $  (136,000) $      75,000
                            ===========   ===========   ===========   ============
Total Assets                $46,240,000   $11,879,000   $ 4,631,000   $ 62,750,000
                            ===========   ===========   ===========   ============


As of and for the
Six months ended              Hotel       Investment
December 31, 2007           Operations   Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating income(loss)     $ 19,405,000   $   (89,000)  $         -  $  19,316,000
Operating expenses          (20,468,000)     (159,000)            -    (20,627,000)
                            -----------   -----------   -----------   ------------
Net operating loss           (1,063,000)     (248,000)            -     (1,311,000)

General and administrative
 expense                                                   (297,000)      (297,000)
Income tax benefit                    -             -       437,000        437,000
Minority interest               535,000             -             -        535,000
                            -----------   -----------   -----------   ------------
Net income (loss)          $   (528,000)  $  (248,000)  $   140,000   $   (636,000)
                            ===========   ===========   ===========   ============
Total Assets               $ 43,858,000   $ 9,378,000   $10,027,000   $ 63,263,000
                            ===========   ===========   ===========   ============


As of and for the
Six months ended              Hotel       Investment
December 31, 2006           Operations   Transactions      Other          Total
(As Restated)               -----------  ------------   -----------   ------------
Operating income            $15,708,000   $   381,000   $         -  $  16,089,000
Operating expenses          (17,348,000)     (199,000)            -    (17,547,000)
                            -----------   -----------   -----------   ------------
Net operating income(loss)   (1,640,000)      182,000             -     (1,458,000)

General and administrative
 expense                                                   (244,000)      (244,000)
Income tax benefit                    -             -       357,000        357,000
Minority interest               835,000             -             -        835,000
                            -----------   -----------   -----------   ------------
Net income (loss)           $  (805,000)  $   182,000   $   113,000  $    (510,000)
                            ===========   ===========   ===========   ============
 Total Assets               $46,240,000   $11,879,000   $ 4,631,000   $ 62,750,000
                            ===========   ===========   ===========   ============


NOTE 7 - RELATED PARTY TRANSACTIONS

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated among the Company, the Company's parent, Santa Fe and InterGroup, the parent of Santa Fe, based on management's estimate of the pro rata utilization of resources. For the three months ended December 31, 2007 and 2006, these expenses were approximately $18,000 for each respective period. For the six months ended December 31, 2007 and 2006, these expenses were approximately $36,000 for each respective period.

Four of the Company's Directors serve as directors of InterGroup and three of the Company's Directors serve as directors of Santa Fe.

The garage lessee, Evon, is the Partnership's managing general partner. Under the terms of the lease agreement, Evon paid the Partnership $421,000 and $380,000 for the three months ended December 31, 2007 and 2006, respectively. For the six months ended December 31, 2007 and 2006, Evon paid the Partnership $836,000 and $811,000, respectively.

During the six months ended December 31, 2007, the Company received management fees from Justice Investors totaling $90,000. The amount was eliminated in consolidation.

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


NOTE 8 - RESTATEMENTS

As disclosed in Item 4.02(a) of the Company's Form 8-K dated February 13, 2008, as filed with the Securities and Exchange Commission ("SEC") on February 19, 2008, the Company detected an error in the calculation and presentation of the tax effects on the minority interest related to Justice Investors in the comparative three and six month periods ended December 31, 2006 as presented in the Company's previously issued Quarterly Report on Form 10-QSB for the period ended December 31, 2006. Specifically, the minority interest line item in the Consolidated Statement of Operations was mistakenly recorded and presented as "net of tax" instead of pre-tax. The errors resulted in an overstatement of the tax benefit related to the minority interest for the three and six months ended December 31, 2006. After further review, the Company determined that similar errors occurred in the quarterly periods ended September 30, 2006 and March 31, 2007.

The errors do not affect the Company's reported revenues, expenses, income
(loss) before income taxes or cash flows, and do not impact the Company's operations. There were no such errors in the Company's audited financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007, and as such that Annual Report will not be amended.

Pending completion of this current filing of the Company's Form 10-QSB for the three and six months ended December 31, 2007, we will file the following amended filings:

   *  Form 10-QSB/A for the three and nine months ended March 31, 2007.

   *  Form 10-QSB/A for the three months ended September 30, 2007.

Within the current filing, we are restating the Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2006.

The table below presents the changes to the Condensed Consolidated Statement of Operations for the three and six months ended December 31, 2006 and the changes to the Condensed Consolidated Balance Sheet as of December 31, 2006.


For the three months ended December 31, 2006        As Reported      As Restated
                                                    -----------      -----------
Income tax benefit(expense)                         $  175,000       $   (22,000)
Net income                                          $  272,000       $    75,000
Net income per share                                $     0.37       $      0.10


For the six months ended December 31, 2006          As Reported      As Restated
                                                    -----------      -----------
Income tax benefit                                  $  701,000       $   357,000
Net loss                                            $ (166,000)      $  (510,000)
Net loss per share                                  $    (0.23)      $     (0.69)

Balance Sheet Line Items as of December 31, 2006    As Reported      As Restated
                                                    -----------      -----------
Other assets                                        $ 2,828,000      $ 2,484,000
Retained earnings                                   $ 2,353,000      $ 2,009,000


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "may," "could," "might" and similar expressions, are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, such as the impact of terrorism and war on the national and international economies, including tourism and securities markets, natural disasters, general economic conditions and competition in the hotel industry in the San Francisco area, seasonality, labor relations and labor disruptions, partnership distributions, the ability to obtain financing at favorable interest rates and terms, securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

The Company's principal business is conducted through its general and limited partnership interest in the Justice Investors limited partnership ("Justice" or the "Partnership"). The Company has a 50.0% limited partnership interest in Justice and serves as one of the general partners. Justice owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California, known as the Hilton San Francisco Financial District (the "Hotel"). The financial statements of Justice have been consolidated with those of the Company, effective as of July 1, 2006. See Note 1 to the Condensed Consolidated Financial Statements.

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

Recent Developments

On October 1, 2007 and November 23, 2007, Justice paid special distributions to its limited partners in the total amounts of $400,000 and $600,000, respectively, of which one half of each such distribution was received by Portsmouth. The general partners expect to conduct regular reviews to set the amount of any future distributions that may be appropriate based on the results of operations of the Hotel and other factors.


Three Months Ended December 31, 2007 Compared to Three Months
Ended December 31, 2006

The Company had net income of $72,000 for the three months ended December 31, 2007 compared to net income of $75,000 for the three months ended December 31, 2006. As discussed below, during the current quarter, the Company had a reduction in the loss from hotel operations and also had a decrease in the net gains from marketable securities.

The loss from hotel operations was $555,000 for the three months ended December 31, 2007, compared to a loss of $912,000 for the three months ended December 31, 2006. The decrease in the loss was primarily attributable to greater income generated from the operations of the Hotel during the second quarter. For the
three months ended 	December 31, 2007, the operations of the Hotel on a
standalone basis generated operating income of approximately $1,175,000 on operating revenues of approximately $9,104,000, compared to operating income of approximately $822,000 on operating revenues of approximately $7,648,000 for the three months ended December 31, 2006, primarily due to a higher average daily room rate and an increase in occupancy percentage.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the three months ended December 31, 2007 and 2006.

Three Months Ended        Average           Average
  December 31,           Daily Rate        Occupancy%         RevPar
-----------------        ----------        ----------        ---------
      2007                $170.61            85.1%            $145.77
      2006                $159.79            75.7%            $122.37

Average daily room rates and occupancy have continued to improve since the Hotel's reopening in January 2006. As a result, the Hotel was able to achieve a more than $23 increase in RevPar for the three months ended December 31, 2007 compared the three months ended December 31, 2006. We believe that many of the new programs implemented to increase revenues and efficiencies at the Hotel, as well as certain management personnel changes, have helped improve operations. The Hotel's food and beverage operations remain challenging and management is expected to explore new concepts in its efforts to improve the operations in that department. Management will also continue to focus on ways to reduce operating costs and other expenses in its efforts to increase the net operating income of the Hotel.

Absent a downturn in the economy, we expect that the operating results of the Hotel will continue to improve over fiscal 2007 as the Hotel approaches full stabilization and gets further penetration into the Financial District hotel market. We anticipate a reduction in Partnership general and administrative expenses for legal and consulting fees in fiscal 2008, as many of those expenses were attributable to certain nonrecurring legal matters that originated in fiscal 2007 and which we expect to be resolved in fiscal 2008. If cash flows from the Hotel operations continue to improve, the Partnership could make additional distributions to its limited partners in fiscal 2008.

Net gains on marketable securities decreased to $597,000 for the three months ended December 31, 2007 from $712,000 for the three months ended December 31, 2006. For the three months ended December 31, 2007, the Company had net realized gains of $227,000 and net unrealized gains of $370,000. For the three months ended December 31, 2006, the Company had net realized gains of $794,000 and net unrealized losses of $82,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities see the Marketable Securities section below.

Margin interest and trading expense decreased to $66,000 for the three months ended December 31, 2007 from $92,000 for the three months ended December 31, 2006. The decrease is the result of the decrease in margin interest expense due to the decrease in the average margin balance.

For the three months ended December 31, 2007, general and administrative expenses increased to $147,000 from $114,000 for the three months ended December 31, 2006. The increase was primarily as the result of the increase in accounting related fees.

Minority interest related to Justice Investors decreased to $257,000 for the three months ended December 31, 2007 from $462,000 for the three months ended December 31, 2006. The decrease is due to the reduced loss from the hotel operations to $555,000 from $912,000.


Six Months Ended December 31, 2007 Compared to Six Months
Ended December 31, 2006

The Company had a net loss of $636,000 for the six months ended December 31, 2007 compared to a net loss of $510,000 for the six months ended December 31, 2006. As discussed below, the increase in the net loss was primarily due to the loss from the Company's investment activities partially offset by the decrease in the loss from the hotel operations.

The loss from hotel operations was $1,063,000 for the six months ended December 31, 2007, compared to a loss of $1,640,000 for the six months ended December 31, 2006. The decrease in the loss was primarily attributable to greater income generated from the operations of the Hotel during the current period, partially offset by higher general and administrative expenses at the Justice level primarily due to certain nonrecurring legal and consulting fees in the current period.

For the six months ended December 31, 2007, the operations of the Hotel on a standalone basis generated operating income of approximately $2,612,000 on operating revenues of approximately $18,454,000, compared to operating income of approximately $1,526,000 on operating revenues of approximately $14,735,000 for the six months ended December 31, 2006, primarily due to a higher average daily room rate and an increase in occupancy percentage.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the six months ended December 31, 2007 and 2006.

Six Months Ended          Average           Average
  December 31,           Daily Rate        Occupancy%         RevPar
-----------------        ----------        ----------        ---------
      2007                $173.74            87.0%            $151.56
      2006                $155.41            76.3%            $119.53

Average daily room rates and occupancy have continued to improve since the Hotel's reopening in January 2006. As a result, the Hotel was able to achieve an approximately $32 increase in RevPar for the six months ended December 31, 2007 compared the six months ended December 31, 2006. We believe that many of the new programs implemented to increase revenues and efficiencies at the Hotel, as well as certain management personnel changes, have helped improve operations. The Hotel's food and beverage operations remain challenging and management is expected to explore new concepts in its efforts to improve the operations in that department. Management will also continue to focus on ways to reduce operating costs and other expenses in its efforts to increase the net operating income of the Hotel.

Absent a downturn in the economy, we expect that the operating results of the Hotel will continue to improve over fiscal 2007 as the Hotel approaches full stabilization and gets further penetration into the Financial District hotel market. We anticipate a reduction in Partnership general and administrative expenses for legal and consulting fees in fiscal 2008, as many of those expenses were attributable to certain nonrecurring legal matters that originated in fiscal 2007 and which we expect to be resolved in fiscal 2008. If cash flows from the Hotel operations continue to improve, the Partnership could make additional distributions to its limited partners in fiscal 2008.

Net gains(losses) on marketable securities changed to net losses of $75,000 for the six months ended December 31, 2007 from net gains of $315,000 for the six months ended December 31, 2006. For the six months ended December 31, 2007, the Company had net realized gains of $15,000 and net unrealized losses of $90,000. For the six months ended December 31, 2006, the Company had net realized gains of $653,000 and net unrealized losses of $338,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities see the Marketable Securities section below.

During the six months ended December 31, 2007, the Company performed an impairment analysis of its other investments and determined that one of its investments had an other than temporary impairment and recorded an impairment loss on other investments of $65,000. There was no impairment loss recorded for the six months ended December 31, 2006.

Margin interest and trading expense decreased to $159,000 for the six months ended December 31, 2007 from $199,000 for the six months ended December 31, 2006. The decrease is the result of the decrease in margin interest expense due to the decrease in the average margin balance.

For the six months ended December 31, 2007, general and administrative expenses increased to $297,000 from $244,000 for the six months ended December 31, 2006. The increase was primarily as the result of the increase in accounting related fees.

Minority interest related to Justice Investors decreased to $535,000 for the six months ended December 31, 2007 from $835,000 for the six months ended December 31, 2006. The decrease is due to the reduced loss from the hotel operations to $1,069,000 from $1,646,000.

The provision for the income tax benefit increased to $437,000 for the six months ended December 31, 2007 from $357,000 for the three months ended December 31, 2006 as primarily the result of the increase in the pre-tax loss to $1,073,000 from $867,000, respectively.


MARKETABLE SECURITIES

As of December 31, 2007, the Company had investments in marketable equity securities of $6,803,000. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of December 31, 2007.

                                                              % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------

   Technology                          $ 1,707,000               25.1%
   Services                              1,091,000               16.0%
   Dairy products                          712,000               10.5%
   Insurance, banks and brokers            691,000               10.2%
   Holding companies                       529,000                7.8%
   Telecommunications and media            447,000                6.6%
   REITs and builders                      435,000                6.4%
   Other                                 1,191,000               17.4%
                                       ------------           ----------
                                       $ 6,803,000              100.0%
                                       ============           ==========

The Company's investment portfolio is diversified with 31 different equity positions. The portfolio contains six individual equity securities that are more than 5% of the equity value of the portfolio with the largest security being 21.3% of the value of the portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's cash flows are primarily generated from the hotel operations. The Company also receives revenues generated from the investment of its cash and marketable securities. Since the operations of the Hotel were temporarily suspended on May 31, 2005, and significant amounts of money were expended to renovate and reposition the Hotel as a Hilton, Justice did not pay any partnership distributions until the end of March 2007. As a result, the Company had to depend more on the revenues generated from the investment of its cash and marketable securities during that transition period.

The Hotel started to generate cash flows from its operations in June 2006, which have continued to improve since that time. As a result, Justice was able to pay a special limited partnership distribution in a total amount of $1,000,000 on March 28, 2007, of which Portsmouth received $500,000. The general partners believed that operations of the Hotel had stabilized under the Hilton brand and new management, and that cash flows were sufficient to warrant that special distribution, especially with financings in place to meet any additional capital needs. On October 1, 2007, Justice paid a second special limited partnership distribution in the amount of $400,000 and an additional special limited partnership distribution in the amount of $600,000 on November 23, 2007, of which Portsmouth received $200,000 and $300,000 respectively. The general partners expect to conduct regular reviews to set the amount of any future distributions that may be appropriate based on the results of operations of the Hotel and other factors. If cash flows from the Hotel operations continue to improve, the Partnership could be in a position to make regular distributions to its limited partners in fiscal 2008.

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30 year amortization schedule. The Prudential Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. As of December 31, 2007, the Prudential Loan balance was approximately $28,972,000.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the "Second Prudential Loan") in the principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is without recourse to the limited and general partners of Justice. As of December 31, 2007, the Second Prudential Loan balance was approximately $18,858,000.

From the proceeds of the Second Prudential Loan, Justice retired its existing line of credit facility with United Commercial Bank ("UCB") paying off the outstanding balance of principal and interest of approximately $16,403,000 on March 27, 2007. The Partnership also obtained a new unsecured $3,000,000 revolving line of credit facility from UCB to be utilized by the Partnership to meet any emergency or extraordinary cash flow needs arising from any disruption of business due to labor issues, natural causes affecting tourism or other unexpected events. The term of the new line of credit facility is for 60 months at an annual interest rate, based on an index selected by Justice at the time of advance, equal to the Wall Street Journal Prime Rate or the Libor Rate plus two percent. As of December 31, 2007, there were no amounts borrowed by Justice under the new line of credit; however, $1,750,000 of that line was utilized in the form of a standby letter of credit related to the Allied Litigation. The annual fee for the letter of credit is one and one half percent of $1,750,000, which fee is to be paid in quarterly installments for the periods in which the letter of credit is in effect.

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

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the consolidated statements of operations.

Management believes that its cash, marketable securities, and the cash flows generated from those assets and from partnership distributions and management fees, will be adequate to meet the Company's current and future obligations.

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



Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and the Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Quarterly Report on Form 10-QSB. In connection with the restatement described in Note 8, to our Condensed Consolidated Financial Statements, management determined that there were material weaknesses in our internal control over financial reporting in the areas of accounting for minority interest and tax provisions related to the consolidation of a partnership entity in prior comparative periods. In light of these material weaknesses, the Company performed additional analyses and other review procedures to ensure the Company's Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly represent in all material respects the Company's financial condition, results of operations and cash flows for the periods presented.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that result in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2007, we did not maintain effective controls over the accuracy for our accounting for the minority interest and tax provisions related to our consolidated partnership entity. These control deficiencies resulted in the restatement of our consolidated financial statements for the comparative quarterly periods ended December 31, 2006. In addition, due to these control deficiencies, restatements of our consolidated financial statements for our quarterly periods ended September 30, 2006 and March 31, 2007 will also be necessary.

(b) Changes In Internal Control Over Financial Reporting.

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Remediation of Material Weakness

As noted above, management determined that there were material weaknesses in our internal controls over financial reporting in the areas of accounting for the minority interest and tax provisions related to the consolidation of a partnership entity. In connection with the material weaknesses in internal controls over financial reporting the Company intends to take the following steps to alleviate the material weaknesses in these areas:

       * An additional layer of review of the Company's tax provisions and consolidation processes will be performed at the corporate level;

       * The Company will engage tax consultants to review the Company's tax provisions on a quarterly and annual basis; and

       * The Company will review staffing levels, job assignments, and processes to identify other process weaknesses, if any, in order to mitigate the risk of reporting errors within the tax process for future periods.

Management will continue to monitor internal control over financial reporting and will modify or implement if necessary, any additional controls or procedures that may be required to ensure the continued integrity of our financial statements.

                               PART II.

                          OTHER INFORMATION

Item 1.  Legal Proceedings

Bacon Plumbing Co., Inc. and Golden Electric Company v. Allied Construction, et al., San Francisco County Superior Court, Case No. 06-455401 (the "Allied Litigation").

This is to update matters previously reported in the Company's Form 10-KSB for its fiscal year ended June 30, 2007 and its Form 10-QSB for the quarter ended September 30, 2007, regarding the litigation and lien claims filed by Allied Construction Management, Inc. ("Allied") and eight subcontractors arising out of the renovation work performed on the San Francisco hotel property. All of those claims were consolidated into the above entitled action. On October 23, 2007, the Superior Court entered an order approving settlements reached by Justice Investor with all of the subcontractors that filed liens against the hotel property. The aggregate amount of those settlements was approximately $1,580,000 and the total amount of the liens filed by the subcontractors was approximately $1,756,000. The settlement amounts were paid by Justice on November 2, 2007 and the subcontractor liens were released. The Court also reduced the lien claim of Allied from $2,061,544 to $1,166,649.

In December 2007, Justice entered into a settlement agreement in the amount of $65,000 with another subcontractor engaged by Allied, which amount was paid by Justice Investors on January 31, 2008. Although that subcontractor did not file an independent lien, the $236,000 allegedly due that subcontractor was part of Allied claim and will serve as a further reduction in the amount allegedly due Allied. With the settlement of all claims relating to the subcontractors complete, a motion brought by Allied to stay the lawsuit and have the remaining dispute between Allied and Justice determined by arbitration was granted by the court. No date for has been selected for the arbitration. Justice, Evon and Portsmouth dispute the amounts alleged to be owed to Allied and intend to vigorously defend the balance of this action.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not Applicable.

(c) Purchases of Equity Securities

Portsmouth did not repurchase any of its own securities during the last quarter ending December 31, 2007 and does not have any publicly announced repurchase program. The following table reflects purchases of Portsmouth's common stock made by The InterGroup Corporation, for its own account, during the second quarter of fiscal 2008. InterGroup can be considered an affiliated purchaser.


              SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                                            (c)Total Number         (d)Maximum Number
             (a)Total         (b)           of Shares Purchased     of Shares that May
Fiscal       Number of      Average         as Part of Publicly     Yet Be Purchased
 2008         Shares        Price Paid       Announced Plans         Under the Plans
Period       Purchased      Per Share         or Programs             or Programs
--------------------------------------------------------------------------------------
Month #1
(October 1-       -               -                 -                    N/A
October 31)
--------------------------------------------------------------------------------------
Month #2
(November 1-      -               -                 -                    N/A
November 30)
--------------------------------------------------------------------------------------
Month #3
(December 1-    800          $34.50                 -                    N/A
December 31)
--------------------------------------------------------------------------------------
Total           800          $34.50                 -                    N/A
--------------------------------------------------------------------------------------


Item 6.  Exhibits.

    31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

    31.2 Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

    32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

    32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               PORTSMOUTH SQUARE, INC.
                                                     (Registrant)


Date:  February 19, 2008                   by /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date:  February 19, 2008                   by /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala,
                                              Vice President and Secretary


Date:  February 19, 2008                   by /s/ David Nguyen
                                              --------------------------
                                              David Nguyen, Treasurer
                                             (Principal Financial Officer)