Form 10QSB/A
period 2007-09-30
PORTSMOUTH SQUARE INC
filed 2008-02-26
CIK 79661

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                               FORM 10-QSB/A
                              Amendment No. 1


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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A (the "Amendment") is filed by Portsmouth Square, Inc. (the "Company") to amend the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2007 as filed on November 14, 2007. The purpose of the Amendment is to restate our comparative prior period unaudited financial statements for the period ended September 30, 2006, due to an error in those financial statements related to the accounting for tax effects on the minority interest of a consolidated limited partnership entity as described in Note 1 to the Consolidated Financial Statements. The error does not affect the Company's reported revenues, expenses, net income(loss) before income taxes or cash flows, and does not impact the Company's operations.

No attempt has been made in this Form 10-QSB/A to modify or update other disclosures presented in the original report on Form 10-QSB, except as required to reflect the effects of the restatement. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-QSB on November 14, 2007. Accordingly, this Form 10-QSB/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-QSB, including any amendments to those filings. The following items have been amended as a result of the restatement:

     *  Part I. Item 1. Financial Information

     *  Part I. Item 2. Management's Discussion and Analysis of Financial
                        Condition and Results of Operations

     *  Part I. Item 3. Controls and Procedures

In addition, this Amendment includes updated certifications from the Company's Chief Executive Officer and Principal Financial Officer as Exhibits 31.1, 31.2,
32.1 and 32.1 as of the date of this filing.

                                    INDEX

                             PORTSMOUTH SQUARE, INC.

PART I. FINANCIAL INFORMATION                                            PAGE

Item 1. Consolidated Financial Statements

 Consolidated Balance Sheet
   As of September 30, 2007 (Unaudited)                                    4

 Consolidated Statements of Operations (Unaudited)
   For the Three Months ended September 30, 2007 and 2006                  5

 Consolidated Statements of Cash Flows (Unaudited)
   For the Three Months ended September 30, 2007 and 2006                  6

  Notes to Consolidated Financial Statements                               7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               14

Item 3. Controls and Procedures                                           20


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                 21

Item 6. Exhibits                                                          22

SIGNATURES                                                                22

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

                             PORTSMOUTH SQUARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

For the three months ended September 30,             2007           2006
                                                               (As Restated)
                                                  ----------     ----------
Hotel operations:
 Hotel and garage revenue                       $  9,786,000    $ 7,592,000
 Operating expenses                               (8,335,000)    (6,360,000)
 Interest expense                                   (702,000)      (749,000)
 Real estate taxes                                  (177,000)      (180,000)
 Depreciation and amortization                    (1,083,000)    (1,034,000)
                                                  ----------     ----------
Loss from Justice Investors operations              (511,000)      (731,000)
                                                  ----------     ----------

General and administrative expense                  (150,000)      (130,000)
Other income                                           3,000          3,000
                                                  ----------     ----------
                                                    (145,000)      (127,000)
                                                  ----------     ----------
Investment transactions:
 Net losses on marketable securities                (672,000)      (397,000)
 Impairment loss on other investments                (65,000)             -
 Dividend and interest income                         24,000         25,000
 Margin interest and trading expense                 (93,000)      (107,000)
                                                  ----------     ----------
                                                    (806,000)      (479,000)
                                                  ----------     ----------
Loss before income taxes and minority interest    (1,464,000)    (1,337,000)

Minority interest - Justice Investors, pre-tax       278,000        373,000
                                                   ---------      ---------
Loss before income taxes                          (1,186,000)      (964,000)
Provision for income tax benefit                     478,000        379,000
                                                  ----------     ----------
Net loss                                         $  (708,000)   $  (585,000)
                                                  ==========     ==========

Basic loss per share                             $     (0.96)   $     (0.80)
                                                  ==========     ==========
Weighted average number of shares outstanding        734,183        734,183
                                                  ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                             PORTSMOUTH SQUARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

For the three months ended September 30,             2007           2006
                                                                (As Restated)
                                                  ----------     ----------

Cash flows from operating activities:
  Net loss                                       $  (708,000)   $  (585,000)
  Adjustments to reconcile net loss
   to net cash provided by operating activities:
    Net unrealized losses on marketable securities   460,000        256,000
    Impairment loss on other investments              65,000              -
    Depreciation and amortization                  1,083,000      1,034,000
    Minority interest                               (278,000)      (373,000)
    Changes in assets and liabilities:
      Investment in marketable securities          4,591,000      2,364,000
      Other investments and other assets             133,000       (767,000)
      Accounts payable and other liabilities       1,192,000        411,000
      Due to securities broker                    (2,907,000)    (1,489,000)
      Obligations for securities sold               (623,000)        (9,000)
      Deferred tax asset                            (478,000)      (379,000)
                                                  ----------     ----------
  Net cash provided by operating activities        2,530,000        463,000
                                                  ----------     ----------

Cash flows from investing activities:
  Capital expenditures for furniture, equipment
   and building improvements                      (1,348,000)      (350,000)
  Investment in real estate                         (973,000)             -
                                                  ----------     ----------
  Net cash used in investing activities           (2,321,000)      (350,000)
                                                  ----------     ----------
Cash flows from financing activities:

  Principal payments on mortgage note payable       (168,000)      (102,000)
                                                  ----------     ----------
  Net cash provided by financing activities         (168,000)      (102,000)
                                                  ----------     ----------
Net increase in cash and cash equivalents             41,000         11,000

Cash and cash equivalents at the beginning
 of the period                                       796,000      2,460,000
                                                  ----------     ----------
Cash and cash equivalents at the end of the
 period                                          $   837,000    $ 2,471,000
                                                  ==========     ==========

Supplemental information:

Margin interest paid                             $    45,000    $    64,000
Mortgage interest paid                           $   702,000    $   749,000


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

The Company will restate its unaudited financial information for the three and six month periods ended December 31, 2006 in its Quarterly Report on Form 10-QSB for the period ended December 31, 2007, which will be filed on February 19, 2008. Upon completion of this filing of the Company's Form 10-QSB/A for the three months ended September 30, 2007, we will file an amended Quarterly Report on Form 10-QSB/A for the three and nine months ended March 31, 2007.

Within the current filing, we are restating the Consolidated Statement of Operations for the three months ended September 30, 2006.

The table below presents the changes to the Consolidated Statement of Operations for the three months ended September 30, 2006 and the changes to the Consolidated Balance Sheet as of September 30, 2006.


For the three months ended September 30, 2006       As Reported      As Restated
                                                    -----------      -----------
Income tax benefit                                  $   526,000      $   379,000
Net loss                                            $  (438,000)     $  (585,000)
Basic loss per share                                $     (0.60)     $     (0.80)


Balance Sheet Line Items as of September 30, 2006   As Reported      As Restated
                                                    -----------      -----------
Other assets                                        $ 2,767,000      $ 2,620,000
Retained earnings                                   $ 2,081,000      $ 1,934,000


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

For the three months ended September 30,       2007            2006
                                            ----------      ----------
Revenues:
 Hotel rooms                              $  7,915,000     $ 5,881,000
 Food and beverage                           1,289,000       1,015,000
 Other operating departments                   146,000         178,000
                                            ----------      ----------
  Total revenues                             9,350,000       7,074,000
                                            ----------      ----------
Operating expenses:
 Hotel rooms                                (2,211,000)     (1,917,000)
 Food and beverage                          (1,447,000)     (1,300,000)
 General and administrative                   (679,000)       (489,000)
 Advertising and sales                        (614,000)       (410,000)
 Franchise fees                               (554,000)       (412,000)
 Repairs and maintenance                      (529,000)       (395,000)
 Utilities                                    (323,000)       (265,000)
 Insurance                                    (239,000)       (286,000)
 CEP fee                                      (373,000)       (213,000)
 Other operating departments                  (300,000)       (185,000)
 Credit card commissions                      (222,000)       (172,000)
 Property taxes                               (177,000)       (180,000)
 Management fees                              (162,000)       (124,000)
 Other expenses                                (83,000)        (14,000)
 Start-up costs - reopening of Hotel                 -         (69,000)
                                            ----------      ----------
  Total operating expenses                  (7,913,000)     (6,431,000)
                                            ----------      ----------
Hotel net income                             1,437,000         643,000

Income (expense) at Justice
 Garage rent                                   415,000         430,000
 General and administrative                 (1,083,000)       (334,000)
 Interest expense                             (702,000)       (749,000)
 Depreciation and amortization expense      (1,083,000)     (1,034,000)
 Other income                                  505,000         313,000
                                            ----------      ----------
Justice net loss                          $   (511,000)    $  (731,000)
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


Three months ended             Hotel       Investment
September 30, 2007           Operations   Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating income            $ 9,786,000   $  (713,000)  $         -  $   9,073,000
Operating expenses          (10,297,000)      (93,000)            -    (10,390,000)
                            -----------   -----------   -----------   ------------
Net operating loss             (511,000)     (806,000)            -     (1,317,000)

General and admin. expense                                 (150,000)      (150,000)
Other income                      3,000             -             -          3,000
Income tax benefit                    -             -       478,000        478,000
Minority interest               278,000             -             -        278,000
                            -----------   -----------   -----------   ------------
Net income (loss)           $  (230,000)  $  (806,000)  $   328,000   $   (708,000)
                            ===========   ===========   ===========   ============
Total Assets                $51,625,000   $ 7,088,000   $ 3,491,000   $ 62,204,000
                            ===========   ===========   ===========   ============


Three months ended             Hotel      Investment
September 30, 2006           Operations   Transactions      Other          Total
(As Restated)               -----------  ------------   -----------   ------------
Operating income(loss)      $ 7,592,000   $  (372,000)  $         -  $   7,220,000
Operating expenses           (8,323,000)     (107,000)            -     (8,430,000)
                            -----------   -----------   -----------   ------------
Net operating loss             (731,000)     (479,000)            -     (1,210,000)

General and admin. expense                                 (130,000)      (130,000)
Amortization - Justice            3,000             -             -          3,000
Income tax benefit                    -             -       379,000        379,000
Minority interest               373,000             -             -        373,000
                            -----------   -----------   -----------   ------------
Net income (loss)           $  (355,000)  $  (479,000)  $   249,000  $    (585,000)
                            ===========   ===========   ===========   ============
Total Assets                $42,586,000   $11,623,000   $ 9,066,000   $ 63,275,000
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


Three Months Ended September 30, 2007 Compared to Three Months
Ended September 30, 2006

The Company had a net loss of $708,000 for the three months ended September 30, 2007 compared to a net loss of $585,000 for the three months ended September 30, 2006. As discussed below, the increase in the loss was primarily due to the increase in the net losses from marketable securities partially offset by the reduction in the net loss from the operations of Justice Investors.

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

The provision for income tax benefit increased to $478,000 for the three months ended September 30, 2007 from $379,000 for the three months ended September 30, 2006 primarily as the result of the increase in the pre-tax loss to $1,186,000 from $964,000, respectively.


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


Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and the Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Quarterly Report on Form 10-QSB/A. In connection with the restatement described in Note 1, to our Consolidated Financial Statements, management determined that there were material weaknesses in our internal control over financial reporting in the areas of accounting for minority interest and tax provisions related to the consolidation of a partnership entity in prior comparative periods. In light of these material weaknesses, the Company performed additional analyses and other review procedures to ensure the Company's Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly represent in all material respects the Company's financial condition, results of operations and cash flows for the periods presented.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that result in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 30, 2007, we did not maintain effective controls over the accuracy for our accounting for the minority interest and tax provisions related to our consolidated partnership entity. These control deficiencies resulted in the restatement of our consolidated financial statements for the comparative quarterly period ended September 30, 2006. In addition, due to these control deficiencies, restatements of our consolidated financial statements for the three and six months ended December 31, 2006 and for the three and nine months ended March 31, 2007 will also be necessary.

(b) Changes In Internal Control Over Financial Reporting.

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this Quarterly Report on Form 10-QSB/A that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                               PORTSMOUTH SQUARE, INC.
                                                     (Registrant)


Date:  February 25, 2008                   by /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date:  February 25, 2008                   by /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala,
                                              Vice President and Secretary


Date:  February 25, 2008                   by /s/ David Nguyen
                                              --------------------------
                                              David Nguyen, Treasurer
                                             (Principal Accounting Officer)