Form 10QSB/A
period 2007-03-31
PORTSMOUTH SQUARE INC
filed 2008-02-27
CIK 79661

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

                             EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A (the "Amendment") is filed by Portsmouth Square, Inc. (the "Company") to amend the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2007 as filed on May 14, 2007. The purpose of the Amendment is to restate our unaudited financial statements for the period ended March 31, 2007, due to an error in those financial statements related to the accounting for tax effects on the minority interest of a consolidated limited partnership entity as described in Note 1 to the Consolidated Financial Statements. The error does not affect the Company's reported revenues, expenses, net income(loss) before income taxes or cash flows, and does not impact the Company's operations.

No attempt has been made in this Form 10-QSB/A to modify or update other disclosures presented in the original report on Form 10-QSB, except as required to reflect the effects of the restatement. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-QSB on May 14, 2007. Accordingly, this Form 10-QSB/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-QSB, including any amendments to those filings. The following items have been amended as a result of the restatement:

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

                                     INDEX

                             PORTSMOUTH SQUARE, INC.


PART I. FINANCIAL INFORMATION                                            PAGE

Item 1. Consolidated Financial Statements

 Consolidated Balance Sheet - As of March 31, 2007 (Unaudited)             4

 Consolidated Statements of Operations (Unaudited)- For the Three
    Months ended March 31, 2007 and March 31, 2006                         5

 Consolidated Statements of Operations (Unaudited)- For the Nine
    Months ended March 31, 2007 and March 31, 2006                         6

 Consolidated Statements of Cash Flows (Unaudited)- For the Nine
    Months ended March 31, 2007 and March 31, 2006                         7

  Notes to Consolidated Financial Statements                               8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               17

Item 3. Controls and Procedures                                           25


PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Shareholders                   27

Item 6. Exhibits and Reports on Form 8-K                                  27

SIGNATURES                                                                28

                        PART 1 - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

                             PORTSMOUTH SQUARE, INC.
                            CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
As of March 31,                                              2007
                                                        (As Restated)
                                                          ----------
Assets
  Investment in hotel, at cost:
    Land                                                $  1,124,000
    Furniture and equipment                               15,260,000
    Building and improvements                             42,961,000
    Accumulated depreciation                             (17,812,000)
                                                          ----------
                                                          41,533,000
                                                          ----------
  Cash and cash equivalents                                2,844,000
  Investment in marketable securities                      9,599,000
  Other investments                                        3,125,000
  Accounts receivable                                      1,834,000
  Other assets                                             2,732,000
                                                          ----------
                                                          61,667,000
  Minority interest                                        4,558,000
                                                          ----------
Total assets                                            $ 66,225,000
                                                          ==========
Liabilities and Shareholders' Equity

Liabilities
  Accounts payable and other liabilities                $  7,628,000
  Due to securities broker                                 4,984,000
  Obligations for securities sold                            530,000
  Mortgage notes payable                                  48,316,000
                                                          ----------
Total liabilities                                         61,458,000
                                                          ----------
Commitments and contingencies

Shareholders' equity:
  Common stock, no par value:
    Authorized shares - 750,000
    Issued and outstanding shares - 734,183                2,092,000
  Additional paid-in capital                                 916,000
  Retained earnings                                        1,759,000
                                                          ----------

Total shareholders' equity                                 4,767,000
                                                          ----------

Total liabilities and shareholders' equity              $ 66,225,000
                                                          ==========

The accompanying notes are an integral part of these consolidated financial statements.

                             PORTSMOUTH SQUARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

For the three months ended March 31,                 2007           2006
                                                 (As Restated)
                                                  ----------     ----------
Justice Investors operations:
 Hotel and garage revenue                        $ 7,654,000    $         -
 Operating expenses                               (7,297,000)             -
 Interest expense                                   (745,000)             -
 Real estate taxes                                  (176,000)             -
 Depreciation and amortization                    (1,042,000)             -
                                                  ----------     ----------
Loss from Justice Investors operations            (1,606,000)             -

Equity in net loss of Justice Investors                    -     (1,564,000)

General and administrative expense                  (208,000)      (112,000)
Other income                                           3,000          3,000

Investment transactions:
 Net gains on marketable securities                  591,000      1,354,000
 Dividend and interest                                29,000         49,000
 Margin interest and trading expense                (116,000)      (101,000)
 Other income                                              -        232,000
                                                  ----------     ----------
                                                     504,000      1,534,000
                                                  ----------     ----------

Loss before income taxes and minority interest    (1,307,000)      (139,000)

Minority interest - Justice Investors, pre-tax       879,000              -
                                                  ----------     ----------
Loss before income taxes                            (428,000)      (139,000)

Provision for income tax benefit                     177,000        104,000
                                                  ----------     ----------
Net loss                                         $  (251,000)   $   (35,000)
                                                  ==========     ==========

Basic loss per share                             $     (0.34)   $     (0.05)
                                                  ==========     ==========
Weighted average number of shares outstanding        734,183        734,183
                                                  ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                            PORTSMOUTH SQUARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

For the nine months ended March 31,                  2007           2006
                                                 (As Restated)
                                                  ----------     ----------
Justice Investors operations:
 Hotel and garage revenue                       $ 23,362,000    $         -
 Operating expenses                              (20,760,000)             -
 Interest expense                                 (2,180,000)             -
 Real estate taxes                                  (558,000)             -
 Depreciation and amortization                    (3,116,000)             -
                                                  ----------     ----------
Loss from Justice Investors operations            (3,252,000)             -

Equity in net loss of Justice Investors                    -     (3,303,000)

General and administrative expense                  (452,000)      (349,000)
Other income                                           9,000          9,000

Investment transactions:
 Net gains on marketable securities                  906,000      1,578,000
 Impairment loss on other investments                      -         (8,000)
 Dividend and interest                                95,000        171,000
 Margin interest and trading expense                (315,000)      (269,000)
 Other income                                              -        258,000
                                                  ----------     ----------
                                                     686,000      1,730,000
                                                  ----------     ----------

Loss before income taxes and minority interest    (3,009,000)    (1,913,000)

Minority interest - Justice Investors, pre-tax     1,714,000              -
                                                  ----------     ----------
Loss before income taxes                          (1,295,000)    (1,913,000)
Provision for income tax benefit                     534,000        797,000
                                                  ----------     ----------
Net loss                                        $   (761,000)   $(1,116,000)
                                                  ==========     ==========

Basic loss per share                            $      (1.04)   $     (1.52)
                                                  ==========     ==========
Weighted average number of shares outstanding        734,183        734,183
                                                  ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                            PORTSMOUTH SQUARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

For the nine months ended March 31,                  2007           2006
                                                 (As Restated)
                                                  ----------     ----------
Cash flows from operating activities:
  Net loss                                      $   (761,000) $  (1,116,000)
  Adjustments to reconcile net loss
   to net cash provided by(used in) operating activities:
    Equity in net loss of Justice Investors                -      3,303,000
    Net unrealized gains on marketable securities   (132,000)    (1,817,000)
    Impairment loss on other investments                   -          8,000
    Depreciation and amortization                  3,116,000              -
    Minority interest                             (1,714,000)             -
    Changes in assets and liabilities:
      Investment in marketable securities          2,976,000     (3,871,000)
      Other investments and other assets          (3,158,000)      (522,000)
      Accounts payable and other liabilities         796,000        134,000
      Due to securities broker                      (554,000)     4,109,000
      Obligations for securities sold               (903,000)       (14,000)
                                                  ----------     ----------
  Net cash (used in) provided by operating
   activities                                       (334,000)       214,000
                                                  ----------     ----------
Cash flows from investing activities:
  Additions to furniture, equipment and
   building improvements                          (1,379,000)             -
                                                  ----------     ----------
  Net cash used in investing activities           (1,379,000)             -
                                                  ----------     ----------
Cash flows from financing activities:
Proceeds from new mortgage note payable           19,000,000
Pay-off of letter of credit                      (16,403,000)             -
Cash distributions to minority partners             (500,000)             -
                                                  ----------     ----------
  Net cash provided by financing activities        2,097,000              -
                                                  ----------     ----------
Net increase in cash and cash equivalents            384,000        214,000

Cash and cash equivalents at the beginning
  of the period                                    2,460,000         20,000
                                                  ----------     ----------
Cash and cash equivalents at the end of the
 period                                         $  2,844,000    $   234,000
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

The Company will restate its unaudited financial information for the three and six month periods ended December 31, 2006 in its Quarterly Report on Form 10-QSB for the period ended December 31, 2007, which will be filed on February 19, 2008. Upon completion of this filing of the Company's Form 10-QSB/A for the three months and nine months ended March 31, 2007, we will file an amended Quarterly Report on Form 10-QSB/A for the three months ended September 30, 2007.

Within the current filing, we are restating the Consolidated Statement of Operations for the three months and nine months ended March 31, 2007.

The table below presents the changes to the Consolidated Statement of Operations for the three and nine months ended March 31, 2007 and the changes to the Consolidated Balance Sheet as of March 31, 2007.


For the three months ended March 31, 2007           As Reported      As Restated
                                                    -----------      -----------
Income tax benefit                                  $  541,000       $ 177,000
Net income(loss)                                    $  113,000       $(251,000)
Basic income(loss) per share                        $     0.15       $   (0.34)

For the nine months ended March 31, 2007            As Reported      As Restated
                                                    -----------      -----------
Income tax benefit                                  $1,242,000       $ 534,000
Net loss                                            $  (53,000)      $(761,000)
Basic loss per share                                $    (0.07)      $   (1.04)

Balance Sheet Line Items as of March 31, 2007       As Reported      As Restated
                                                    -----------      -----------
Other assets                                        $ 3,440,000      $ 2,732,000
Retained earnings                                   $ 2,467,000      $ 1,759,000


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


Three months ended            Justice     Investment
March 31, 2007               Investors   Transactions      Other          Total
(As Restated)               -----------  ------------   -----------   ------------
Operating income            $ 7,654,000   $   620,000   $         -  $   8,274,000
Operating expenses           (9,260,000)     (116,000)            -     (9,376,000)
                            -----------   -----------   -----------   ------------
Net operating income(loss)   (1,606,000)      504,000             -     (1,102,000)

General and admin. expense                                 (208,000)      (208,000)
Other income                      3,000             -             -          3,000
Income tax benefit                    -             -       177,000        177,000
Minority interest               879,000             -             -        879,000
                            -----------   -----------   -----------   ------------
Net income (loss)           $  (724,000)  $   504,000   $   (31,000)  $   (251,000)
                            ===========   ===========   ===========   ============
Total Assets                $46,679,000   $12,724,000   $ 6,822,000   $ 66,225,000
                            ===========   ===========   ===========   ============


Three months ended             Justice    Investment
March 31, 2006                Investors  Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating income(loss)      $(1,564,000)  $ 1,403,000   $         -   $   (161,000)
Operating expenses                    -      (101,000)            -       (101,000)
                            -----------   -----------   -----------   ------------
Net operating income(loss)   (1,564,000)    1,302,000             -       (262,000)

General and admin. exp.               -             -      (112,000)      (112,000)
Other income                      3,000             -       232,000        235,000
Income tax benefit                    -             -       104,000        104,000
                            -----------   -----------   -----------   ------------
Net income (loss)           $(1,561,000)  $ 1,302,000   $   224,000   $    (35,000)
                            ===========   ===========   ===========   ============
Total Assets                $         -   $14,561,000   $ 1,314,000   $ 15,875,000
                            ===========   ===========   ===========   ============


Nine months ended             Justice     Investment
March 31, 2007               Investors   Transactions      Other          Total
(As Restated)               -----------  ------------   -----------   ------------
Operating income            $23,362,000   $ 1,001,000   $         -   $ 24,363,000
Operating expenses          (26,614,000)     (315,000)            -    (26,929,000)
                            -----------   -----------   -----------   ------------
Net operating income(loss)   (3,252,000)      686,000             -     (2,566,000)

General and admin. expense                                 (452,000)      (452,000)
Other income                      9,000             -             -          9,000
Income tax benefit                    -             -       534,000        534,000
Minority interest             1,714,000             -             -      1,714,000
                            -----------   -----------   -----------   ------------
Net income (loss)           $(1,529,000)  $   686,000   $    82,000   $   (761,000)
                            ===========   ===========   ===========   ============
 Total Assets               $46,679,000   $12,724,000   $ 6,822,000   $ 66,225,000
                            ===========   ===========   ===========   ============


Nine months ended              Justice    Investment
March 31, 2006                Investors  Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating income(loss)      $(3,303,000)  $ 1,741,000   $         -  $  (1,562,000)
Operating expenses                    -      (269,000)            -       (269,000)
                            -----------   -----------   -----------   ------------
Net operating income(loss)   (3,333,000)    1,472,000             -     (1,831,000)

General and admin. exp.               -             -      (349,000)      (349,000)
Other income                      9,000             -       258,000        267,000
Income tax benefit                    -             -       797,000        797,000
                            -----------   -----------   -----------   ------------
Net income (loss)           $(3,294,000)  $ 1,472,000   $   706,000  $  (1,116,000)
                            ===========   ===========   ===========   ============
Total Assets                $         -   $14,561,000   $ 1,314,000   $ 15,875,000
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


Three Months Ended March 31, 2007 Compared to Three Months
Ended March 31, 2006

The Company had a net loss of $251,000 for the three months ended March 31, 2007 compared to a net loss of $35,000 for the three months ended March 31, 2006. As discussed below, the increase in the net loss was primarily due to the decrease in the net gains from marketable securities partially offset by the reduction in the net loss from the operations of Justice Investors.

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

The provision for income tax benefit increased to $177,000 for the three months ended March 31, 2007 from $104,000 for the three months ended March 31, 2006 as the result of the higher pre-tax loss incurred by the Company during the quarter ended March 31, 2007.

Nine Months Ended March 31, 2007 Compared to Nine Months
Ended March 31, 2006

The Company had a net loss of $761,000 for the nine months ended March 31, 2007 compared to a net loss of $1,116,000 for the nine months ended March 31, 2006. As discussed below, the decrease in the net loss was primarily due to the reduction in the net loss from the operations of Justice Investors partially offset by the decrease in net gains from marketable securities.

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

The provision for income tax benefit decreased to $534,000 for the nine months ended March 31, 2007 from $797,000 for the nine months ended March 31, 2006 as the result of the lower pre-tax loss incurred by the Company during the nine months ended March 31, 2007.


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

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that result in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of March 31, 2007, we did not maintain effective controls over the accuracy for our accounting for the minority interest and tax provisions related to our consolidated partnership entity. These control deficiencies resulted in the restatement of our consolidated financial statements for the quarterly period ended March 31, 2007. In addition, due to these control deficiencies, restatements of our consolidated financial statements for the three and six months ended December 31, 2006 and for the three months ended September 31, 2006 will also be necessary.

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


                                               PORTSMOUTH SQUARE, INC.
                                                     (Registrant)


Date:  February 27, 2008                   by /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date:  February 27, 2008                   by /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala,
                                              Vice President and Secretary


Date:  February 27, 2008                   by /s/ David Nguyen
                                              --------------------------
                                              David Nguyen, Treasurer
                                             (Principal Accounting Officer)