Form 10QSB
period 2008-03-31
PORTSMOUTH SQUARE INC
filed 2008-05-08
CIK 79661

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                               FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 2008

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

     State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 734,183 shares of issuer's No Par Value Common Stock were outstanding as of May 8, 2008.

Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                     INDEX

                             PORTSMOUTH SQUARE, INC.


PART I. FINANCIAL INFORMATION                                            PAGE

Item 1. Condensed Consolidated Financial Statements

 Condensed Consolidated Balance Sheet (Unaudited)
   As of March 31, 2008                                                    3

 Condensed Consolidated Statements of Operations (Unaudited)
   For the Three Months ended March 31, 2008 and 2007                      4

 Condensed Consolidated Statements of Operations (Unaudited)
   For the Nine Months ended March 31, 2008 and 2007                       5

 Condensed Consolidated Statements of Cash Flows (Unaudited)
   For the Nine Months ended March 31, 2008 and 2007                       6

  Notes to Condensed Consolidated Financial Statements (Unaudited)         7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               14

Item 3. Controls and Procedures                                           21


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                 22

Item 4. Submission of Matters to a Vote of security Holders               23

Item 6. Exhibits                                                          23

SIGNATURES                                                                24

                        PART 1 - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

                             PORTSMOUTH SQUARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
As of March 31,                                              2008
                                                          ----------
Assets
  Investment in hotel, net                              $ 40,141,000
  Investment in real estate                                  973,000
  Investment in marketable securities                      3,222,000
  Other investments                                        2,425,000
  Cash and cash equivalents                                  200,000
  Accounts receivable, net                                   918,000
  Other assets                                             2,077,000
  Deferred tax asset                                       3,456,000
  Minority interest of Justice Investors                   6,567,000
                                                          ----------
Total assets                                            $ 59,979,000
                                                          ==========
Liabilities and Shareholders' Equity

Liabilities
  Accounts payable and other liabilities                $  8,802,000
  Due to securities broker                                   661,000
  Obligations for securities sold                             17,000
  Line of Credit                                             650,000
  Mortgage notes payable                                  47,657,000
                                                          ----------
Total liabilities                                         57,787,000
                                                          ----------
Commitments and contingencies

Shareholders' equity:
  Common stock, no par value; 750,000 authorized shares;
   734,183 shares issued and outstanding                   2,092,000
  Additional paid-in capital                                 916,000
  Accumulated deficit                                       (816,000)
                                                          ----------

Total shareholders' equity                                 2,192,000
                                                          ----------

Total liabilities and shareholders' equity              $ 59,979,000
                                                          ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             PORTSMOUTH SQUARE, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

For the three months ended March 31,                 2008           2007
                                                  ----------     ----------
Hotel operations:
 Hotel and garage revenue                       $  8,799,000    $ 7,654,000
 Operating expenses                               (7,302,000)    (7,294,000)
 Real estate taxes                                  (177,000)      (176,000)
 Interest expense                                   (745,000)      (745,000)
 Depreciation and amortization                    (1,105,000)    (1,042,000)
                                                  ----------     ----------
Loss from hotel operations                          (530,000)    (1,603,000)
                                                  ----------     ----------
Investment transactions:
 Net (losses)gains on marketable securities       (1,197,000)       591,000
 Impairment loss on other investments               (350,000)             -
 Dividend and interest income                         13,000         29,000
 Margin interest and trading expense                 (63,000)      (116,000)
                                                  ----------     ----------
Income(loss) from investment transactions         (1,597,000)       504,000
                                                  ----------     ----------

General and administrative expense                  (144,000)      (208,000)
                                                  ----------     ----------

Loss before income taxes and minority interest    (2,271,000)    (1,307,000)

Minority interest                                    266,000        879,000
                                                  ----------     ----------
Loss before income taxes                          (2,005,000)      (428,000)

Provision for income tax benefit                     801,000        177,000
                                                  ----------     ----------
Net loss                                         $(1,204,000)   $  (251,000)
                                                  ==========     ==========

Basic and diluted net loss per share             $     (1.64)   $     (0.34)
                                                  ==========     ==========
Weighted average shares outstanding                  734,183        734,183
                                                  ==========     ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            PORTSMOUTH SQUARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

For the nine months ended March 31,                  2008           2007
                                                  ----------     ----------
Hotel operations:
 Hotel and garage revenue                       $ 28,204,000    $23,362,000
 Operating expenses                              (23,810,000)   (20,751,000)
 Real estate taxes                                  (531,000)      (558,000)
 Interest expense                                 (2,150,000)    (2,180,000)
 Depreciation and amortization                    (3,306,000)    (3,116,000)
                                                  ----------     ----------
Loss from hotel operations                        (1,593,000)    (3,243,000)
                                                  ----------     ----------
Investment transactions:
 Net (losses)gains on marketable securities       (1,272,000)       906,000
 Impairment loss on other investments               (415,000)             -
 Dividend and interest income                         64,000         95,000
 Margin interest and trading expense                (222,000)      (315,000)
                                                  ----------     ----------
Income(loss) from investment transactions         (1,845,000)       686,000
                                                  ----------     ----------

General and administrative expense                  (441,000)      (452,000)
                                                  ----------     ----------

Loss before income taxes and minority interest    (3,879,000)    (3,009,000)

Minority interest                                    801,000      1,714,000
                                                  ----------     ----------
Loss before income taxes                          (3,078,000)    (1,295,000)

Provision for income tax benefit                   1,238,000        534,000
                                                  ----------     ----------

Net loss                                         $(1,840,000)   $  (761,000)
                                                  ==========     ==========

Basic and diluted net loss per share             $     (2.51)   $     (1.04)
                                                  ==========     ==========
Weighted average shares outstanding                  734,183        734,183
                                                  ==========     ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            PORTSMOUTH SQUARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

For the nine months ended March 31,                  2008           2007
                                                  ----------     ----------
Cash flows from operating activities:
  Net loss                                       $(1,840,000)   $  (761,000)
  Adjustments to reconcile net loss
   to net cash provided by operating activities:
    Net unrealized losses(gains) on marketable
     securities                                    1,731,000       (132,000)
    Impairment loss on other investments             415,000              -
    Depreciation and amortization                  3,306,000      3,116,000
    Minority interest                               (801,000)    (1,714,000)
    Changes in assets and liabilities:
      Investment in marketable securities          4,761,000      2,976,000
      Other investments and other assets          (1,001,000)    (2,624,000)
      Accounts payable and other liabilities         403,000        796,000
      Due to securities broker                    (3,377,000)      (554,000)
      Obligations for securities sold               (764,000)      (903,000)
      Deferred tax asset                          (1,238,000)      (534,000)
                                                  ----------     ----------
  Net cash provided by(used in) operating
    activities                                     1,595,000       (334,000)
                                                  ----------     ----------

Cash flows from investing activities:
  Capital expenditures for furniture, equipment
   and building improvements                      (2,357,000)    (1,379,000)
  Investment in real estate                         (973,000)             -
  Restricted cash                                  1,500,000              -
                                                  ----------     ----------
  Net cash used in investing activities           (1,830,000)    (1,379,000)
                                                  ----------     ----------
Cash flows from financing activities:

  Proceeds from new mortgage note payable                  -     19,000,000
  Proceeds from(payment of) letter of credit         650,000    (16,403,000)
  Principal payments on mortgage note payable       (511,000)             -
  Distributions to minority partners                (500,000)      (500,000)
                                                  ----------     ----------
  Net (cash used)provided by in financing
   activities                                       (361,000)     2,097,000
                                                  ----------     ----------
Net (decrease)increase in cash and cash
  equivalents                                       (596,000)       384,000

Cash and cash equivalents at the beginning
 of the period                                       796,000      2,460,000
                                                  ----------     ----------
Cash and cash equivalents at the end of the
 period                                          $   200,000    $ 2,844,000
                                                  ==========     ==========

Supplemental information:

Interest paid                                    $ 2,228,000    $ 2,370,000


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

The Company has a 50.0% interest in Justice Investors ("Justice" or the "Hotel"), a California limited partnership in which Portsmouth serves as both a general and limited partner. The other general partner, Evon Corporation ("Evon"), serves as the managing general partner of Justice. In accordance with guidance set forth in the Financial Accounting Standards Board ("FASB") directed Staff Position (FSP) SOP 78-9-1, the Company has applied the principles of accounting applicable for investments in subsidiaries due to its "kick out rights" and "substantive participating rights" arising from its limited partnership and general partnership interests and has consolidated the financial statements of Justice with those of the Company, effective with the first reporting period of its fiscal year beginning July 1, 2006.

Portsmouth is a 68.8%-owned subsidiary of Santa Fe Financial Corporation ("Santa Fe"), which is also a public company. Santa Fe is an approximately 75.4%-owned subsidiary of The InterGroup Corporation ("InterGroup"), a public company. InterGroup also directly owns approximately 11% of the common stock of Portsmouth.

Minority interest on the consolidated balance sheet represents the 50% interest in Justice Investors not owned by the Company. Minority interest on the statements of operations represents the minority owners share of income(loss). As of March 31, 2008, the Company had a minority interest asset balance on the balance sheet as the result of the accumulated deficit at Justice Investors. Management believes the accumulated deficit is considered temporary as the Hotel was temporarily closed to undergo major renovations from May 2005 to January 2006. The Company expects the Hotel to be profitable, thereby reversing the accumulated deficit in the future.

Certain prior period balances have been reclassified to conform with the current period presentation.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the year ended June 30, 2007.

The results of operations for the three and nine months ended March 31, 2008 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2008.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company's financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company's 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not have a material impact on the Company's consolidated financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in income tax expense. There were no interest and penalties related to uncertain income tax positions that were accrued as of March 31, 2008 and during the period there were no changes in individual or aggregate unrecognized tax positions. The Company's income tax returns for the years ended June 30, 2004 up to present are subject to examination by taxing authorities.

In September 2006, the FASB issued Statement of Financial Accounting Standards("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the Company's 2009 fiscal year. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of the Company's 2009 fiscal year. The Company is still evaluating the impact of SFAS 157 and 159 on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008 (the Company's fiscal year 2010). The Company is currently assessing the impact of SFAS 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, and amendment to Accounting Research Bulletin (ARB) No. 51," ("SFAS 160"). This standard prescribes the accounting by a parent company for minority interests held by other parties in a subsidiary of the parent company. SFAS 160 is effective for fiscal years beginning after December 15, 2008 (the Company's fiscal year 2010). The Company is currently assessing the impact of SFAS 160 on its consolidated financial statements.

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

Land, property and equipment as of March 31, 2008 consisted of the following:

                                             Accumulated        Net Book
                               Cost          Depreciation        Value
                          ------------       ------------     ------------
Land                      $  1,124,000       $          -     $  1,124,000
Furniture and equipment     16,267,000         (7,178,000)       9,089,000
Building and improvements   44,766,000        (14,838,000)      29,928,000
                          ------------       ------------     ------------
                          $ 62,157,000       $(22,016,000)    $ 40,141,000
                          ============       ============     ============


NOTE 3 - INVESTMENT IN REAL ESTATE

In August 2007, the Company agreed to acquire a 50% interest in Intergroup Uluniu, Inc. ("Uluniu"), a Hawaiian corporation and a 100% owned subsidiary of InterGroup, for $973,000, which represents an amount equal to the costs paid by InterGroup for the acquisition and carrying costs of approximately 2 acres of unimproved land located in Maui, Hawaii. In September 2007, the Company paid Uluniu $758,000 of the $973,000. As of March 31, 2008, the Company has a payable to Uluniu for the remaining balance of $215,000. As a related party transaction, the fairness of the financial terms of the transaction were reviewed and approved by the independent director of the Company.


NOTE 4 - INVESTMENT IN MARKETABLE SECURITIES

The Company's investment in marketable securities consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain.

At March 31, 2008, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included in earnings.

Trading securities are summarized as follows:


As of March 31, 2008:
                              Gross            Gross             Net            Market
Investment     Cost       Unrealized Gain  Unrealized Loss  Unrealized Gain     Value
----------  -----------   ---------------  ---------------  ---------------  ------------
Corporate
Equities    $ 2,371,000      $1,639,000    ($ 788,000)        $ 851,000      $ 3,222,000


As of March 31, 2008, the Company did not have any unrealized losses related to securities held for over one year.

As part of the investment strategies, the Company may assume short positions against its long positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of March 31, 2008, the Company had obligations for securities sold (equities short) of $17,000.

Net gains(losses) on marketable securities on the statement of operations are comprised of realized and unrealized gains(losses). Below is the composition of the net gains(losses) for the three and nine months ended March 31, 2008 and 2007, respectively.


For the three months ended March 31,                         2008             2007
                                                         -----------      -----------
Realized gains on marketable securities                  $   444,000      $   121,000
Unrealized (losses)gains on marketable securities         (1,641,000)         470,000
                                                         -----------      -----------
Net (losses)gains on marketable securities               $(1,197,000)      $  591,000
                                                         ===========      ===========

For the nine months ended March 31,                          2008             2007
                                                         -----------      -----------
Realized gains on marketable securities                  $   459,000      $   774,000
Unrealized (losses)gains on marketable securities         (1,731,000)         132,000
                                                         -----------      -----------
Net (losses)gains on marketable securities               $(1,272,000)     $   906,000
                                                         ===========      ===========


NOTE 5 - OTHER INVESTMENTS

As a part of its investment strategy, the Company may also invest, with the approval of the Securities Investment Committee, in unlisted securities, such as convertible notes, through private placements including private equity investment funds. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments and reviewed for impairment on a periodic basis. During the three and nine months ended March 31, 2008, the Company determined that one of its investments had an other than temporary impairment and recorded an impairment loss of $350,000 and $415,000, respectively, on other investments. As of March 31, 2008, the Company had other investments of $2,425,000.

NOTE 6 - LETTER OF CREDIT

During the quarter ended March 31, 2008, the Company utilized $650,000 from its $3,000,000 revolving line of credit to meet its cash flow needs. The annual interest rate is the LIBOR Rate plus 2% (4.75% as of March 31, 2008). The line of credit matures February 2, 2009. Borrowings under this line of credit contain certain financial covenants that require, among other things, maintenance of minimum amounts and ratios of working capital and debt-coverage. These financial covenants have not been met and Justice is in the process of obtaining a waiver of noncompliance from the bank. Justice believes that the bank will waive such noncompliance.


NOTE 7 - SEGMENT INFORMATION

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

Information below represents reporting segments for the three and nine months ended March 31, 2008 and 2007, respectively. Operating income(loss) from Hotel operations consists of the operations of the hotel and garage. Operating income(loss) for investment transactions consist of net investment gains (losses) and dividend and interest income.


As of and for the
Three months ended            Hotel       Investment
March 31, 2008              Operations   Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating income(loss)      $ 8,799,000   $(1,534,000)  $         -   $  7,265,000
Operating expenses           (9,329,000)      (63,000)            -     (9,392,000)
                            -----------   -----------   -----------   ------------
Net operating loss             (530,000)   (1,597,000)            -     (2,127,000)

General and administrative
 expense                                                   (144,000)      (144,000)
Income tax benefit                    -             -       801,000        801,000
Minority interest               266,000             -             -        266,000
                            -----------   -----------   -----------   ------------
Net income(loss)            $  (264,000)  $(1,597,000)  $   657,000   $ (1,204,000)
                            ===========   ===========   ===========   ============
Total Assets                $43,172,000   $ 5,647,000   $11,160,000   $ 59,979,000
                            ===========   ===========   ===========   ============


As of and for the
Three months ended             Hotel      Investment
March 31, 2007               Operations  Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating income            $ 7,654,000   $   620,000   $         -  $   8,274,000
Operating expenses           (9,257,000)     (116,000)            -     (9,373,000)
                            -----------   -----------   -----------   ------------
Net operating income(loss)   (1,603,000)      504,000             -     (1,099,000)

General and administrative
 expense                              -             -      (208,000)      (208,000)
Income tax benefit                    -             -       177,000        177,000
Minority interest               879,000             -             -        879,000
                            -----------   -----------   -----------   ------------
Net income(loss)            $  (724,000)  $   504,000   $   (31,000)  $   (251,000)
                            ===========   ===========   ===========   ============
Total Assets                $46,679,000   $12,724,000   $ 6,822,000   $ 66,225,000
                            ===========   ===========   ===========   ============


As of and for the
Nine months ended             Hotel       Investment
March 31, 2008              Operations   Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating income(loss)     $ 28,204,000   $(1,623,000)  $         -  $  26,581,000
Operating expenses          (29,797,000)     (222,000)            -    (30,019,000)
                            -----------   -----------   -----------   ------------
Net operating loss           (1,593,000)   (1,845,000)            -     (3,438,000)

General and administrative
 expense                                                   (441,000)      (441,000)
Income tax benefit                    -             -     1,238,000      1,238,000
Minority interest               801,000             -             -        801,000
                            -----------   -----------   -----------   ------------
Net income(loss)           $   (792,000)  $(1,845,000)  $   797,000   $ (1,840,000)
                            ===========   ===========   ===========   ============
 Total Assets              $ 43,172,000   $ 5,647,000   $11,160,000   $ 59,979,000
                            ===========   ===========   ===========   ============


As of and for the
Nine months ended             Hotel       Investment
March 31, 2007              Operations   Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating income            $23,362,000   $ 1,001,000   $         -   $ 24,363,000
Operating expenses          (26,605,000)     (315,000)            -    (26,920,000)
                            -----------   -----------   -----------   ------------
Net operating income(loss)   (3,243,000)      686,000             -     (2,557,000)

General and admin. expense                                 (452,000)      (452,000)
Income tax benefit                    -             -       534,000        534,000
Minority interest             1,714,000             -             -      1,714,000
                            -----------   -----------   -----------   ------------
Net income (loss)           $(1,529,000)  $   686,000   $    82,000   $   (761,000)
                            ===========   ===========   ===========   ============
 Total Assets               $46,679,000   $12,724,000   $ 6,822,000   $ 66,225,000
                            ===========   ===========   ===========   ============


NOTE 8 - RELATED PARTY TRANSACTIONS

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated among the Company, the Company's parent, Santa Fe and InterGroup, the parent of Santa Fe, based on management's estimate of the pro rata utilization of resources. For the three months ended March 31, 2008 and 2006, these expenses were approximately $18,000 for each respective period. For the nine months ended March 31, 2008 and 2007, these expenses were approximately $54,000 for each respective period.

Four of the Company's Directors serve as directors of InterGroup and three of the Company's Directors serve as directors of Santa Fe.

The garage lessee, Evon, is the Partnership's managing general partner. Under the terms of the lease agreement, Evon paid the Partnership $393,000 and $348,000 for the three months ended March 31, 2008 and 2007, respectively. For the nine months ended March 31, 2008 and 2007, Evon paid the Partnership $1,229,000 and $1,159,000, respectively.

During the nine months ended March 31, 2008, the Company received management fees from Justice Investors totaling $135,000. This amount was eliminated in consolidation.

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

NOTE 9 - RESTATEMENTS

As disclosed in Item 4.02(a) of the Company's Form 8-K dated February 13, 2008, as filed with the Securities and Exchange Commission ("SEC") on February 19, 2008, the Company detected an error in the calculation and presentation of the tax effects on the minority interest related to Justice Investors in the comparative three and six month periods ended December 31, 2007 as presented in the Company's previously issued Quarterly Report on Form 10-QSB for the period ended December 31, 2006. Specifically, the minority interest line item in the Consolidated Statement of Operations was mistakenly recorded and presented as "net of tax" instead of pre-tax. The errors resulted in an overstatement of the tax benefit related to the minority interest for the reported periods ended September 30, 2007, December 31, 2007 and March 31, 2007. The Company subsequently filed amendments to its quarterly reports for the quarterly periods ended March 31, 2007 and September 30, 2007 on Form 10-QSB/A.

The errors did not affect the Company's reported revenues, expenses, income
(loss) before income taxes or cash flows, and did not impact the Company's operations. There were no such errors in the Company's audited financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007 and, as such, that Annual Report was not amended.

The Condensed Consolidated Statement of Operations for the three and nine months ended March 31, 2007 in this report reflects the restatements as reported in the Company's amended report on Form 10-QSB/A for the quarterly period ended March 31, 2007 as filed on February 27, 2008.

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

Three Months Ended March 31, 2008 Compared to Three Months
Ended March 31, 2007

The Company had a net loss of $1,204,000 for the three months ended March 31, 2008 compared to a net loss $251,000 for the three months ended March 31, 2007. As discussed below, the increase in the net loss is primarily due to the significant net losses on marketable securities partially offset by the significant decrease in the loss from the hotel operations.

The loss from hotel operations was $530,000 for the three months ended March 31, 2008 on revenues of $8,779,000, compared to a loss of $1,603,000 for the three months ended March 31, 2007 on revenues of $7,654,000. Depreciation and amortization expenses were $1,105,000 and $1,042,000 for the respective periods. The decrease in the loss was primarily attributable to greater income generated from the operations of the Hotel during the third quarter and a reduction in operating expenses as a percentage of revenues.

For the three months ended 	March 31, 2008, the operations of the Hotel on a
standalone basis generated operating income of approximately $816,000 on operating revenues of approximately $8,337,000, compared to operating income of approximately $500,000 on operating revenues of approximately $7,271,000 for the three months ended March 31, 2007. That increase in Hotel operating income is primarily due to a higher average daily room rate and an increase in occupancy percentage.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the three months ended March 31, 2008 and 2007.

Three Months Ended        Average           Average
     March 31,           Daily Rate        Occupancy%         RevPar
-----------------        ----------        ----------        ---------
      2008                $175.80            77.4%            $136.09
      2007                $164.42            70.6%            $116.22

Average daily room rates and occupancy have continued to improve since the Hotel's reopening in January 2006 as the Hotel approaches full stabilization and gets further penetration into the Financial District hotel market. As a result, the Hotel was able to achieve an approximately $20 increase in RevPar for the three months ended March 31, 2008 compared the three months ended March 31, 2007. While we expect that operating revenues of the Hotel to continue to grow, that growth will probably be at a slower pace. The Hotel's food and beverage operations remain challenging, especially in the banquet and catering department. Management will continue to focus in this area in an effort to improve its operations.

With an uncertain economy and the possibility of a decline in business, group and leisure travel, management will continue to focus on ways to improve efficiencies and reduce operating costs and other expenses in its efforts to increase the operating income of the Hotel. For the current quarter, we have already seen an improvement in operating costs of the Hotel as a percentage Hotel revenues as well as a reduction general and administrative costs at the Partnership level for legal and consulting fees. If cash flows from the Hotel operations continue to improve, the Partnership could make additional distributions to its limited partners in fiscal 2008.

The Company had net losses on marketable securities of $1,197,000 for the three months ended March 31, 2008 compared to net gains on marketable securities of $591,000 for the three months ended March 31, 2007. For the three months ended March 31, 2008, the Company had net realized gains of $444,000 and net unrealized losses of $1,641,000. For the three months ended March 31, 2007, the Company had net realized gains of $121,000 and net unrealized gains of $470,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities see the Marketable Securities section below.

During the three months ended March 31, 2008, the Company performed an impairment analysis of its other investments and determined that one of its investments had an other than temporary impairment and recorded an impairment loss on other investments of $350,000. There was no impairment loss recorded for the three months ended March 31, 2007.

Margin interest and trading expense decreased to $63,000 for the three months ended March 31, 2008 from $116,000 for the three months ended March 31, 2007 primarily as the result of the decrease in margin interest expense to $16,000 from $73,000. The decrease in the margin interest expense is due to the maintenance of lower margin balances.

For the three months ended March 31, 2008, general and administrative expenses decreased to $144,000 from $208,000 for the three months ended March 31, 2007. The increase was primarily as the result of the $90,000 in Board authorized meeting fees paid to the members of the Company's Special Hotel Committee during the three months ended March 31, 2007 for their respective oversight and involvement in the renovation and repositioning of the Hotel.

Minority interest related to Justice Investors decreased to $266,000 for the three months ended March 31, 2008 from $879,000 for the three months ended March 31, 2007. The decrease is due to the reduced loss from the hotel operations to $530,000 for the three months ended March 31, 2008 from $1,603,000 for the three months ended March 31, 2007.

The provision for income tax benefit increased to $801,000 for the three months ended March 31, 2008 from $177,000 for the three months end March 31, 2007 primarily as the result of the higher pre-tax loss incurred during the most recent third quarter.


Nine Months Ended March 31, 2008 Compared to Nine Months
Ended March 31, 2007

The Company had a net loss of $1,840,000 for the nine months ended March 31, 2008 compared to a net loss $761,000 for the nine months ended March 31, 2007. As discussed below, the increase in the net loss is primarily due to the significant net losses on marketable securities partially offset by the significant decrease in loss from hotel operations.

The loss from hotel operations was $1,593,000 for the nine months ended March 31, 2008 compared to a loss of $3,243,000 for the nine months ended March 31, 2007. The decrease in the loss was primarily attributable to greater income generated from the operations of the Hotel during the current period.

For the nine months ended March 31, 2008, the operations of the Hotel on a standalone basis generated operating income of approximately $3,428,000 on operating revenues of approximately $26,811,000, compared to operating income of approximately $1,964,000 on operating revenues of approximately $22,013,000 for the nine months ended March 31, 2007. That increase in Hotel operating income is primarily due to a higher average daily room rate and an increase in occupancy percentage.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the nine months ended March 31, 2008 and 2007.

Nine Months Ended          Average           Average
    March 31,            Daily Rate        Occupancy%         RevPar
-----------------        ----------        ----------        ---------
      2008                $174.49            83.8%            $146.57
      2007                $158.41            74.5%            $118.42

Average daily room rates and occupancy have continued to improve since the Hotel's reopening in January 2006 as the Hotel approaches full stabilization and gets further penetration into the Financial District hotel market. As a result, the Hotel was able to achieve an approximately $28 increase in RevPar for the nine months ended March 31, 2008 compared the nine months ended March 31, 2007. While we expect that operating revenues of the Hotel to continue to grow, that growth will probably be at a slower pace. The Hotel's food and beverage operations remain challenging, especially in the banquet and catering department. Management will continue to focus in this area in an effort to improve its operations.

With an uncertain economy and the possibility of a decline in business, group and leisure travel, management will continue to focus on ways to improve efficiencies and reduce operating costs and other expenses in its efforts to increase the operating income of the Hotel. We have already seen an improvement, primarily in the last three months, in operating costs of the Hotel as a percentage Hotel revenues as well as a reduction general and administrative costs at the Partnership level for legal and consulting fees. If cash flows from the Hotel operations continue to improve, the Partnership could make additional distributions to its limited partners in fiscal 2008.

The Company had net losses on marketable securities of $1,272,000 for the nine months ended March 31, 2008 compared to net gains on marketable securities of $906,000 for the nine months ended March 31, 2007. For the nine months ended March 31, 2008, the Company had net realized gains of $459,000 and net unrealized losses of $1,731,000. For the nine months ended March 31, 2007, the Company had net realized gains of $774,000 and net unrealized gains of $132,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities see the Marketable Securities section below.

During the nine months ended March 31, 2008, the Company performed an impairment analysis of its other investments and determined that one of its investments had an other than temporary impairment and recorded an impairment loss on other investments of $415,000. There was no impairment loss recorded for the nine months ended March 31, 2007.

Margin interest and trading expense decreased to $222,000 for the nine months ended March 31, 2008 from $315,000 for the nine months ended March 31, 2007. The decrease was primarily due to the decrease in margin interest expense to $78,000 from $190,000. The decrease in the margin interest expense is due to the maintenance of lower margin balances.

Minority interest related to Justice Investors decreased to $801,000 for the nine months ended March 31, 2008 from $1,714,000 for the nine months ended March 31, 2007. The decrease is due to the reduced loss from the hotel operations to $1,593,000 for the nine months ended March 31, 2008 from $3,243,000 for the nine months ended March 31, 2007.

The provision for the income tax benefit increased to $1,238,000 for the nine months ended March 31, 2008 from $534,000 for the nine months ended March 31, 2007 primarily due to the increase in the pre-tax loss to $3,078,000 from $1,295,000, respectively.


MARKETABLE SECURITIES

As of March 31, 2008, the Company had investments in marketable equity securities of $3,222,000. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of March 31, 2008.

                                                              % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------

   Insurance, banks and brokers        $   917,000               28.5%
   Dairy products                          590,000               18.3%
   Services                                588,000               18.2%
   Technology                              283,000                8.8%
   REITs and builders                      188,000                5.8%
   Other                                   656,000               20.4%
                                       ------------           ----------
                                       $ 3,222,000              100.0%
                                       ============           ==========

The Company's investment portfolio is diversified with 14 different equity positions. The portfolio contains six individual equity securities that are more than 5% of the equity value of the portfolio with the largest security being 18.3% of the value of the portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions.

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

The Hotel started to generate cash flows from its operations in June 2006, which have continued to improve since that time. As a result, Justice was able to pay a special limited partnership distribution in a total amount of $1,000,000 on March 28, 2007, of which Portsmouth received $500,000. The general partners believed that operations of the Hotel had stabilized under the Hilton brand and new management, and that cash flows were sufficient to warrant that special distribution, especially with financings in place to meet any additional capital needs. On October 1, 2007, Justice paid a second special limited partnership distribution in the amount of $400,000 and an additional special limited partnership distribution in the amount of $600,000 on November 23, 2007, of which Portsmouth received $200,000 and $300,000 respectively. The general partners expect to conduct regular reviews to set the amount of any future distributions that may be appropriate based on the results of operations of the Hotel and other factors. If cash flows from the Hotel operations continue to improve, the Partnership could be in a position to make additional distributions to its limited partners in fiscal 2008.

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30 year amortization schedule. The Prudential Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. As of March 31, 2008, the Prudential Loan balance was approximately $28,854,000.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the "Second Prudential Loan") in the principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is without recourse to the limited and general partners of Justice. As of March 31, 2008, the Second Prudential Loan balance was approximately $18,803,000.

From the proceeds of the Second Prudential Loan, Justice retired its existing line of credit facility with United Commercial Bank ("UCB") paying off the outstanding balance of principal and interest of approximately $16,403,000 on March 27, 2007. The Partnership also obtained a new unsecured $3,000,000 revolving line of credit facility from UCB to be utilized by the Partnership to meet any emergency or extraordinary cash flow needs. The new line of credit facility matures on February 2, 2009 and the annual interest rate is based on an index selected by Justice at the time of advance, equal to the Wall Street Journal Prime Rate or the LIBOR Rate plus 2%. As of March 31, 2008, there was a balance of $650,000 drawn by Justice under the new line of credit, with an annual interest rate at LIBOR plus two percent (4.75% as of March 2008). Justice has also utilized $1,750,000 of the amount available under the line of credit in the form of a standby letter of credit related to the Allied Litigation. The annual fee for the letter of credit is one and one half percent of $1,750,000, which fee is to be paid in quarterly installments for the periods in which the letter of credit is in effect.

While the debt service requirements related to the two Prudential loans, as well as the utilization of the UCB line of credit, may create some additional risk for the Company and its ability to generate cash flows in the future since the Partnership's assets had been virtually debt free for an number of years, management believes that cash flows from the operations of the Hotel and the garage lease will continue to be sufficient to meet all of the Partnership's current and future obligations and financial requirements. Management also believes that there is sufficient equity in the Hotel assets to support future borrowings, if necessary, to fund any new capital improvements and other requirements.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The Company does not have any material contractual obligations or commercial commitments other than Justice's mortgage loans with Prudential and its revolving line of credit facility with UCB.
..
OFF-BALANCE SHEET ARRANGEMENTS

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

As discussed in Note 9, the Company had detected certain errors in the calculation and presentation of the tax effects on the minority interest related to Justice Investors in previously issued unaudited financial statements for the periods ended December 31, 2006, March 31, 2007 and September 30, 2007. As disclosed in Part I. Item 3 "Controls and Procedures" of the Company's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2007 and its amendments to its Quarterly Reports on Form 10-QSB/A for the quarterly periods ended March 31, 2007 and September 31, 2007, the Company's management determined that there were material weaknesses in its internal controls over financial reporting in the areas of accounting for minority interest and tax provisions related to the consolidation of a partnership entity. To address those material weaknesses, the Company has taken the following steps to improve its internal controls and procedures over financial reporting:

       * The Company's tax consultants have reviewed and reconciled the Company's tax position and tax accounts;

       * The Company has engaged a separate tax consultant to review the Company's tax provisions and tax consolidation processes on a quarterly and annual basis;

       * The Company has also engaged a consultant to review staffing levels, job assignments, and processes to identify other process weaknesses, if any, in order to mitigate the risk of reporting errors.

Based upon such evaluation and the steps taken by the Company to address the previously reported material weaknesses, the Company's management has concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

(b) Internal Control Over Financial Reporting.

Except for the affirmative changes discussed above, there have been no changes in the Company's internal controls over financial reporting during the last quarterly period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

This is to update matters previously reported in the Company's Form 10-KSB for its fiscal year ended June 30, 2007 and its reports on Form 10-QSB for the quarter ended September 30, 2007, and December 30, 2007 regarding the litigation and lien claims filed by Allied Construction Management, Inc. ("Allied") and eight subcontractors arising out of the renovation work performed on the San Francisco hotel property.

As previously reported, Justice Investors entered into settlements with all of the subcontractors that filed liens against the hotel property. The settlement amounts were paid by Justice in November 2007 and the subcontractor liens were released, leaving only the Allied lien claims to be determined. As a result of the settlements with the subcontractors, the court also reduced the lien claim of Allied from $2,061,544 to $1,166,649. The balance of the dispute between Justice and Allied has been submitted to arbitration pursuant to the terms of the construction contract. A hearing in that arbitration proceeding has now been set to begin on June 16, 2008. Justice, Evon and Portsmouth dispute the amounts alleged to be owed to Allied and intend to vigorously defend the balance of this action.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Fiscal 2007 Annual Meeting of the Shareholders of the Company was held on February 21, 2008 at the Hilton San Francisco Financial District, 750 Kearny Street, San Francisco, California. At that meeting, all of management's nominees: John V. Winfield, Jerold R. Babin, Josef A. Grunwald, John C. Love and William J. Nance, were elected as Directors of the Company to serve until the next Annual Meeting. At the Annual Meeting, the shareholders also voted in favor of the ratification of the Audit Committee's selection of Burr, Pilger & Mayer LLP as the Company's independent registered public accounting firm for the fiscal year ending June 30, 2008. A tabulation of the vote follows:


Proposal (1) - Directors:              Votes For       Withheld
                                       ---------       --------
   John V. Winfield                     682,275          6,430
   Jerold R. Babin                      676,340         12,365
   Josef A. Grunwald                    682,275          6,430
   John C. Love                         681,983          6,722
   William J. Nance                     682,275          6,430

Proposal (2) - Accountants:            Votes For       Against    Abstained
                                       ---------       -------    ---------
   Burr, Pilger & Mayer LLP             685,159          829        2,717


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


                                               PORTSMOUTH SQUARE, INC.
                                                     (Registrant)


Date:  May 8, 2008                         by /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date:  May 8, 2008                         by /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala,
                                              Vice President and Secretary


Date:  May 8, 2008                         by /s/ David Nguyen
                                              --------------------------
                                              David Nguyen, Treasurer
                                             (Principal Financial Officer)