Form 10-Q
period 2008-09-30
PORTSMOUTH SQUARE INC
filed 2008-11-12
CIK 79661

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                 FORM 10-Q

 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

 [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

Commission File Number: 0-4057


                          PORTSMOUTH SQUARE, INC.
                          -----------------------
           (Exact name of registrant as specified in its charter)


          CALIFORNIA                                           94-1674111
 ------------------------------                            ------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                            Identification No.)


                     820 Moraga Drive Los Angeles, CA 90049
                     --------------------------------------
                    (Address of principal executive offices)


                                 (310) 889-2500
                          -----------------------------
                         (Registrant's telephone number)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

   Large accelerated filer [ ]                 Accelerated filer [ ]

   Non-accelerated filer   [ ]                 Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.)   [ ] Yes [x] No

                                     INDEX

                             PORTSMOUTH SQUARE, INC.


PART I. FINANCIAL INFORMATION                                            PAGE

Item 1. Condensed Consolidated Financial Statements

 Condensed Consolidated Balance Sheets
   As of September 30, 2008(Unaudited) and June 30, 2008(Audited)          3

 Condensed Consolidated Statements of Operations (Unaudited)
   For the Three Months ended September 30, 2008 and 2007                  4

 Condensed Consolidated Statements of Cash Flows (Unaudited)
   For the Three Months ended September 30, 2008 and 2007                  5

  Notes to Condensed Consolidated Financial Statements (Unaudited)         6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               12

Item 4T. Controls and Procedures                                          20


PART II. OTHER INFORMATION

Item 6. Exhibits                                                          20


SIGNATURES                                                                21


                        PART 1 - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

                             PORTSMOUTH SQUARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     September 30, 2008    June 30, 2008
                                                         (Unaudited)         (Audited)
                                                        ------------       ------------
Assets
  Investment in hotel, net                              $ 38,829,000       $ 39,495,000
  Investment in real estate                                  973,000            973,000
  Investment in marketable securities                      1,874,000          2,958,000
  Other investments, net                                   2,366,000          2,489,000
  Cash and cash equivalents                                  398,000            485,000
  Accounts receivable, net                                 1,430,000          1,140,000
  Other assets, net                                        1,481,000          1,754,000
  Deferred tax asset                                       3,744,000          3,517,000
  Minority interest of Justice Investors                   7,122,000          6,793,000
                                                        ------------       ------------
Total assets                                            $ 58,217,000       $ 59,604,000
                                                        ============       ============
Liabilities and Shareholders' Equity

Liabilities
  Accounts payable and other liabilities                $  7,493,000       $  7,466,000
  Due to securities broker                                   148,000          1,032,000
  Line of Credit                                           1,500,000          1,513,000
  Mortgage notes payable                                  47,305,000         47,482,000
                                                        ------------       ------------
Total liabilities                                         56,446,000         57,493,000
                                                        ------------       ------------
Commitments and contingencies

Shareholders' equity:
  Common stock, no par value; 750,000 authorized shares;
   734,183 shares issued and outstanding                   2,092,000          2,092,000
  Additional paid-in capital                                 916,000            916,000
  Accumulated deficit                                     (1,237,000)          (897,000)
                                                        ------------       ------------
Total shareholders' equity                                 1,771,000          2,111,000
                                                        ------------       ------------
Total liabilities and shareholders' equity              $ 58,217,000       $ 59,604,000
                                                        ============       ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             PORTSMOUTH SQUARE, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

For the three months ended September 30,             2008           2007
                                                  ----------     ----------
Hotel operations:
 Hotel and garage revenue                       $  9,299,000    $ 9,786,000
 Operating expenses                               (7,065,000)    (8,335,000)
 Real estate taxes                                  (177,000)      (177,000)
 Interest expense                                   (719,000)      (702,000)
 Depreciation and amortization                    (1,097,000)    (1,080,000)
                                                  ----------     ----------
Income(loss) from hotel operations                   241,000       (508,000)
                                                  ----------     ----------
Investment transactions:
 Net loss on marketable securities                  (216,000)      (672,000)
 Impairment loss on other investments               (358,000)       (65,000)
 Dividend and interest income                         27,000         24,000
 Margin interest and trading expense                 (55,000)       (93,000)
                                                  ----------     ----------
Loss from investment transactions                   (602,000)      (806,000)
                                                  ----------     ----------

General and administrative expense                  (110,000)      (150,000)
                                                  ----------     ----------

Loss before income taxes and minority interest      (471,000)    (1,464,000)

Minority interest - Justice Investors, pre-tax       (96,000)       278,000
                                                  ----------     ----------
Loss before income taxes                            (567,000)    (1,186,000)

Provision for income tax benefit                     227,000        478,000
                                                  ----------     ----------
Net loss                                         $  (340,000)   $  (708,000)
                                                  ==========     ==========

Basic and diluted loss per share                 $     (0.46)   $     (0.96)
                                                  ==========     ==========
Weighted average number of common shares
 Outstanding                                         734,183        734,183
                                                  ==========     ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           PORTSMOUTH SQUARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

For the three months ended September 30,             2008           2007
                                                  ----------     ----------
Cash flows from operating activities:
  Net loss                                       $  (340,000)   $  (708,000)
  Adjustments to reconcile net loss
   to net cash provided by operating activities:
    Net unrealized loss(gain) on marketable
     securities                                      (67,000)       460,000
    Impairment loss on other investments             358,000         65,000
    Depreciation and amortization                  1,097,000      1,080,000
    Minority interest                                 96,000       (278,000)
    Changes in assets and liabilities:
      Investment in marketable securities          1,151,000      4,591,000
      Other investments                             (235,000)       (65,000)
      Accounts receivable                           (290,000)      (123,000)
      Other assets                                   273,000        321,000
      Accounts payable and other liabilities          27,000      1,192,000
      Due to securities broker                      (884,000)    (2,907,000)
      Obligations for securities sold                      -       (623,000)
      Deferred tax asset                            (227,000)      (478,000)
                                                  ----------     ----------
  Net cash provided by operating activities          959,000      2,527,000
                                                  ----------     ----------

Cash flows from investing activities:
  Capital expenditures for furniture, equipment
   and building improvements                        (431,000)    (1,345,000)
  Investment in real estate                                -       (973,000)
                                                  ----------     ----------
  Net cash used in investing activities             (431,000)    (2,318,000)
                                                  ----------     ----------
Cash flows from financing activities:

  Paydown of line of credit                          (13,000)             -
  Principal payments on mortgage note payable       (177,000)      (168,000)
  Distributions to minority partner                 (425,000)             -
                                                  ----------     ----------
  Net cash used in financing activities             (615,000)      (168,000)
                                                  ----------     ----------
Net (decrease)increase in cash and cash
  equivalents                                        (87,000)        41,000

Cash and cash equivalents at the beginning
 of the period                                       485,000        796,000
                                                  ----------     ----------
Cash and cash equivalents at the end of the
 period                                          $   398,000    $   837,000
                                                  ==========     ==========

Supplemental information:

Interest paid                                    $   727,000    $   747,000
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

As of September 30, 2008, Santa Fe Financial Corporation ("Santa Fe"), a public company, owns approximately 68.8% of the outstanding common shares of Portsmouth Square, Inc. ("Portsmouth" or the "Company"). Santa Fe is a 75.9%- owned subsidiary of The InterGroup Corporation ("InterGroup"), a public company. InterGroup also directly owns approximately 11.7% of the common stock of Portsmouth.

Portsmouth's primary business is conducted through its general and limited partnership interest in Justice Investors, a California limited partnership ("Justice" or the "Partnership"). Portsmouth has a 50.0% limited partnership interest in Justice and serves as one of the two general partners. The other general partner, Evon Corporation ("Evon"), serves as the managing general partner. The financial statements of Justice are consolidated with those of the Company.

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

Minority interests in the net assets and earnings or losses of consolidated subsidiaries are reflected in the caption "Minority interest" in the Company's condensed consolidated balance sheet and condensed consolidated statements of operations. Minority interest adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated subsidiaries. As of September 30, 2008 and June 30, 2008, the Company reported the minority interest of Justice Investors as an asset in the condensed consolidated balance sheet as the result of the accumulated deficit at Justice Investors. Management believes the accumulated deficit is considered temporary as the Hotel was temporarily closed to undergo major renovations from May 2005 to January 2006. The Company expects the Hotel to be profitable, thereby reversing the accumulated deficit in the future.

Certain prior period balances have been reclassified to conform with the current period presentation.

Basic loss per share is calculated based upon the weighted average number of common shares outstanding during each fiscal year. During the three months ended September 30, 2008 and 2007, the Company did not have any potentially dilutive securities outstanding; and therefore, does not report diluted earnings per share.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the year ended June 30, 2008.

The results of operations for the three ended September 30, 2008 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2009.

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 162(SFAS No. 162), The Hierarchy of Generally Accepted Accounting Principles. This new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS No. 162 is effective on November 15, 2008. The Company does not believe SFAS No. 162 will have a significant impact on its financial statements.

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

NOTE 2 - INVESTMENT IN HOTEL, NET

Property and equipment as of September 30, 2008 consisted of the following:

                                             Accumulated        Net Book
As of September 30, 2008      Cost           Depreciation         Value
                          ------------       ------------     ------------
Land                      $  1,124,000       $          -     $  1,124,000
Furniture and equipment     16,461,000         (8,805,000)       7,656,000
Building and improvements   45,345,000        (15,296,000)      30,049,000
                          ------------       ------------     ------------
                          $ 62,930,000       $(24,101,000)    $ 38,829,000
                          ============       ============     ============

                                             Accumulated        Net Book
As of June 30, 2008           Cost           Depreciation         Value
                          ------------       ------------     ------------
Land                      $  1,124,000       $          -     $  1,124,000
Furniture and equipment     16,279,000         (8,005,000)       8,274,000
Building and improvements   45,123,000        (15,026,000)      30,097,000
                          ------------       ------------     ------------
                          $ 62,526,000       $(23,031,000)    $ 39,495,000
                          ============       ============     ============


NOTE 3 - INVESTMENT IN MARKETABLE SECURITIES

The Company's investment in marketable securities consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain.

At September 30, 2008, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included in earnings.

Trading securities are summarized as follows:

                              Gross            Gross             Net            Fair
Investment     Cost       Unrealized Gain  Unrealized Loss  Unrealized Gain     Value
----------  -----------   ---------------  ---------------  ---------------  ------------

As of September 30, 2008
Corporate
Equities    $ 1,136,000    $  971,000      ($ 233,000)        $ 738,000      $ 1,874,000

As of June 30, 2008
Corporate
Equities    $ 2,286,000    $  877,000      ($ 205,000)        $ 672,000      $ 2,958,000


As of September 30, 2008 and June 30, 2008, the Company had unrealized losses of $6,000 and $58,000, respectively, related to securities held for over one year.

Net gain(loss) on marketable securities on the statement of operations is comprised of realized and unrealized gains(losses). Below is the composition of the net gain(loss) for the three months ended September 30, 2008 and 2007, respectively.


For the three months ended September 30,                     2008             2007
                                                         -----------      -----------
Realized losses on marketable securities                 $  (283,000)     $  (212,000)
Unrealized gains(losses) on marketable securities             67,000         (460,000)
                                                         -----------      -----------
Net loss on marketable securities                        $  (216,000)      $ (672,000)
                                                         ===========      ===========

NOTE 4 - OTHER INVESTMENTS, NET

The Company may also invest, with the approval of the Securities Investment Committee, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments net of other than temporary impairment losses.

As of September 30, 2008 and June 30, 2008, the Company had net other investments of $2,366,000 and $2,489,000, respectively, which consist of the following:


            Type                      September 30, 2008     June 30, 2008
   ---------------------------        ------------------  ----------------
   Private equity hedge fund           $       2,266,000  $      2,325,000
   Corporate debt instruments                          -            64,000
   Other                                         100,000           100,000
                                       -----------------  ----------------
                                       $       2,366,000  $      2,489,000
                                       =================  ================


In accordance with Emerging Issues Task Force No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", the Company recorded impairment losses $358,000 and $65,000, respectively, during the three months ended September 30, 2008 and 2007.

In June 2008, the Company, Santa Fe and InterGroup ("the Companies") entered into an agreement to make additional investments in corporate debt instruments in the aggregate amount of $1,250,000. Those investments will be allocated $500,000 to the Company, $250,000 to Santa Fe and $500,000 to Intergroup. In addition, the Company's chairman agreed to invest in a like amount and on the same terms as the Companies. As of September 30, 2008, a total of $1,000,000 of the investment was made by the Companies, of which Portsmouth paid $400,000, leaving an aggregate remaining commitment from the Companies of $250,000. In October 2008, the remaining investment of $250,000 was made by the Companies.


NOTE  5 - FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

SFAS No. 157 is effective as of the beginning of the Company's 2009 fiscal year. In February 2008, the FASB deferred the effective date of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis until the beginning of fiscal year 2010. The Company adopted SFAS No. 157 with respect to financial assets and liabilities on July 1, 2008. There was no material effect on the financial statements upon adoption of this new accounting pronouncement. The impact on the financial statements from adoption of SFAS No. 157 as it pertains to non-financial assets and liabilities has not yet been determined.

SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2: Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs that reflect the reporting entity's own assumptions

The assets measured at fair value on a recurring basis as of September 30, 2008 are as follows:


Assets:                                 Level 1      Level 2         Level 3     September 30, 2008
-----------                            ---------    ---------      ---------     ------------------
Cash                                  $  398,000           -              -          $  398,000
Investment in marketable securities    1,874,000           -              -           1,874,000
                                       ---------    ---------      ---------          ---------
                                      $2,272,000           -              -          $2,272,000
                                       =========    =========      =========          =========

The fair values of investments in marketable securities are determined by the most recently traded price of each security at the balance sheet date.

Financial assets that are measured at fair value on a non-recurring basis and are not included in the tables above include "Other investments in non-marketable securities," that were initially measured at cost and have been written down to fair value as a result of an impairment. The following table shows the fair value hierarchy for these assets measured at fair value on a non-recurring basis as of September 30, 2008:

                                                                                             Loss for the
                                                                                          Three months ended
Assets:                           Level 1    Level 2      Level 3    September 30, 2008   September 30, 2008
-----------                      ---------  ---------    ---------   ------------------   ------------------
Other non-marketable investments        -          -    $2,366,000     $2,366,000           $(358,000)


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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115." SFAS No. 159 provides entities with an irrevocable option to report selected financial assets and financial liabilities at fair value. It also establishes presentation and disclosure requirements that are designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS No. 159 on July 1, 2008 and chose not to elect the fair value option for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as other assets, accounts payable, line of credit, and mortgage payables are reported at their carrying values.


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

Information below represents reporting segments for the three months ended September 30, 2008 and 2007, respectively. Operating income(loss) from Hotel operations consists of the operations of the hotel and garage. Operating income(loss) for investment transactions consist of net investment gain (loss) and dividend and interest income.


As of and for the
Three months ended            Hotel       Investment
September 30, 2008          Operations   Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating income(loss)      $ 9,299,000   $  (547,000)  $         -   $  8,752,000
Operating expenses           (9,058,000)      (55,000)            -     (9,113,000)
                            -----------   -----------   -----------   ------------
Net operating income(loss)      241,000      (602,000)            -       (361,000)

General and administrative
 expense                                                   (110,000)      (110,000)
Income tax benefit                    -             -       227,000        227,000
Minority interest               (96,000)            -             -        (96,000)
                            -----------   -----------   -----------   ------------
Net income(loss)            $   145,000   $  (602,000)  $   117,000   $   (340,000)
                            ===========   ===========   ===========   ============
Total Assets                $41,665,000   $ 4,240,000   $12,312,000   $ 58,217,000
                            ===========   ===========   ===========   ============



As of and for the
Three months ended             Hotel       Investment
September 30, 2007           Operations   Transactions      Other          Total
                            -----------  ------------   -----------   ------------
Operating income            $ 9,786,000   $  (713,000)  $         -  $   9,073,000
Operating expenses          (10,294,000)      (93,000)            -    (10,387,000)
                            -----------   -----------   -----------   ------------
Net operating loss             (508,000)     (806,000)            -     (1,314,000)

General and administrative
 expense                                                   (150,000)      (150,000)
Income tax benefit                    -             -       478,000        478,000
Minority interest               278,000             -             -        278,000
                            -----------   -----------   -----------   ------------
Net income (loss)           $  (230,000)  $  (806,000)  $   328,000   $   (708,000)
                            ===========   ===========   ===========   ============
Total Assets                $51,625,000   $ 7,088,000   $ 3,491,000   $ 62,204,000
                            ===========   ===========   ===========   ============


NOTE 7 - RELATED PARTY TRANSACTIONS

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated among the Company, the Company's parent, Santa Fe and InterGroup, the parent of Santa Fe, based on management's estimate of the pro rata utilization of resources. For the three months ended September 30, 2008 and 2007, these expenses were approximately $18,000 for each respective period.

Four of the Company's Directors serve as directors of InterGroup and three of the Company's Directors serve as directors of Santa Fe.

The garage lessee, Evon, is the Partnership's managing general partner. Under the terms of the lease agreement, Evon paid the Partnership $399,000 and $415,000 for the three months ended September 30, 2008 and 2007, respectively.

During the three months ended September 30, 2008, the Company received management fees from Justice Investors totaling $45,000. This amount was eliminated in consolidation.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "may," "could," "might" and similar expressions, are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, such as national and worldwide economic conditions, including the impact of recessionary conditions on tourism and travel, the impact of terrorism and war on the national and international economies, including tourism and securities markets, energy and fuel costs, natural disasters, general economic conditions and competition in the hotel industry in the San Francisco area, seasonality, labor relations and labor disruptions, partnership distributions, the ability to obtain financing at favorable interest rates and terms, securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

 The Company's principal business is conducted through its general and limited partnership interest in the Justice Investors limited partnership ("Justice" or the "Partnership"). The Company has a 50.0% limited partnership interest in Justice and serves as one of the general partners. Justice owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California, known as the Hilton San Francisco Financial District (the "Hotel"). The financial statements of Justice have been consolidated with those of the Company.

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

Three Months Ended September 30, 2008 Compared to Three Months
Ended September 30, 2007

The Company had a net loss of $340,000 for the three months ended September 30, 2008 compared to a net loss $708,000 for the three months ended September 30, 2007. As discussed below, the decrease in the net loss is primarily due to income from Hotel operations of $241,000 for the three months ended September 30, 2008 compared to a loss of $508,000 for the three months ended September 30, 2007, and the reduction in losses from investment transactions.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended September 30, 2008 and 2007.


For the three months ended September 30,                        2008            2007
                                                             ----------      ----------
Hotel revenues:
 Hotel rooms                                                $ 7,588,000    $  7,915,000
 Food and beverage                                            1,259,000       1,289,000
 Garage                                                         399,000         415,000
 Other operating departments                                     53,000         167,000
                                                             ----------      ----------
  Total hotel revenues                                        9,299,000       9,786,000
                                                             ----------      ----------
Operating expenses excluding interest, depreciation
  and amortization                                           (7,242,000)     (8,512,000)
                                                             ----------      ----------
Operating income                                              2,057,000       1,274,000

Interest expense                                               (719,000)       (702,000)
Depreciation and amortization expense                        (1,097,000)     (1,080,000)
                                                             ----------      ----------
Income (loss) from hotel operations                         $   241,000     $  (508,000)
                                                             ==========      ==========

For the three months ended September 30, 2008, the Hotel generated operating income of approximately $2,057,000, before interest, depreciation and amortization, on operating revenues of approximately $9,299,000 compared to operating income of approximately $1,274,000 before interest, depreciation and amortization, on operating revenues of approximately $9,786,000 for the three months ended September 30, 2007. The increase in Hotel operating income is primarily due to a significant decrease in operating expenses of approximately $1,270,000, offset by a decrease in operating revenues of approximately $487,000. The decrease in operating expenses is primarily attributable to certain nonrecurring legal and consulting fees incurred in the prior period related to construction litigation that was settled as of June 30, 2008 and for zoning issues. Operating expenses also decreased due to a decline in hotel occupancy during the current quarter and managements efforts to reduce costs. That decline in occupancy was also the primary reason for the decrease in operating revenues compared to the prior period.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the three months ended September 30, 2008 and 2007.

Three Months Ended         Average           Average
  September 30,           Daily Rate        Occupancy%         RevPar
-----------------         ----------        ---------         --------
      2008                   $187              81%              $152
      2007                   $177              89%              $158

While the Hotel was able to achieve an increase of approximately $10 in its average daily room rates for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, average occupancy percentage declined approximately 8%, and Rev Par decreased by approximately $6, from the comparable period. The operations of the Hotel began to feel the impact of the dramatic downturn in the domestic and international economies and markets during the first quarter and that impact is expected to continue through fiscal 2009. If that remains true, we expect Hotel operating revenues to be less than fiscal 2008.

Facing the prospect of a recession and a decline in business, group and leisure travel, both domestic and international, management has continued to focus on ways to improve efficiencies and reduce operating costs and other expenses in its efforts to stabilize and maintain operating income of the Hotel. As a result of those efforts, we have seen further reductions in operating costs of the Hotel as a percentage of Hotel revenues for the three months ended September 30, 2008. Management will also increase its sales and marketing efforts in what is expected to become an even more competitive hotel market in San Francisco. Management will also continue to explore new and innovative ways to improve operations and enhance the guest experience. One new concept that Management has recently initiated is the opening of a new wine bar "Flyte" in the lobby of the Hotel in August 2008.

The Company had a net loss on marketable securities of $216,000 for the three months ended September 30, 2008 compared to net loss on marketable securities of $672,000 for the three months ended September 30, 2007. For the three months ended September 30, 2008, the Company had a net realized loss of $283,000 and a net unrealized gain of $67,000. For the three months ended September 30, 2007, the Company had a net realized loss of $212,000 and a net unrealized loss of $460,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities see the Marketable Securities section below.

The Company may also invest, with the approval of the Securities Investment Committee, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments, net of other than temporary impairment losses. As of September 30, 2008, the Company had net other investments of $2,366,000. During the three months ended September 30, 2008 and 2007, the Company performed an impairment analysis of its other investments and determined that its investments had other than temporary impairments and recorded impairment losses of $358,000 and $65,000, respectively.

Margin interest and trading expenses decreased to $55,000 for the three months ended September 30, 2008 from $93,000 for the three months ended September 30, 2007 primarily as the result of the decrease in margin interest expense to $8,000 from $45,000. The decrease in the margin interest expense is due to the maintenance of lower margin balances.

For the three months ended September 30, 2008, general and administrative expenses decreased to $110,000 from $150,000 for the three months ended September 30, 2007. The decrease is primarily attributable to the decrease in accounting related expenses.

Minority interest related to Justice Investors changed to a minority interest expense of $96,000 for the three months ended September 30, 2008 compared to a minority interest benefit $278,000 for the three months ended September 30, 2007. The change is due to the income generated from hotel operations of $241,000 for the three months ended September 30, 2008 compared to a loss incurred from hotel operations of $508,000 for the three months ended September 30, 2007.

The provision for income tax benefit decreased to $227,000 for the three months ended September 30, 2008 from $478,000 for the three months end September 30, 2007 primarily as the result of the lower pre-tax loss incurred during the three months ended September 30, 2008.


MARKETABLE SECURITIES AND OTHER INVESTMENTS

As of September 30, 2008 and June 30, 2008, the Company had investments in marketable equity securities of $1,874,000 and $2,958,000, respectively. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of September 30, 2008 and June 30, 2008.


   As of September 30, 2008:
                                                             % of Total
                                                              Investment
   Industry Group                      Fair Value             Securities
   --------------                      ------------           ----------

   Dairy products                       $   967,000               51.6%
   Basic materials                          368,000               19.7%
   Insurance, brokers and banks             222,000               11.8%
   Pharmaceuticals                          217,000               11.6%
   Other                                    100,000                5.3%
                                       ------------           ----------
                                       $  1,874,000              100.0%
                                       ============           ==========

   As of June 30, 2008:

                                                             % of Total
                                                              Investment
   Industry Group                      Fair Value             Securities
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
                                         ==========              ======

As of September 30, 2008, the Company's investment portfolio is diversified with 9 different equity positions. The portfolio contains three individual equity securities that are more than 5% of the equity value of the portfolio with the largest security being 51.6% of the value of the portfolio.
The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions.

The Company may also invest, with the approval of the Securities Investment Committee, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments, net of other than temporary impairment losses.

As of September 30, 2008 and June 30, 2008, the Company had net other investments of $2,366,000 and $2,489,000, respectively. During the three months ended September 30, 2008 and 2007, the Company made investments in corporate debt instruments of a public company in the basic materials sector totaling $300,000 and $65,000, respectively.

During the three months ended September 30, 2008 and 2007, the Company received common stock issued upon conversion or as payment of interest and penalties on convertible notes in this company. Through sales of this common stock, the Company was able to recover approximately $65,000 and $15,000 of its investments during the three ended September 30, 2008 and 2007, respectively. As of September 30, 2008, Portsmouth had $125,000 of this company's common stock included in its investment in marketable securities balance of $1,874,000.


LIQUIDITY AND SOURCES OF CAPITAL

The Company's cash flows are primarily generated from its Hotel operations. The Company also receives revenues generated from the investment of its cash and marketable securities and other investments. Since the operations of the Hotel were temporarily suspended on May 31, 2005, and significant amounts of money were expended to renovate and reposition the Hotel as a Hilton, Justice did not pay any partnership distributions until the end of March 2007. As a result, the Company had to depend more on the revenues generated from the investment of its cash and marketable securities during that transition period.

The Hotel started to generate cash flows from its operations in June 2006, which have continued to improve since that time. For the three months ended September 30, 2008, Justice paid a total of $850,000 in limited partnership distributions, of which the Company received $425,000. No limited partnership distributions were paid in three months ended September 30, 2007. The general partners expect to conduct regular reviews to set the amount of any future distributions that may be appropriate based on the results of operations of the Hotel and other factors, including establishment of reasonable reserves for debt payments and operating contingencies. The recent dramatic downturn in domestic and international economies and markets, and the prospect of a prolonged recession, are expected to have a negative impact on the operating results of the Hotel in fiscal 2009, which could reduce amounts available for limited partnership distributions.

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Prudential Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. As of September 30, 2008 the Prudential Loan balance was approximately $28,614,000.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the "Second Prudential Loan") in the principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is without recourse to the limited and general partners of Justice. As of September 30, 2008, the Second Prudential Loan balance was approximately $18,691,000.

The Partnership also obtained a new unsecured $3,000,000 revolving line of credit facility from UCB to be utilized by the Partnership to meet any emergency or extraordinary cash flow needs. The new line of credit facility matures on February 2, 2009 and the annual interest rate is based on an index selected by Justice at the time of advance, equal to the Wall Street Journal Prime Rate less 0.5%, or the LIBOR Rate plus 2%. As of September 30, 2008, there was a balance of $1,500,000 drawn by Justice under the new line of credit, with an annual interest rate at Prime less 0.5% (4.00% as of September 30, 2008). It is expected that the Partnership will attempt to renew or extend its line of credit facility with UCB or to obtain a replacement facility with another lending institution in the near future.

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


CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are most significant to the portrayal of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

Item 4T. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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


                                               PORTSMOUTH SQUARE, INC.
                                                     (Registrant)


Date:  November 11, 2008                   by /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date:  November 11, 2008                   by /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala,
                                              Vice President and Secretary


Date:  November 11, 2008                   by /s/ David Nguyen
                                              --------------------------
                                              David Nguyen, Treasurer
                                             (Principal Financial Officer)