Form 10-Q
period 2009-12-31
PORTSMOUTH SQUARE INC
filed 2010-02-12
CIK 79661

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                 FORM 10-Q

 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

                                     INDEX

                             PORTSMOUTH SQUARE, INC.


PART I. FINANCIAL INFORMATION                                            PAGE

Item 1. Condensed Consolidated Financial Statements

 Condensed Consolidated Balance Sheets
  As of December 31, 2009 and June 30, 2009 (Unaudited)                    3

 Condensed Consolidated Statements of Operations (Unaudited)
  For the Three Months ended December 31, 2009 and 2008                    4

 Condensed Consolidated Statements of Operations (Unaudited)
  For the Six Months ended December 31, 2009 and 2008                      5

 Condensed Consolidated Statements of Cash Flows (Unaudited)
  For the Six Months ended December 31, 2009 and 2008                      6

 Notes to Condensed Consolidated Financial Statements (Unaudited)          7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               18

Item 4T. Controls and Procedures                                          28


PART II. OTHER INFORMATION

Item 6. Exhibits                                                          28


SIGNATURES                                                                29

                                    PART 1
                              FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements


                               PORTSMOUTH SQUARE, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    December 31, 2009     June 30, 2009
                                                    -----------------     -------------
Assets
  Investment in hotel, net                              $ 35,637,000       $ 36,342,000
  Investment in real estate                                  973,000            973,000
  Investment in marketable securities                      2,704,000          5,987,000
  Other investments, net                                   2,460,000          2,409,000
  Cash and cash equivalents                                1,337,000            209,000
  Accounts receivable, net                                 1,338,000          1,271,000
  Other assets, net                                        2,070,000          1,684,000
  Deferred tax asset                                       4,320,000          3,709,000
                                                        ------------       ------------
Total assets                                            $ 50,839,000       $ 52,584,000
                                                        ============       ============

Liabilities and Shareholders' Equity (Deficit)

Liabilities
  Accounts payable and other liabilities                $  9,372,000       $  8,531,000
  Due to securities broker                                         -          1,514,000
  Obligations for securities sold                            441,000            699,000
  Line of Credit                                           2,500,000          1,811,000
  Mortgage notes payable                                  46,379,000         46,757,000
                                                        ------------       ------------
Total liabilities                                         58,692,000         59,312,000
                                                        ------------       ------------
Commitments and contingencies

Shareholders' equity (deficit):
  Common stock, no par value; 750,000 authorized shares;
   734,183 shares issued and outstanding                   2,092,000          2,092,000
  Additional paid-in capital                                 916,000            916,000
  Accumulated deficit                                     (2,040,000)        (1,140,000)
                                                        ------------       ------------
Total Portsmouth shareholders' equity                        968,000          1,868,000
Noncontrolling interest                                   (8,821,000)        (8,596,000)
                                                        ------------       ------------
Total shareholders' deficit                               (7,853,000)        (6,728,000)
                                                        ------------       ------------
Total liabilities and shareholders' equity (deficit)    $ 50,839,000       $ 52,584,000
                                                        ============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             PORTSMOUTH SQUARE, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

For the three months ended December 31,              2009           2008
                                                  ----------     ----------

Revenue - hotel                                  $ 8,368,000    $ 8,644,000
                                                  ----------     ----------
Costs and operating expenses
 Hotel operating expenses                         (6,543,000)    (7,277,000)
 Depreciation and amortization expense            (1,199,000)    (1,120,000)
 Loss on termination of garage lease                       -       (684,000)
 General and administrative expense                 (150,000)      (162,000)
                                                  ----------     ----------
Total costs and operating expenses                (7,892,000)    (9,243,000)
                                                  ----------     ----------

Income(loss) from operations                         476,000       (599,000)
                                                  ----------     ----------
Other income(expense)
 Interest expense                                   (729,000)      (724,000)
 Net gain(loss) on marketable securities             (18,000)       336,000
 Net unrealized gain on other investments             85,000              -
 Impairment loss on other investments               (334,000)             -
 Dividend and interest income                         20,000         18,000
 Trading and margin interest expense                 (85,000)       (52,000)
                                                  ----------     ----------
Net other expense                                 (1,061,000)      (422,000)
                                                  ----------     ----------

Loss before income taxes                            (585,000)    (1,021,000)
Income tax benefit                                   202,000        170,000
                                                  ----------     ----------
Net loss                                            (383,000)      (851,000)
Less: Net loss attributable to the
 noncontrolling interest                              87,000              -
                                                  ----------     ----------
Net loss attributable to Portsmouth                 (296,000)      (851,000)
                                                  ==========     ==========

Basic and diluted loss per share attributable
 to Portsmouth                                   $     (0.40)   $     (1.16)
                                                  ==========     ==========
Weighted average number of common shares
 Outstanding                                         734,183        734,183
                                                  ==========     ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             PORTSMOUTH SQUARE, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

For the six months ended December 31,                2009           2008
                                                  ----------     ----------

Revenue - hotel                                 $ 16,898,000   $ 17,943,000
                                                  ----------     ----------
Costs and operating expenses
 Hotel operating expenses                        (13,419,000)   (14,519,000)
 Depreciation and amortization expense            (2,331,000)    (2,217,000)
 Loss on termination of garage lease                       -       (684,000)
 General and administrative expense                 (274,000)      (272,000)
                                                  ----------     ----------
Total costs and operating expenses               (16,024,000)   (17,692,000)
                                                  ----------     ----------

Income from operations                               874,000        251,000
                                                  ----------     ----------
Other income(expense)
 Interest expense                                 (1,442,000)    (1,443,000)
 Net gain(loss) on marketable securities            (796,000)       120,000
 Net unrealized gain on other investments             85,000              -
 Impairment loss on other investments               (334,000)      (358,000)
 Dividend and interest income                         51,000         45,000
 Trading and margin interest expense                (173,000)      (107,000)
                                                  ----------     ----------
Net other expense                                 (2,609,000)    (1,743,000)
                                                  ----------     ----------

Loss before income taxes                          (1,735,000)    (1,492,000)
Income tax benefit                                   611,000        397,000
                                                  ----------     ----------
Net loss                                          (1,124,000)    (1,095,000)
Less: Net loss attributable to the
 noncontrolling interest                             224,000              -
                                                  ----------     ----------
Net loss attributable to Portsmouth                 (900,000)    (1,095,000)
                                                  ==========     ==========

Basic and diluted loss per share attributable
 to Portsmouth                                   $     (1.23)  $      (1.49)
                                                  ==========     ==========
Weighted average number of common shares
 Outstanding                                         734,183        734,183
                                                  ==========     ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          PORTSMOUTH SQUARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

For the six months ended December 31,                2009           2008
                                                  ----------     ----------
Cash flows from operating activities:
  Net loss                                       $(1,124,000)   $(1,095,000)
  Adjustments to reconcile net loss
   to net cash provided by operating activities:
    Net unrealized loss(gain) on marketable
     securities                                    2,826,000       (481,000)
    Net unrealized (gain) on other investments       (85,000)             -
    Impairment loss on other investments             334,000        358,000
    Depreciation and amortization                  2,331,000      2,217,000
    Loss on termination of garage lease                    -        684,000
    Changes in assets and liabilities:
      Investment in marketable securities            457,000        630,000
      Accounts receivable                            (67,000)      (160,000)
      Other assets                                  (386,000)      (222,000)
      Deferred tax asset                            (611,000)      (397,000)
      Accounts payable and other liabilities          341,000         (1,000)
      Due to securities broker                    (1,514,000)      (271,000)
      Obligations for securities sold               (258,000)              -
                                                  ----------     ----------
  Net cash provided by operating activities        2,244,000      1,262,000
                                                  ----------     ----------

Cash flows from investing activities:
  Capital expenditures for furniture, equipment
   and building improvements                        (926,000)      (657,000)
  Other investments                                 (300,000)      (435,000)
                                                  ----------     ----------
  Net cash used in investing activities           (1,226,000)    (1,092,000)
                                                  ----------     ----------

Cash flows from financing activities:

  Draw on line of credit                             689,000        243,000
  Principal payments on mortgage note payable       (378,000)      (358,000)
  Payment on other notes payable                    (201,000)             -
  Distributions to noncontrolling interest                 -       (425,000)
                                                  ----------     ----------
  Net cash provided by (used in)
       financing activities                          110,000       (540,000)
                                                  ----------     ----------
Net increase(decrease) in cash and cash
 equivalents                                       1,128,000       (370,000)

Cash and cash equivalents at the beginning
 of the period                                       209,000        485,000
                                                  ----------     ----------
Cash and cash equivalents at the end of the
 period                                          $ 1,337,000    $   115,000
                                                  ==========     ==========
Supplemental information:

Interest paid                                    $ 1,529,000     $ 1,452,000
                                                  ==========     ==========
Non cash investing and financing activities:
  Note payable on termination of garage lease    $         -    $  (727,000)
                                                  ==========     ==========
  Fixed assets acquired, net of liabilities,
   upon termination of garage lease              $         -    $    43,000
                                                  ==========     ==========
  Assets acquired through capital lease          $   700,000    $         -
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

As of December 31, 2009, Santa Fe Financial Corporation ("Santa Fe"), a public company, owns approximately 68.8% of the outstanding common shares of Portsmouth Square, Inc. ("Portsmouth" or the "Company"). Santa Fe is a 76%- owned subsidiary of The InterGroup Corporation ("InterGroup"), a public company. InterGroup also directly owns approximately 11.7% of the common stock of Portsmouth.

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

Basic loss per share is calculated based upon the weighted average number of common shares outstanding during each fiscal year. During the three and six months ended December 31, 2009 and 2008, the Company did not have any potentially dilutive securities outstanding.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-K for the year ended June 30, 2009.

The results of operations for the three and six months ended December 31, 2009 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2010.

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which was primarily codified into Accounting Standards Codification (ASC) Topic
105. This standard will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification was effective for interim or annual financial periods ended after September 15, 2009. The Company adopted ASC 105 beginning the quarter ended September 30, 2009. The adoption of ASC 105 did not have a material impact on our consolidated financial position, results of operations and cash flows. Additionally, the FASB now uses Accounting Standards Updates (ASU) to amend ASC.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which was primarily codified into ASC Topic 855. The Company adopted ASC Topic 855 which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For non-recognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, ASC Topic 855 requires an entity to disclose the date through which subsequent events have been evaluated. ASC Topic 855 is consistent with current practice and did not have any impact on the Company's consolidated financial statements. Subsequent events were evaluated through the date the condensed and consolidated financial statements were issued, which was February 12, 2010.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements-an amendment of ARB No. 51" which was primarily codified into ASC Topic 810, "Consolidation." ASC Topic 810 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. This standard also establishes reporting requirements that provide disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC Topic 810 required retrospective adoption of the presentation and disclosure requirements for previously existing minority
interests. All other requirements are to be applied prospectively.   This
standard is effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions beginning July 1, 2009. Prior to adopting this standard, the Company absorbed 100% of the net loss and accumulated deficit of Justice Investors as of June 30, 2009. Effective July 1, 2009 under ASC Topic 810, losses attributable to the parent and the noncontrolling interest in a subsidiary shall be attributed to those respective interests. That is, the noncontrolling interest shall continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. As a result, upon adoption, the Company recalculated the accumulated deficit pertaining to noncontrolling interest totaling $8,596,000 as of June 30, 2009 and reclassified such amount as a separate component of the shareholders' equity (deficit). However, the losses attributed to the noncontrolling interest were not adjusted in the consolidated statement of operations the three and six months ended December 31, 2008. See Note 10.

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


NOTE 2 - INVESTMENT IN HOTEL, NET

Property and equipment consisted of the following:

                                             Accumulated        Net Book
As of December 31, 2009     Cost            Depreciation         Value
                          ------------       ------------     ------------
Land                      $  1,124,000       $          -     $  1,124,000
Furniture and equipment     18,071,000        (12,915,000)       5,156,000
Building and improvements   46,278,000        (16,921,000)      29,357,000
                          ------------       ------------     ------------
                          $ 65,473,000       $(29,836,000)    $ 35,637,000
                          ============       ============     ============

                                             Accumulated        Net Book
As of June 30, 2009           Cost           Depreciation         Value
                          ------------       ------------     ------------
Land                      $  1,124,000       $          -     $  1,124,000
Furniture and equipment     16,939,000        (11,262,000)       5,677,000
Building and improvements   45,693,000        (16,152,000)      29,541,000
                          ------------       ------------     ------------
                          $ 63,756,000       $(27,414,000)    $ 36,342,000
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

At December 31, 2009, all of the Company's marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings.

Trading securities are summarized as follows:


                              Gross            Gross             Net            Fair
Investment     Cost       Unrealized Gain  Unrealized Loss  Unrealized Gain     Value
----------  -----------   ---------------  ---------------  ---------------  ------------
As of December 31, 2009

Corporate
Equities    $ 2,377,000    $  584,000      ($ 257,000)        $ 327,000     $ 2,704,000


As of June 30, 2009

Corporate
Equities    $ 2,896,000    $  3,442,000    ($ 351,000)        $ 3,091,000    $ 5,987,000


As of December 31, 2009 and June 30, 2009, the Company had unrealized losses of $251,000 and $137,000, respectively, related to securities held for over one year.

Net gain(loss) on marketable securities on the statement of operations is comprised of realized and unrealized gains(losses). Below is the composition of the net gain(loss) for the three and six months ended December 31, 2009 and 2008, respectively.


For the three months ended December 31,                     2009             2008
                                                         -----------      -----------
Realized gain(loss) on marketable securities             $ 2,107,000      $   (78,000)
Unrealized gain(loss) on marketable securities            (2,125,000)         414,000
                                                         -----------      -----------
Net gain(loss) on marketable securities                  $   (18,000)     $   336,000
                                                         ===========      ===========


For the six months ended December 31,                        2009             2008
                                                         -----------      -----------

Realized gain(loss) on marketable securities             $ 2,114,000      $  (361,000)
Unrealized gain(loss) on marketable securities            (2,910,000)         481,000
                                                         -----------      -----------
Net gain(loss) on marketable securities                  $  (796,000)     $   120,000
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

As of December 31, 2009 and June 30, 2009, the Company had net other investments of $2,460,000 and $2,409,000, respectively, which consist of the following:

            Type                      December 31, 2009     June 30, 2009
   ---------------------------        ------------------  ----------------
   Private equity hedge fund           $       1,675,000  $      2,009,000
   Corporate debt instruments                    634,000           400,000
   Warrants                                      151,000                 -
                                       -----------------  ----------------
                                       $       2,460,000  $      2,409,000
                                       =================  ================

During the three months ended December 31, 2009 and 2008, the Company recorded impairment losses on other investments of $334,000 and $0, respectively. During the six months ended December 31, 2009 and 2008, the Company recorded impairment losses on other investments of $334,000 and $358,000, respectively.

As of December 31, 2009, the Company had investments in corporate debt and equity instruments which had attached warrants that were considered derivative instruments. These warrants have an allocated cost basis of $66,000 and a fair market value of $151,000. The unrealized gain of $85,000 related to these warrants was included in the Company's consolidated statement of operations.

Derivative financial instruments, as defined in ASC 815-10-15-83 Derivatives and Hedging (pre-Codification FAS No. 133 Accounting for Derivative Financial Instruments and Hedging Activities ), consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value on the Company's consolidated balance sheet with the related unrealized gain or loss recorded in the Company's consolidated statement of operations. The Company used the Black-Scholes option valuation model to estimate the fair value these instruments which requires management to make significant assumptions including trading volatility, estimated terms, and risk free rates. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based models are highly volatile and sensitive to changes in the trading market price of the underlying common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company's consolidated statement of operations will reflect the volatility in these estimate and assumption changes.


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

Level 3: Unobservable inputs that reflect the reporting entity's own assumptions

The assets measured at fair value on a recurring basis as of December 31, 2009 are as follows:


Assets:                                 Level 1      Level 2        Level 3      December 31, 2009
-----------                            ---------    ---------      ---------     ------------------
Cash                                  $1,337,000   $       -              -        $  1,337,000
Investment in marketable securities    2,704,000           -              -           2,704,000
Other investments - warrants                         151,000              -             151,000
                                       ---------    ---------      ---------          ---------
                                      $4,041,000   $ 151,000              -        $  4,192,000
                                       =========    =========      =========          =========

The fair values of investments in marketable securities are determined by the most recently traded price of each security at the balance sheet date. The fair value of the warrants was determined based upon a Black-Scholes option valuation model.

Financial assets that are measured at fair value on a non-recurring basis and are not included in the tables above include "Other investments in non-marketable securities," that were initially measured at cost and have been written down to fair value as a result of impairment. The following table shows the fair value hierarchy for these assets measured at fair value on a non-recurring basis as of December 31, 2009:


                                                                                          Gain(loss) for the
                                                                                          six months ended
Assets:                           Level 1    Level 2      Level 3    December 31, 2009    December 31, 2009
-----------                      ---------  ---------    ---------   ------------------   ------------------
Other non-marketable investments        -          -     $2,460,000     $2,460,000             $(334,000)


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


NOTE 6 - TERMINATION OF GARAGE LEASE

Effective October 1, 2008, Justice and Evon entered into an Installment Sale Agreement whereby Justice purchased all of Evon's right title and interest in the remaining term of its lease of the parking garage, which was to expire on November 30, 2010, and other related assets. Justice also agreed to assume Evon's contract with Ace Parking for the management of the garage and any other liabilities related to the operation of the garage commencing October 1, 2008. The purchase price for the garage lease and related assets was approximately $755,000, payable in one down payment of approximately $28,000 and 26 equal monthly installments of approximately $29,000, which includes interest at the rate of 2.4% per annum. Future installment payments as of December 31, 2009 are as follows:

       For the year ending June 30,

                  2010      174,000
                  2011      144,000
                           --------
                   Total   $318,000
                           ========

As of December 31, 2009, the present value of the liability of $318,000 was included in the accounts payable and other liabilities balance of $9,372,000 on the Company's condensed consolidated balance sheet.


NOTE 7 - LINE OF CREDIT

The Partnership has a $2,500,000 unsecured revolving line of credit facility with a bank that was to mature on February 2, 2010. On January 13, 2010, the Partnership received an extension of the maturity date from the bank to April
30, 2010.   Borrowings under the line of credit bear interest at Prime plus
3.0% per annum or based on the Wall Street Journal Prime Rate (3.25%) plus 3.0% per annum, floating, (but subject to a minimum floor rate at 5.0% per annum). The interest rate at December 31, 2009 was 6.25%. The outstanding balance on the line of credit was $2,500,000 and $1,811,000 as of December 31, 2009 and June 30, 2009, respectively. Borrowings under the line of credit are subject to certain financial covenants, which are measured annually at June 30th and December 31st based on the credit arrangement. The Partnership was not in compliance with the financial covenants as of December 31, 2009, but is working with the bank on a waiver of such non-compliance as well as a longer term extension.

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

Information below represents reporting segments for the three and six months ended December 31, 2009 and 2008, respectively. Operating income(loss) from Hotel operations consists of the operation of the hotel and operation of the garage. Operating income(loss) for investment transactions consist of net investment gain (loss) and dividend and interest income.


As of and for the
Three months ended                Hotel       Investment
December 31, 2009               Operations   Transactions      Other          Total
                                -----------  ------------   -----------   ------------
Revenues                        $ 8,368,000   $         -   $         -   $  8,368,000
Expenses                         (7,742,000)            -      (150,000)    (7,892,000)
                                -----------   -----------   -----------   ------------
Income(loss)from operations         626,000             -      (150,000)       476,000
Interest expense                   (729,000)            -             -       (729,000)
Net loss from investments                 -      (332,000)            -       (332,000)
Income tax benefit                        -             -       202,000        202,000
                                -----------   -----------   -----------   ------------
Net income(loss)                $  (103,000)  $  (332,000)  $    52,000   $   (383,000)
                                ===========   ===========   ===========   ============
Total Assets                    $35,637,000   $ 5,164,000   $10,038,000   $ 50,839,000
                                ===========   ===========   ===========   ============


As of and for the
Three months ended                Hotel       Investment
December 31, 2008               Operations   Transactions      Other          Total
                                -----------  ------------   -----------   ------------

Revenues                        $ 8,644,000   $         -   $         -   $  8,644,000
Expenses                         (9,081,000)            -      (162,000)    (9,243,000)
                                -----------   -----------   -----------   ------------
Loss from operations               (437,000)            -     (162,000)       (599,000)
Interest expense                   (724,000)            -            -        (724,000)
Net income from investments               -       302,000            -         302,000
Income tax benefit                        -             -       170,000        170,000
                                -----------   -----------   -----------   ------------
Net income(loss)                $(1,161,000)  $   302,000   $     8,000   $   (851,000)
                                ===========   ===========   ===========   ============
Total Assets                    $41,349,000   $ 5,375,000   $12,179,000   $ 58,903,000
                                ===========   ===========   ===========   ============


As of and for the
six months ended                  Hotel       Investment
December 31, 2009               Operations   Transactions      Other          Total
                                -----------  ------------   -----------   ------------
Revenues                        $16,898,000   $         -   $         -   $ 16,898,000
Expenses                        (15,750,000)            -      (274,000)   (16,024,000)
                                -----------   -----------   -----------   ------------
Income(loss)from operations       1,148,000             -      (274,000)       874,000
Interest expense                 (1,442,000)            -             -     (1,442,000)
Net loss from investments                 -    (1,167,000)            -     (1,167,000)
Income tax benefit                        -             -       611,000        611,000
                                -----------   -----------   -----------   ------------
Net income(loss)                $  (294,000)  $(1,167,000)  $   337,000   $ (1,124,000)
                                ===========   ===========   ===========   ============
 Total Assets                   $35,637,000   $ 5,164,000   $ 10,038,000   $50,839,000
                                ===========   ===========   ===========   ============


As of and for the
six months ended                  Hotel       Investment
December 31, 2008               Operations   Transactions      Other          Total
                                -----------  ------------   -----------   ------------

Revenues                        $ 17,943,000   $        -  $          -    $17,943,000
Expenses                         (17,420,000)           -      (272,000)   (17,692,000)
                                -----------   -----------   -----------   ------------
Income(loss)from operations         523,000             -      (272,000)       251,000
Interest expense                 (1,443,000)            -             -     (1,443,000)
Net loss from investments                 -      (300,000)            -       (300,000)
Income tax benefit                        -             -       397,000        397,000
                                -----------   -----------   -----------   ------------
Net income(loss)                $  (920,000)   $ (300,000)  $   125,000   $ (1,095,000)
                                ===========   ===========   ===========   ============
 Total Assets                   $41,349,000   $ 5,375,000   $12,179,000   $ 58,903,000
                                ===========   ===========   ===========   ============

NOTE 9 - RELATED PARTY TRANSACTIONS

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated among the Company, the Company's parent, Santa Fe and InterGroup, the parent of Santa Fe, based on management's estimate of the pro rata utilization of resources. For the three months ended December 31, 2009 and 2008, these expenses were approximately $18,000 for each respective period. For the six months ended December 31, 2009 and 2008, these expenses were approximately $36,000 for each respective period.

Four of the Company's Directors serve as directors of InterGroup and three of the Company's Directors serve as directors of Santa Fe.

Evon, a general partner of Justice, was the lessee of the parking garage until September 30, 2008. Under the terms of the lease agreement, Evon paid the Partnership rent of $399,000 for the six months ended December 31, 2008. As discussed in Note 6, Justice and Evon entered into an installment sale agreement whereby Justice purchased the remaining term of the lease agreement and related assets for a total of approximately $755,000.

During the three and six months ended December 31, 2009, the Company received management fees from Justice Investors totaling $72,000 and $151,000, respectively. These amounts were eliminated in consolidation.

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


NOTE 10 - PROFORMA DISCLOSURE UPON ADOPTION OF ASC 810-10 ("CONSOLIDATION")

As discussed in Note 1, the Company adopted ASC Topic No. 810-10, "Consolidation," effective July 1, 2009, which requires a retrospective adoption of the presentation and disclosure of previously existing minority interest. Prior to the adoption of ASC Topic No. 810-10, the Company absorbed 100% of the net loss and accumulated deficit of Justice Investors as of June 30, 2009. Hence, the minority interest in Justice as of June 30, 2009 and for each of the three quarters ended June 30, 2009 were $0. For purposes of presentation, the deficit noncontrolling interest was reclassified in the consolidated balance sheet as of June 30, 2009. However, the losses attributed to the noncontrolling interest were not adjusted in the consolidated statement of operations for the three months ended September 30, 2008, and for the three and six months ended December 31, 2008.

Below are the pro-forma consolidated net losses of the Company for the three months ended September 30, 2008, and for the three and six months ended December 31, 2008, assuming ASC Topic 810-10 had been adopted in those periods.


                                                      Proforma              Proforma             Proforma
                                                 Three Months Ended    Three Months Ended    Six Months Ended
                                                 September 30, 2008    December 31, 2008     December 31, 2008
                                                 ------------------    -----------------     -----------------
Net loss                                          $     (244,000)       $     (851,000)       $   (1,095,000)
Less: net loss (income) attributable to the
noncontrolling interest                                  (96,000)              608,000               512,000
                                                  --------------        --------------        --------------
Net Loss attributable to Portsmouth               $     (340,000)       $     (243,000)       $     (583,000)
                                                  ==============        ==============        ==============

Basic and diluted loss per share
attributable to Portsmouth                        $        (0.46)       $        (0.33)       $        (0.79)
                                                  ==============        ==============        ==============

Below are the consolidated net losses as reported in the consolidated financial statements for the three months ended September 30, 2008, and for the three and six months ended December 31, 2008:


                                                 Three Months Ended    Three Months Ended    Six Months Ended
                                                 September 30, 2008    December 31, 2008     December 31, 2008
                                                 ------------------    -----------------     -----------------
Net loss                                          $     (244,000)       $     (851,000)       $   (1,095,000)
Less: net loss attributable to the
noncontrolling interest                                        -                     -                     -
                                                  --------------        --------------        --------------
Net Loss attributable to Portsmouth               $     (244,000)       $     (851,000)       $   (1,095,000)
                                                  ==============        ==============        ==============

Basic and diluted loss per share
attributable to Portsmouth                        $        (0.33)       $        (1.16)       $        (1.49)
                                                  ==============        ==============        ==============

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

Three Months Ended December 31, 2009 Compared to Three Months
Ended December 31, 2008

The Company had a net loss of $383,000 for the three months ended December 31, 2009 compared to a net loss of $851,000 for the three months ended December 31, 2008. The decrease in the net loss is primarily attributable to the decrease in the net loss from hotel operations partially offset by the loss from investing activities.

During the three months ended December 31, 2009, the Company had a loss on hotel operations of $103,000 compared to a loss of $1,161,000 for the three months ended December 31, 2008. The significant reduction in that loss was primarily attributable to a reduction in hotel operating expenses as a percentage of hotel revenues in the current period and a one-time loss related to the termination of the hotel garage lease in the amount of $684,000 which was incurred in the three months ended December 31, 2008.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended December 31, 2009 and 2008.


For the three months ended December 31,                         2009            2008
                                                             ----------      ----------
Hotel revenues:
 Hotel rooms                                                $ 6,474,000    $  6,612,000
 Food and beverage                                            1,118,000       1,268,000
 Garage                                                         598,000         571,000
 Other                                                          178,000         193,000
                                                             ----------      ----------
  Total hotel revenues                                        8,368,000       8,644,000

Operating expenses, excluding loss on termination of
 garage lease, interest, depreciation and amortization       (6,543,000)     (7,277,000)
                                                             ----------      ----------
Operating income before loss on termination of garage lease,
  interest, depreciation and amortization                     1,825,000       1,367,000
Loss on termination of garage lease                                   -        (684,000)
Interest expense                                               (729,000)       (724,000)
Depreciation and amortization expense                        (1,199,000)     (1,120,000)
                                                             ----------      ----------
Loss from hotel operations                                  $  (103,000)    $(1,161,000)
                                                             ==========      ==========

For the three months ended December 31, 2009, the Hotel generated operating income of approximately $1,825,000, before interest, depreciation and amortization, on operating revenues of approximately $8,368,000 compared to operating income of approximately $1,367,000 before the loss on termination of garage lease, interest, depreciation and amortization, on operating revenues of approximately $8,644,000 for the three months ended December 31, 2008. The increase in Hotel operating income is primarily attributable to a significant decline in operating expenses and an increase in garage revenues, partially offset by a decrease in room and food and beverage revenues.

Room revenues decreased by approximately $138,000 for the three months ended December 31, 2009 when compared to the three months ended December 31, 2008 and food and beverage revenues decreased by approximately $150,000 for the same period. The decrease in room revenues was primarily attributable to a decline in average daily room rates as hotels in the San Francisco market continue to reduce room rates in an effort to maintain occupancy levels in a very competitive market as economic conditions continue to be very challenging. Many hotels have been forced to adopt this strategy due to a severe reduction in higher rated corporate and group business travel, which has been replaced by discounted business from Internet channels. The decrease in food and beverage revenues is primarily attributable to decline in banquet and catering business as companies continue with cuts in business travel, corporate meetings and events.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the three months ended December 31, 2009 and 2008.

Three Months Ended         Average           Average
  December 31,            Daily Rate        Occupancy%         RevPar
-----------------         ----------        ---------         --------
      2009                   $149              87%              $129
      2008                   $167              79%              $132

The operations of the Hotel continued to be impacted by the significant downturn in the domestic and international economies and markets. The Hotel's average daily room rate was approximately $18 lower for the three months ended December 31, 2009 compared to the three months ended December 31, 2008. However, due to increased sales and marketing efforts in the face of difficult economic conditions and greater competition, the Hotel was able to boost occupancy rates by approximately 10% over the comparable period. As a result, the Hotel was able to achieve a RevPar number that was near the top of its competitive set.

Management has also continued to focus on ways to improve efficiencies and reduce operating costs and other expenses in its efforts to stabilize and maintain operating income of the Hotel. As a result, operating expenses excluding loss on termination of garage lease, interest, depreciation and amortization for the three months ended December 31, 2009 decreased by approximately $734,000 from the three months ended December 31, 2008, despite the Hotel maintaining higher occupancy levels. Management will continue to explore new and innovative ways to improve operations and enhance the guest experience.

The Company had a net loss on marketable securities of $18,000 for the three months ended December 31, 2009 compared to a net gain on marketable securities of $336,000 for the three months ended December 31, 2008. For the three months ended December 31, 2009, the Company had a net realized gain of $2,107,000 and a net unrealized loss of $2,125,000. For the three months ended December 31, 2008, the Company had a net realized loss of $78,000 and a net unrealized gain of $414,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities see the Marketable Securities section below.

The Company may also invest, with the approval of the Securities Investment Committee, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments, net of other than temporary impairment losses. As of December 31, 2009, the Company had net other investments of $2,460,000. Included in other investments are investments in corporate debt and equity instruments which had attached warrants that were considered derivative instruments. The Company recorded an unrealized gain of $85,000 related to these warrants during the three months ended December 31, 2009. During the three months ended December 31, 2009 and 2008, the Company performed an impairment analysis of its other investments and determined that its investments had other than temporary impairments and recorded impairment losses of $334,000 and $0, respectively.

Margin interest and trading expenses increased to $85,000 for the three months ended December 31, 2009 from $52,000 for the three months ended December 31, 2008 primarily as the result of the increase in margin interest expense related to the increase in the use of margin.

The provision for income tax benefit as a percentage of the loss before taxes was significantly lower for the three months ended December 31, 2008 as compared to the three months ended December 31, 2009 primarily as the result of the Company having to recognize 100% of the net loss from the hotel operations for financial statement purposes for the three months ended December 31, 2008, however, for tax purposes, the Company is only allowed to record an income tax benefit related to 50%(the Company's ownership percentage) of the net loss from hotel operations.


Six Months Ended December 31, 2009 Compared to Six Months
Ended December 31, 2008

The Company had a net loss of $1,124,000 for the six months ended December 31, 2009 compared to a net loss of $1,095,000 for the six months ended December 31, 2008. The increase in the net loss is primarily attributable to the increase the loss from investing activities partially offset by the significant decrease in the net loss from hotel operations.

During the six months ended December 31, 2009, the Company had a loss on hotel operations of $294,000 compared to a loss of $920,000 for the six months ended December 31, 2008. The reduction in that loss was primarily attributable to a one-time loss related to the termination of the hotel garage lease in the amount of $684,000 was incurred in the three months ended December 31, 2008.

The following table sets forth a more detailed presentation of Hotel operations for the six months ended December 31, 2009 and 2008.


For the six months ended December 31,                           2009            2008
                                                             ----------      ----------
Hotel revenues:
 Hotel rooms                                               $ 13,206,000    $ 14,200,000
 Food and beverage                                            2,069,000       2,527,000
 Garage                                                       1,266,000         970,000
 Other                                                          357,000         246,000
                                                             ----------      ----------
  Total hotel revenues                                       16,898,000      17,943,000

Operating expenses, excluding loss on termination of
 garage lease, interest, depreciation and amortization      (13,419,000)    (14,519,000)
                                                             ----------      ----------
Operating income before loss on termination of garage lease,
  interest, depreciation and amortization                     3,479,000       3,424,000
Loss on termination of garage lease                                   -        (684,000)
Interest expense                                             (1,442,000)     (1,443,000)
Depreciation and amortization expense                        (2,331,000)     (2,217,000)
                                                             ----------      ----------
Loss from hotel operations                                  $  (294,000)    $  (920,000)
                                                             ==========      ==========

For the six months ended December 31, 2009, the Hotel generated operating income of approximately $3,479,000 before interest, depreciation and amortization, on operating revenues of approximately $16,898,000 compared to operating income of approximately $3,424,000 before the loss on termination of garage lease, interest, depreciation and amortization, on operating revenues of approximately $17,943,000 for the six months ended December 31, 2008. The increase in Hotel operating income is primarily attributable to a significant decline in operating expenses and an increase in garage revenues resulting from the termination of the garage lease in October 2008 and integration of those operations into those of the Hotel, partially offset by a decrease in room and food and beverage revenues.

Room revenues decreased by approximately $994,000 for the six months ended December 31, 2009 when compared to the six months ended December 31, 2008 and food and beverage revenues decreased by approximately $458,000 for the same period. The decrease in room revenues was primarily attributable to a decline in average daily room rates as hotels in the San Francisco market continue to reduce room rates in an effort to maintain occupancy levels in a very competitive market as economic conditions continue to be very challenging. Many hotels have been forced to adopt this strategy due to a severe reduction in higher rated corporate and group business travel, which has been replaced by discounted business from Internet channels. The decrease in food and beverage revenues is primarily attributable to decline in banquet and catering business as companies continue with cuts in business travel, corporate meetings and events.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the six months ended December 31, 2009 and 2008.

 Six Months Ended          Average           Average
   December 31,           Daily Rate        Occupancy%         RevPar
-----------------         ----------        ---------         --------
      2009                   $148              89%              $132
      2008                   $177              80%              $142

The operations of the Hotel continued to be impacted by the significant downturn in the domestic and international economies and markets. Room rates continue to be the toughest challenge as the Hotel's average daily room rate was approximately $29 lower for the six months ended December 31, 2009 compared to the six months ended December 31, 2008. However, due to increased sales and marketing efforts in the face of difficult economic conditions and greater competition, the Hotel was able to boost occupancy rates by approximately 10% over the comparable period. As a result, the Hotel was able to achieve a RevPar number that was near the top of its competitive set.

Management has continued to focus on ways to improve efficiencies and reduce operating costs and other expenses in its efforts to stabilize and maintain operating income of the Hotel. As a result, operating expenses excluding loss on termination of garage lease, interest, depreciation and amortization for the six months ended December 31, 2009 decreased by approximately $1,100,000 from the six months ended December 31, 2008, despite the Hotel maintaining higher occupancy levels. Management will continue to explore new and innovative ways to improve operations and enhance the guest experience.

The Company had a net loss on marketable securities of $796,000 for the six months ended December 31, 2009 compared to a net gain on marketable securities of $120,000 for the six months ended December 31, 2008. For the six months ended December 31, 2009, the Company had a net realized gain of $2,114,000 and a net unrealized loss of $2,910,000. For the six months ended December 31, 2008, the Company had a net realized loss of $361,000 and a net unrealized gain of $481,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities see the Marketable Securities section below.

The Company may also invest, with the approval of the Securities Investment Committee, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments, net of other than temporary impairment losses. As of December 31, 2009, the Company had net other investments of $2,309,000. Included in other investments are investments in corporate debt and equity instruments which had attached warrants that were considered derivative instruments. The Company recorded an unrealized gain of $85,000 related to these warrants during the six months ended December 31, 2009. During the six months ended December 31, 2009 and 2008, the Company performed an impairment analysis of its other investments and determined that its investments had other than temporary impairments and recorded impairment losses of $334,000 and $358,000, respectively.

Margin interest and trading expenses increased to $173,000 for the six months ended December 31, 2009 from $107,000 for the six months ended December 31, 2008 primarily as the result of the increase in margin interest expense related to the increase in the use of margin.

The provision for income tax benefit as a percentage of the loss before taxes was significantly lower for the six months ended December 31, 2008 as compared to the six months ended December 31, 2009 primarily as the result of the Company having to recognize 100% of the net loss from the hotel operations for financial statement purposes for the six months ended December 31, 2008, however, for tax purposes, the Company is only allowed to record an income tax benefit related to 50%(the Company's ownership percentage) of the net loss from hotel operations.


MARKETABLE SECURITIES AND OTHER INVESTMENTS

As of December 31, 2009 and June 30, 2008, the Company had investments in marketable equity securities of $2,704,000 and $5,987,000, respectively. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as December 31, 2009 and June 30, 2009.

   As of December 31, 2009:
                                                             % of Total
                                                              Investment
   Industry Group                      Fair Value             Securities
   --------------                      ------------           ----------
   REITs                                    949,000               35.1%
   Investment funds                         605,000               22.4%
   Financial services                       435,000               16.1%
   Technology and telecom                   136,000                5.0%
   Other                                    579,000               21.4%
                                       ------------           ----------
                                       $  2,704,000              100.0%
                                       ============           ==========

   As of June 30, 2009:
                                                             % of Total
                                                              Investment
   Industry Group                      Fair Value             Securities
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
                                         ==========              ======

As of December 31, 2009, the Company's investment portfolio is diversified with 30 different equity positions. The portfolio contains four individual equity securities that are more than 5% of the equity value of the portfolio with the largest security being 19.6% of the value of the portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions.

The Company may also invest, with the approval of the Securities Investment Committee, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments, net of other than temporary impairment losses.

As of December 31, 2009 and June 30, 2009, the Company had net other investments of $2,460,000 and $2,409,000, respectively. As of December 31, 2009, the Company had a net other investment in a public company in a basic materials sector totaling $433,000. As of December 31, 2009, the Company holds notes and convertible notes of this company totaling approximately $3,673,000 which includes $2,618,000 of principal and $1,055,000 of accrued interest and penalties.


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

The Hotel started to generate cash flows from its operations in June 2006. For the six months ended September 30, 2008, Justice paid a total of $850,000 in limited partnership distributions, of which the Company received $425,000. Following the payment of those distributions, the San Francisco hotel market began to feel the full impact of the significant downturn in domestic and international economies that continued throughout fiscal 2009 and into fiscal 2010. As a result, no partnership distributions were paid for the six months ended December 31, 2009. Since no significant improvement in economic conditions is expected in the lodging industry until sometime during the second half of calendar 2010, no limited partnership distributions are anticipated in the foreseeable future. The general partners will continue to monitor and review the operations and financial results of the Hotel and to set the amount of any future distributions that may be appropriate based on operating results, cash flows and other factors, including establishment of reasonable reserves for debt payments and operating contingencies.

The new Justice Compensation Agreement that became effective on December 1, 2008, when Portsmouth assumed the role of managing general partner of Justice, has provided additional cash flows to the Company. Under the new Compensation Agreement, Portsmouth is now entitled to 80% of the minimum base fee to be paid to the general partners of $285,000, while under the prior agreement, Portsmouth was entitled to receive only 20% of the minimum base fee. As a result, total general partner fees paid to Portsmouth for the three months ended December 31, 2009 increased to $151,000, compared to $97,000 for the three months ended December 31, 2008.

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with

The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. The principal balance of the Prudential Loan was $27,986,000 as of December 31, 2009.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the "Second Prudential Loan") in a principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice. The principal balance of the Second Prudential Loan was $18,393,000 as of December 31, 2009.

Justice also has a $2,500,000 unsecured revolving line of credit facility from EastWest Bank (formerly United Commercial Bank) that can be used for short term business requirements. The line of credit was to mature on February 2, 2010, but the Partnership received an extension of the maturity date to April 30, 2010. Borrowings bear interest at an annual interest rate based on the Wall Street Journal Prime Rate plus 3%, floating, with an interest rate floor of 5%. As of December 31, 2009, there was a balance of approximately $2,500,000 drawn by Justice under the line of credit facility, with an annual interest rate of 6.25% (Prime at 3.25% as of December 31, 2009, plus 3%). The Partnership was not in compliance with the financial covenants of its line of credit as of December 31, 2009, but is working with the bank on a waiver of such non-compliance as well as a longer term extension.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company's material financial obligations.


                                    Total        Year 1       Year 2       Year 3       Year 4       Year 5      Thereafter
                                 -----------   ----------   ----------   ----------   ----------   ----------   -----------
Mortgage notes payable           $46,379,000   $  389,000   $  811,000   $  858,000   $  907,000   $  959,000   $42,455,000
Line of credit                     2,500,000    2,500,000            -            -            -            -             -
Other notes payable                  383,000      204,000      179,000            -            -            -             -
Leases                               999,000      216,000      430,000      201,000      126,000       26,000             -
                                  ----------    ---------    ---------    ---------    ---------    ---------    ----------
Total                            $50,261,000   $3,309,000   $1,420,000   $1,059,000   $1,033,000   $  985,000   $42,455,000
                                  ----------    ---------    ---------    ---------    ---------    ---------    ----------

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


                                               PORTSMOUTH SQUARE, INC.
                                                     (Registrant)


Date:  February 12, 2010                   by /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date:  February 12, 2010                   by /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala,
                                              Vice President and Secretary


Date:  February 12, 2010                   by /s/ David T. Nguyen
                                              --------------------------
                                              David Nguyen, Treasurer
                                             (Principal Financial Officer)