Form 10-Q
period 2010-03-31
PORTSMOUTH SQUARE INC
filed 2010-05-13
CIK 79661

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                 FORM 10-Q

 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

                                     INDEX

                             PORTSMOUTH SQUARE, INC.


PART I. FINANCIAL INFORMATION                                            PAGE

Item 1. Condensed Consolidated Financial Statements

 Condensed Consolidated Balance Sheets
  As of March 31, 2010 and June 30, 2009 (Unaudited)                       3

 Condensed Consolidated Statements of Operations (Unaudited)
  For the Three Months ended March 31, 2010 and 2009                       4

 Condensed Consolidated Statements of Operations (Unaudited)
  For the Nine Months ended March 31, 2010 and 2009                        5

 Condensed Consolidated Statements of Cash Flows (Unaudited)
  For the Nine Months ended March 31, 2010 and 2009                        6

 Notes to Condensed Consolidated Financial Statements (Unaudited)          7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               18

Item 4T. Controls and Procedures                                          28


PART II. OTHER INFORMATION

Item 6. Exhibits                                                          28


SIGNATURES                                                                29

                                      PART 1
                              FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

                             PORTSMOUTH SQUARE, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      March 31, 2010      June 30, 2009
                                                    -----------------     -------------
Assets
  Investment in hotel, net                              $ 34,797,000       $ 36,342,000
  Investment in real estate                                  973,000            973,000
  Investment in marketable securities                      4,783,000          5,987,000
  Other investments, net                                   2,600,000          2,409,000
  Cash and cash equivalents                                1,257,000            209,000
  Accounts receivable, net                                   977,000          1,271,000
  Other assets, net                                        1,889,000          1,684,000
  Deferred tax asset                                       4,606,000          3,709,000
                                                        ------------       ------------
Total assets                                            $ 51,882,000       $ 52,584,000
                                                        ============       ============

Liabilities and Shareholders' Equity (Deficit)

Liabilities
  Accounts payable and other liabilities                $  9,481,000       $  8,531,000
  Due to securities broker                                 2,295,000          1,514,000
  Obligations for securities sold                            303,000            699,000
  Line of Credit                                           2,500,000          1,811,000
  Mortgage notes payable                                  46,186,000         46,757,000
                                                        ------------       ------------
Total liabilities                                         60,765,000         59,312,000
                                                        ------------       ------------
Commitments and contingencies

Shareholders' equity (deficit):
  Common stock, no par value; 750,000 authorized shares;
   734,183 shares issued and outstanding                   2,092,000          2,092,000
  Additional paid-in capital                                 916,000            916,000
  Accumulated deficit                                     (2,454,000)        (1,140,000)
                                                        ------------       ------------
Total Portsmouth shareholders' equity                        554,000          1,868,000
Noncontrolling interest                                   (9,437,000)        (8,596,000)
                                                        ------------       ------------
Total shareholders' deficit                               (8,883,000)        (6,728,000)
                                                        ------------       ------------
Total liabilities and shareholders' equity (deficit)    $ 51,882,000       $ 52,584,000
                                                        ============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.


                             PORTSMOUTH SQUARE, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

For the three months ended March 31,                 2010           2009
                                                  ----------     ----------
Revenue - hotel                                  $ 7,456,000    $ 7,073,000
                                                  ----------     ----------
Costs and operating expenses
 Hotel operating expenses                         (6,670,000)    (6,314,000)
 Depreciation and amortization expense            (1,220,000)    (1,118,000)
 General and administrative expense                 (150,000)      (141,000)
                                                  ----------     ----------
Total costs and operating expenses                (8,040,000)    (7,573,000)
                                                  ----------     ----------
Loss from operations                                (584,000)      (500,000)
                                                  ----------     ----------
Other income(expense)
 Interest expense                                   (732,000)      (719,000)
 Net gain(loss) on marketable securities             120,000        (92,000)
 Net unrealized loss on other investments            (26,000)             -
 Impairment loss on other investments                (84,000)      (257,000)
 Dividend and interest income                         45,000         39,000
 Trading and margin interest expense                 (56,000)       (44,000)
                                                  ----------     ----------
Net other expense                                   (733,000)    (1,073,000)
                                                  ----------     ----------

Loss before income taxes                          (1,317,000)    (1,573,000)
Income tax benefit                                   286,000        409,000
                                                  ----------     ----------
Net loss                                          (1,031,000)    (1,164,000)
Less: Net loss attributable to the
 noncontrolling interest                             617,000              -
                                                  ----------     ----------
Net loss attributable to Portsmouth                 (414,000)    (1,164,000)
                                                  ==========     ==========

Basic and diluted loss per share attributable
 to Portsmouth                                   $     (0.56)   $     (1.59)
                                                  ==========     ==========
Weighted average number of common shares
 Outstanding                                         734,183        734,183
                                                  ==========     ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                             PORTSMOUTH SQUARE, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

For the nine months ended March 31,                  2010           2009
                                                  ----------     ----------
Revenue - hotel                                 $ 24,354,000   $ 25,016,000
                                                  ----------     ----------
Costs and operating expenses
 Hotel operating expenses                        (20,089,000)   (20,833,000)
 Depreciation and amortization expense            (3,551,000)    (3,335,000)
 Loss on termination of garage lease                       -       (684,000)
 General and administrative expense                 (424,000)      (413,000)
                                                  ----------     ----------
Total costs and operating expenses               (24,064,000)   (25,265,000)
                                                  ----------     ----------

Income(loss) from operations                         290,000       (249,000)
                                                  ----------     ----------
Other income(expense)
 Interest expense                                 (2,174,000)    (2,162,000)
 Net gain(loss) on marketable securities            (676,000)        28,000
 Net unrealized gain on other investments             59,000              -
 Impairment loss on other investments               (418,000)      (615,000)
 Dividend and interest income                         96,000         84,000
 Trading and margin interest expense                (229,000)      (151,000)
                                                  ----------     ----------
Net other expense                                 (3,342,000)    (2,816,000)
                                                  ----------     ----------

Loss before income taxes                          (3,052,000)    (3,065,000)
Income tax benefit                                   897,000        806,000
                                                  ----------     ----------
Net loss                                          (2,155,000)    (2,259,000)
Less: Net loss attributable to the
 noncontrolling interest                             841,000              -
                                                  ----------     ----------
Net loss attributable to Portsmouth               (1,314,000)    (2,259,000)
                                                  ==========     ==========

Basic and diluted loss per share attributable
 to Portsmouth                                   $     (1.79)  $      (3.08)
                                                  ==========     ==========
Weighted average number of common shares
 Outstanding                                         734,183        734,183
                                                  ==========     ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                          PORTSMOUTH SQUARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

For the nine months ended March 31,                  2010           2009
                                                  ----------     ----------
Cash flows from operating activities:
  Net loss                                       $(2,155,000)   $(2,259,000)
  Adjustments to reconcile net loss
   to net cash provided by operating activities:
    Net unrealized loss(gain) on marketable
     securities                                    2,693,000       (352,000)
    Net unrealized (gain) on other investments       (59,000)             -
    Impairment loss on other investments             418,000        615,000
    Depreciation and amortization                  3,551,000      3,335,000
    Loss on termination of garage lease                    -        684,000
    Changes in assets and liabilities:
      Investment in marketable securities         (1,489,000)     1,060,000
      Accounts receivable                            294,000       (102,000)
      Other assets                                  (205,000)      (110,000)
      Deferred tax asset                            (897,000)      (806,000)
      Accounts payable and other liabilities         784,000        553,000
      Due to securities broker                       781,000       (544,000)
      Obligations for securities sold               (396,000)             -
                                                  ----------     ----------
  Net cash provided by operating activities        3,320,000      2,074,000
                                                  ----------     ----------

Cash flows from investing activities:
  Capital expenditures for furniture, equipment
   and building improvements                      (1,255,000)      (959,000)
  Other investments                                 (550,000)      (435,000)
                                                  ----------     ----------
  Net cash used in investing activities           (1,805,000)    (1,394,000)
                                                  ----------     ----------

Cash flows from financing activities:

  Draw on line of credit                             689,000        187,000
  Principal payments on mortgage note payable       (571,000)      (540,000)
  Payment on other notes payable                    (585,000)             -
  Distributions to noncontrolling interest                 -       (425,000)
                                                  ----------     ----------
  Net cash used in financing activities             (467,000)      (778,000)
                                                  ----------     ----------
Net increase(decrease) in cash and cash
 equivalents                                       1,048,000        (98,000)

Cash and cash equivalents at the beginning
 of the period                                       209,000        485,000
                                                  ----------     ----------
Cash and cash equivalents at the end of the
 period                                          $ 1,257,000    $   387,000
                                                  ==========     ==========
Supplemental information:

Interest paid                                    $ 2,272,000     $2,172,000
                                                  ==========     ==========

Non cash investing and financing activities:
  Note payable on termination of garage lease    $         -    $  (727,000)
                                                  ==========     ==========
  Fixed assets acquired, net of liabilities, upon
   termination of garage lease                   $         -    $    43,000
                                                  ==========     ==========
  Assets acquired through capital lease          $   700,000  ` $         -
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

As of March 31, 2010, Santa Fe Financial Corporation ("Santa Fe"), a public company, owns approximately 68.8% of the outstanding common shares of Portsmouth Square, Inc. ("Portsmouth" or the "Company"). Santa Fe is a 76%- owned subsidiary of The InterGroup Corporation ("InterGroup"), a public company. InterGroup also directly owns approximately 11.7% of the common stock of Portsmouth.

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

Basic loss per share is calculated based upon the weighted average number of common shares outstanding during each fiscal year. During the three and nine months ended March 31, 2010 and 2009, the Company did not have any potentially dilutive securities outstanding.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-K for the year ended June 30, 2009.

The results of operations for the three and nine months ended March 31, 2010 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2010.

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

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), which has been codified ASU 2010-10 (ASU Topic 810). It clarifies that related parties should be considered when evaluating the criteria for determining whether a decision maker's or service provider's fee represents a variable interest. In addition, the amendments clarify that a quantitative calculation should not be the sole basis for evaluating whether a decision maker's or service provider's fee represents a variable interest. This guidance will be effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009. Early application is not permitted. Management does not anticipate that the adoption of this guidance will have a material effect on the Company's consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which was primarily codified into ASC Topic 855 and updated by ASU 2010-09. The Company adopted ASC Topic 855 which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For non-recognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. ASC Topic 855 is consistent with current practice and did not have any impact on the Company's consolidated financial statements. Subsequent events were evaluated through the date the condensed and consolidated financial statements were issued.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements-an amendment of ARB No. 51" which was primarily codified into ASC Topic 810, "Consolidation." ASC Topic 810 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. This standard also establishes reporting requirements that provide disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC Topic 810 required retrospective adoption of the presentation and disclosure requirements for previously existing minority interests. All other requirements are to be applied prospectively. This standard is effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions beginning July 1, 2009. Prior to adopting this standard, the Company absorbed 100% of the net loss and accumulated deficit of Justice Investors as of June 30, 2009. Effective July 1, 2009 under ASC Topic 810, losses attributable to the parent and the noncontrolling interest in a subsidiary shall be attributed to those respective interests. That is, the noncontrolling interest shall continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. As a result, upon adoption, the Company recalculated the accumulated deficit pertaining to noncontrolling interest totaling $8,596,000 as of June 30, 2009 and reclassified such amount as a separate component of the shareholders' equity (deficit). However, the losses attributed to the noncontrolling interest were not adjusted in the consolidated statement of operations the three and nine months ended March 31, 2009.

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

In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures About Fair Value Measurements." Effective January 1, 2010, ASU 2010-06 requires the separate disclosure of significant transfers into and out of the Level 1 and Level 2 categories and the reasons for such transfers, and also requires fair value measurement disclosures for each class of assets and liabilities as well as disclosures about valuation techniques and inputs used for recurring and nonrecurring Level 2 and Level 3 fair value measurements. Effective in fiscal years beginning after December 31, 2010, ASU 2010-06 also requires Level 3 disclosure of purchases, sales, issuances and settlements activity on a gross rather than a net basis. These amendments resulted in additional disclosures in the Company's interim financial statements.

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


NOTE 2 - INVESTMENT IN HOTEL, NET

Property and equipment consisted of the following:

                                             Accumulated        Net Book
As of March 31, 2010          Cost           Depreciation         Value
                          ------------       ------------     ------------
Land                      $  1,124,000       $          -     $  1,124,000
Furniture and equipment     18,288,000        (13,835,000)       4,453,000
Building and improvements   46,432,000        (17,212,000)      29,220,000
                          ------------       ------------     ------------
                          $ 65,844,000       $(31,047,000)    $ 34,797,000
                          ============       ============     ============

                                             Accumulated        Net Book
As of June 30, 2009           Cost           Depreciation         Value
                          ------------       ------------     ------------
Land                      $  1,124,000       $          -     $  1,124,000
Furniture and equipment     16,939,000        (11,262,000)       5,677,000
Building and improvements   45,693,000        (16,152,000)      29,541,000
                          ------------       ------------     ------------
                          $ 63,756,000       $(27,414,000)    $ 36,342,000
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

At March 31, 2010, all of the Company's marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings.

Trading securities are summarized as follows:

                              Gross            Gross             Net            Fair
Investment     Cost       Unrealized Gain  Unrealized Loss  Unrealized Gain     Value
----------  -----------   ---------------  ---------------  ---------------  ------------

As of March 31, 2010
Corporate
Equities    $ 4,290,000    $  787,000      ($ 294,000)        $ 493,000     $ 4,783,000


As of June 30, 2009

Corporate
Equities    $ 2,896,000    $  3,442,000    ($ 351,000)        $ 3,091,000    $ 5,987,000


As of March 31, 2010 and June 30, 2009, the Company had unrealized losses of $146,000 and $137,000, respectively, related to securities held for over one year.

Net gain(loss) on marketable securities on the statement of operations is comprised of realized and unrealized gains(losses). Below is the composition of the net gain(loss) for the three and nine months ended March 31, 2010 and 2009, respectively.


For the three months ended March 31,                         2010             2009
                                                         -----------      -----------
Realized gain(loss) on marketable securities             $   (97,000)     $    37,000
Unrealized gain(loss) on marketable securities               217,000         (129,000)
                                                         -----------      -----------
Net gain(loss) on marketable securities                  $   120,000      $   (92,000)
                                                         ===========      ===========

For the nine months ended March 31,                          2010             2009
                                                         -----------      -----------
Realized gain(loss) on marketable securities             $ 2,017,000      $  (324,000)
Unrealized gain(loss) on marketable securities            (2,693,000)         352,000
                                                         -----------      -----------
Net gain(loss) on marketable securities                  $  (676,000)     $    28,000
                                                         ===========      ===========


NOTE 4 - OTHER INVESTMENTS, NET

The Company may also invest, with the approval of the Securities Investment Committee and other Company guidelines, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments, net of other than temporary impairment losses.

As of March 31, 2010 and June 30, 2009, the Company had net other investments of $2,600,000 and $2,409,000, respectively, which consist of the following:


            Type                          March 31, 2010     June 30, 2009
   ---------------------------        ------------------  ----------------
   Private equity hedge fund           $       1,591,000  $      2,009,000
   Corporate debt instruments                    794,000           400,000
   Warrants                                      215,000                 -
                                       -----------------  ----------------
                                       $       2,600,000  $      2,409,000
                                       =================  ================

During the three months ended March 31, 2010 and 2009, the Company recorded impairment losses on other investments of $84,000 and $257,000, respectively. During the nine months ended March 31, 2010 and 2009, the Company recorded impairment losses on other investments of $418,000 and $615,000, respectively.

As of March 31, 2010, the Company had investments in corporate debt and equity instruments which had attached warrants that were considered derivative instruments. These warrants have an allocated cost basis of $156,000 and a fair market value of $215,000. During the three months ended March 31, 2010, the Company had an unrealized loss of $26,000 related to these warrants.
During the nine months ended March 31, 2010, the Company had an unrealized gain of $59,000 related to these warrants.

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

Level 3: Unobservable inputs that reflect the reporting entity's own assumptions

The assets measured at fair value on a recurring basis as of March 31, 2010 are as follows:


Assets:                                 Level 1      Level 2        Level 3        March 31, 2010
-----------                            ---------    ---------      ---------       --------------
Cash                                  $1,257,000    $      -       $      -          $1,257,000
                                       ---------                                      ---------
Other investments - warrants                   -     215,000              -             215,000
                                                     -------                          ---------
Investment in marketable securities
  REITs                                1,083,000                                      1,083,000
  Healthcare                             842,000                                        842,000
  Investment funds                       760,000                                        760,000
  Financial services                     611,000                                        611,000
  Technology                             510,000                                        510,000
  Services                               254,000                                        254,000
  Other                                  723,000                                        723,000
                                       ---------                                      ---------
                                       4,783,000                                      4,783,000
                                       ---------     --------       --------          ---------
                                      $6,040,000    $ 215,000      $       -         $6,255,000
                                       =========     ========       ========          =========

The assets measured at fair value on a recurring basis as of June 30, 2009 are as follows:


Assets:                                 Level 1      Level 2        Level 3        June 30, 2010
-----------                            ---------    ---------      ---------       -------------
Cash                                  $  209,000    $      -       S      -          $  209,000
                                       ---------                                      ---------

Investment in marketable securities
  Dairy product                        2,935,000                                      2,935,000
  REITS and financial                  1,294,000                                      1,294,000
  Basic materials and energy             563,000                                        563,000
  Electronic traded funds                498,000                                        498,000
  Services                               241,000                                        241,000
  Other                                  456,000                                        456,000
                                      ----------                                      ---------
                                       5,987,000                                      5,987,000
                                       ---------    --------       --------           ---------
                                      $6,196,000   $       -      $       -         $6,196,000
                                       =========    ========       ========           =========


The fair values of investments in marketable securities are determined by the most recently traded price of each security at the balance sheet date. The fair value of the warrants was determined based upon a Black-Scholes option valuation model.

Financial assets that are measured at fair value on a non-recurring basis and are not included in the tables above include "Other investments in non-marketable securities," that were initially measured at cost and have been written down to fair value as a result of impairment. The following table shows the fair value hierarchy for these assets measured at fair value on a non-recurring basis are as follows:

                                                                                          Gain(loss) for the
                                                                                          nine months ended
Assets:                           Level 1    Level 2      Level 3      March 31, 2010       March 31, 2010
-----------                      ---------  ---------    ---------   ------------------   ------------------
Other non-marketable investments        -          -     $2,385,000     $2,385,000             $(418,000)

                                                                                          Gain(loss) for the
                                                                                          For the year ended
Assets:                           Level 1    Level 2      Level 3      June 30, 2009        June 30, 2009
-----------                      ---------  ---------    ---------   ------------------   ------------------

Other non-marketable investments        -          -     $2,409,000     $2,409,000             $(615,000)


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

NOTE 6 - TERMINATION OF GARAGE LEASE

Effective October 1, 2008, Justice and Evon entered into an Installment Sale Agreement whereby Justice purchased all of Evon's right title and interest in the remaining term of its lease of the parking garage, which was to expire on November 30, 2010, and other related assets. Justice also agreed to assume Evon's contract with Ace Parking for the management of the garage and any other liabilities related to the operation of the garage commencing October 1, 2008. The purchase price for the garage lease and related assets was approximately $755,000, payable in one down payment of approximately $28,000 and 26 equal monthly installments of approximately $29,000, which includes interest at the rate of 2.4% per annum. Future installment payments as of March 31, 2010 are as follows:

       For the year ending June 30,

                  2010       87,000
                  2011      144,000
                           --------
                   Total   $231,000
                           ========

As of March 31, 2010, the present value of the liability of $231,000 was included in the accounts payable and other liabilities balance of $9,481,000 on the Company's condensed consolidated balance sheet.


NOTE 7 - LINE OF CREDIT

As of March 31, 2010, the Partnership has a $2,500,000 unsecured revolving line of credit facility with a bank that was to mature on April 30, 2010. Borrowings under the line of credit bear interest at Prime plus 3.0% per annum or based on the Wall Street Journal Prime Rate (3.25%) plus 3.0% per annum, floating, (but subject to a minimum floor rate at 5.0% per annum). The interest rate at March 31, 2010 was 6.25%. The outstanding balance on the line of credit was $2,500,000 and $1,811,000 as of March 31, 2010 and June 30, 2009, respectively.
Borrowings under the line of credit are subject to certain financial covenants, which are measured annually at June 30th and December 31st based on the credit arrangement. The Partnership was not in compliance with the financial covenants of its line of credit as of December 31, 2009, but was able to obtain a waiver of such non-compliance from the bank as well a modification of its credit facility effective April 29, 2010.

The modification provides that Justice will pay the $2,500,000 existing balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments, calculated on a six-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. The annual floating interest rate has been reduced by 0.5% to the WSJ Prime Rate plus 2.5% and the financial covenants have been rewritten to reflect the current economic conditions that all hotels are facing. The Partnership paid a loan modification fee of $10,000. The loan continues as unsecured.

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

Information below represents reporting segments for the three and nine months ended March 31, 2010 and 2009, respectively. Operating income(loss) from Hotel operations consists of the operation of the hotel and operation of the garage. Operating income(loss) for investment transactions consist of net investment gain (loss) and dividend and interest income.


As of and for the
Three months ended                Hotel       Investment
March 31, 2010                  Operations   Transactions      Other          Total
                                -----------  ------------   -----------   ------------
Revenues                        $ 7,456,000   $         -   $         -   $  7,456,000
Expenses                         (7,890,000)            -      (150,000)    (8,040,000)
                                -----------   -----------   -----------   ------------
Income(loss)from operations        (434,000)            -      (150,000)      (584,000)
Interest expense                   (732,000)            -             -       (732,000)
Net loss from investments                 -        (1,000)            -         (1,000)
Income tax benefit                        -             -       286,000        286,000
                                -----------   -----------   -----------   ------------
Net income(loss)                $(1,166,000)  $    (1,000)  $   136,000   $ (1,031,000)
                                ===========   ===========   ===========   ============
Total Assets                    $34,797,000   $ 7,383,000   $ 9,702,000   $ 51,882,000
                                ===========   ===========   ===========   ============

As of and for the
Three months ended                Hotel       Investment
March 31, 2009                  Operations   Transactions      Other          Total
                                -----------  ------------   -----------   ------------

Revenues                        $ 7,073,000   $         -  $          -   $  7,073,000
Expenses                         (7,432,000)            -      (141,000)    (7,573,000)
                                -----------   -----------   -----------   ------------
Loss from operations               (359,000)            -      (141,000)      (500,000)
Interest expense                   (719,000)            -             -       (719,000)
Net income from investments               -      (354,000)            -       (354,000)
Income tax benefit                        -             -       409,000        409,000
                                -----------   -----------   -----------   ------------
Net income(loss)                $(1,078,000)  $  (354,000)  $   268,000   $ (1,164,000)
                                ===========   ===========   ===========   ============
Total Assets                    $40,278,000   $ 4,559,000   $12,752,000   $ 57,589,000
                                ===========   ===========   ===========   ============

As of and for the
Nine months ended                  Hotel       Investment
March 31, 2010                  Operations   Transactions      Other          Total
                                -----------  ------------   -----------   ------------
Revenues                        $24,354,000   $         -   $         -   $ 24,354,000
Expenses                        (23,640,000)            -      (424,000)   (24,064,000)
                                -----------   -----------   -----------   ------------
Income(loss)from operations         714,000             -      (424,000)       290,000
Interest expense                 (2,174,000)            -             -     (2,174,000)
Net loss from investments                 -    (1,168,000)            -     (1,168,000)
Income tax benefit                        -             -       897,000        897,000
                                -----------   -----------   -----------   ------------
Net income(loss)                $(1,460,000)  $(1,168,000)  $   473,000   $ (2,155,000)
                                ===========   ===========   ===========   ============
 Total Assets                   $34,797,000   $ 7,383,000   $ 9,702,000   $ 51,882,000
                                ===========   ===========   ===========   ============


As of and for the
Nine months ended                  Hotel       Investment
March 31, 2009                   Operations   Transactions      Other          Total
                                -----------  ------------   -----------   ------------

Revenues                        $25,016,000   $         -  $          -    $25,016,000
Expenses                        (24,852,000)            -      (413,000)   (25,265,000)
                                -----------   -----------   -----------   ------------
Income(loss)from operations         164,000             -      (413,000)      (249,000)
Interest expense                 (2,162,000)            -             -     (2,162,000)
Net loss from investments                 -      (654,000)            -       (654,000)
Income tax benefit                        -             -       806,000        806,000
                                -----------   -----------   -----------   ------------
Net income(loss)                $(1,998,000)   $ (654,000)  $   393,000   $ (2,259,000)
                                ===========   ===========   ===========   ============
 Total Assets                   $40,278,000   $ 4,559,000   $12,752,000   $ 57,589,000
                                ===========   ===========   ===========   ============


NOTE 9 - RELATED PARTY TRANSACTIONS

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated among the Company, the Company's parent, Santa Fe and InterGroup, the parent of Santa Fe, based on management's estimate of the pro rata utilization of resources. For the three months ended March 31, 2010 and 2009, these expenses were approximately $18,000 for each respective period. For the nine months ended March 31, 2010 and 2009, these expenses were approximately $54,000 for each respective period.

Four of the Portsmouth directors serve as directors of Intergroup. Three of those directors also serve as directors of Santa Fe. The three Santa Fe directors also serve as directors of Intergroup.

Evon, a general partner of Justice, was the lessee of the parking garage until September 30, 2008. Under the terms of the lease agreement, Evon paid the Partnership rent of $399,000 for the nine months ended March 31, 2009. As discussed in Note 6, Justice and Evon entered into an installment sale agreement whereby Justice purchased the remaining term of the lease agreement and related assets for a total of approximately $755,000.

During the three and nine months ended March 31, 2010, the Company received management fees from Justice Investors totaling $64,000 and $214,000, respectively. These amounts were eliminated in consolidation.

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


Three Months Ended March 31, 2010 Compared to Three Months
Ended March 31, 2009

The Company had a net loss of $1,031,000 for the three months ended March 31, 2010 compared to a net loss of $1,164,000 for the three months ended March 31, 2009. The decrease in the net loss is primarily attributable to the significantly lower net loss from investment activities partially offset by a higher net loss from hotel operations.

During the three months ended March 31, 2010, the Company had a loss on hotel operations of $1,166,000 compared to a loss of $1,078,000 for the three months ended March 31, 2009. The increase in the loss was primarily attributable to an increase in depreciation and amortization expense due to improvements made to the Hotel, including upgrades to the guest rooms and installation of energy saving controls and devices.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended March 31, 2010 and 2009.


For the three months ended March 31,                            2010            2009
                                                             ----------      ----------
Hotel revenues:
 Hotel rooms                                                $ 5,392,000    $  5,251,000
 Food and beverage                                            1,329,000       1,106,000
 Garage                                                         603,000         571,000
 Other                                                          132,000         145,000
                                                             ----------      ----------
  Total hotel revenues                                        7,456,000       7,073,000

Operating expenses, excluding interest
  and depreciation and amortization                          (6,670,000)     (6,314,000)
                                                             ----------      ----------
Operating income before interest,
  depreciation and amortization                                 786,000         759,000
Interest expense                                               (732,000)       (719,000)
Depreciation and amortization expense                        (1,220,000)     (1,118,000)
                                                             ----------      ----------
Loss from hotel operations                                  $(1,166,000)    $(1,078,000)
                                                             ==========      ==========

For the three months ended March 31, 2010, the Hotel generated operating income of approximately $786,000, before interest, depreciation and amortization, on operating revenues of approximately $7,456,000 compared to operating income of approximately $759,000, before interest, depreciation and amortization, on operating revenues of approximately $7,073,000 for the three months ended March 31, 2009. The increase in Hotel operating income is primarily attributable to an increase in both room and food and beverage revenues, partially offset by greater operating expenses attributable to the Hotel running at a higher occupancy rate and higher food and beverage operating expenses.

Room revenues increased by approximately $141,000 for the three months ended March 31, 2010 when compared to the three months ended March 31, 2009 and food and beverage revenues increased by approximately $223,000 for the same period. The increase in room revenues was primarily attributable to an approximately 3% increase in occupancy, while average daily room rates remained relatively flat compared to the prior period. Achieving higher room rates in the San Francisco continues to be very challenging due to a severe reduction in higher rated corporate and group business travel, which has been replaced by discounted business from Internet channels. The increase in food and beverage revenues is primarily attributable to higher Hotel occupancy and the hosting of some large events and groups during the current period. However, higher rated banquet and catering business remains very difficult to obtain as companies continue with cuts in business travel, corporate meetings and events.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the three months ended March 31, 2010 and 2009.

Three Months Ended         Average           Average
    March 31,             Daily Rate        Occupancy%         RevPar
-----------------         ----------        ---------         --------
      2010                   $134             82.4%              $110
      2009                   $135             79.5%              $107

Although the Hotel's average daily room rate was relatively flat for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, the San Francisco market has not seen much recovery in Hotel rates compared to 2008, when economic downturn began. The Hotel has continued to increase its sales and marketing efforts in the face of these difficult economic conditions and greater competition. As a result, the Hotel was able to increase its occupancy rates by over the comparable period, enabling it to achieve a RevPar number that was near the top of its competitive set.

In this highly competitive market, Management has also continued to focus on ways to enhance the guest experience as well as improve operating efficiencies. The Hotel has recently upgraded its guest room with newer flat panel televisions systems that provide guests with greater entertainment options. The Hotel has also installed many energy saving controls and devices as part of its efforts to become greener and reduce operating costs. Management will continue to explore new and innovative ways to improve operations and to attract new guests to the Hotel at higher room rates.

The Company had a net gain on marketable securities of $120,000 for the three months ended March 31, 2010 compared to a net loss on marketable securities of $92,000 for the three months ended March 31, 2009. For the three months ended March 31, 2010, the Company had a net realized loss of $97,000 and a net unrealized gain of $217,000. For the three months ended March 31, 2009, the Company had a net realized gain of $37,000 and a net unrealized loss of $129,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities see the Marketable Securities section below.

The Company may also invest, with the approval of the Securities Investment Committee and other Company guidelines, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments, net of other than temporary impairment losses. As of March 31, 2010, the Company had net other investments of $2,600,000. Included in other investments are investments in corporate debt and equity instruments which had attached warrants that were considered derivative instruments. The Company recorded an unrealized loss of $26,000 related to these warrants during the three months ended March 31, 2010. During the three months ended March 31, 2010 and 2009, the Company performed an impairment analysis of its other investments and determined that its investments had other than temporary impairments and recorded impairment losses of $84,000 and $257,000 respectively.

The provision for income tax benefit as a percentage of the loss before taxes was lower for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 primarily as the result of quarterly tax timing differences.


Nine Months Ended March 31, 2010 Compared to Nine Months
Ended March 31, 2009

The Company had a net loss of $2,155,000 for the nine months ended March 31, 2010 compared to a net loss of $2,259,000 for the nine months ended March 31, 2009. The decrease in the net loss is primarily attributable to a reduction in the loss from hotel operations, partially offset by an increase in the loss from investing activities.

During the nine months ended March 31, 2010, the Company had a loss on hotel operations of $1,460,000 compared to a loss of $1,998,000 for the nine months ended March 31, 2009. The reduction in the loss was primarily attributable to a one-time loss related to the termination of the hotel garage lease in the amount of $684,000 which was incurred during the three months ended December 31, 2008, partially offset by an increase in depreciation and amortization expense due to improvements to the Hotel during the current period.

The following table sets forth a more detailed presentation of Hotel operations for the nine months ended March 31, 2010 and 2009.


For the nine months ended December 31,                          2010            2009
                                                             ----------      ----------
Hotel revenues:
 Hotel rooms                                               $ 18,598,000    $ 19,451,000
 Food and beverage                                            3,398,000       3,633,000
 Garage                                                       1,869,000       1,541,000
 Other                                                          489,000         391,000
                                                             ----------      ----------
  Total hotel revenues                                       24,354,000      25,016,000

Operating expenses, excluding loss on termination of
 garage lease, interest, depreciation and amortization      (20,089,000)    (20,833,000)
                                                             ----------      ----------
Operating income before loss on termination of garage lease,
  interest, depreciation and amortization                     4,265,000       4,183,000
Loss on termination of garage lease                                   -        (684,000)
Interest expense                                             (2,174,000)     (2,162,000)
Depreciation and amortization expense                        (3,551,000)     (3,335,000)
                                                             ----------      ----------
Loss from hotel operations                                  $(1,460,000)    $(1,998,000)
                                                             ==========      ==========

For the nine months ended March 31, 2010, the Hotel generated operating income of approximately $4,265,000 before interest, depreciation and amortization, on operating revenues of approximately $24,354,000 compared to operating income of approximately $4,183,000 before the loss on termination of garage lease, interest, depreciation and amortization, on operating revenues of approximately $25,016,000 for the nine months ended March 31, 2009. The increase in Hotel operating income is primarily attributable to a decline in operating expenses and an increase in garage revenues resulting from the termination of the garage lease in October 2008 and integration of those operations into those of the Hotel, partially offset by a decrease in room and food and beverage revenues.

Room revenues decreased by approximately $853,000 for the nine months ended March 31, 2010 when compared to the nine months ended March 31, 2009 and food and beverage revenues decreased by approximately $235,000 for the same period. The decrease in room revenues was primarily attributable to a significant decline in average daily room rates as during the first six months of the period as hotels in the San Francisco market continued to reduce room rates in an effort to maintain occupancy levels in a very competitive market. Many hotels have been forced to adopt this strategy due to a severe reduction in higher rated corporate and group business travel, which has been replaced by discounted business from Internet channels. The decrease in food and beverage revenues is primarily attributable to decline in banquet and catering business as companies continue with cuts in business travel, corporate meetings and events.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the nine months ended March 31, 2010 and 2009.

 Nine Months Ended          Average          Average
     March 31,            Daily Rate        Occupancy%         RevPar
-----------------         ----------        ---------         --------
      2010                   $143             87.1%             $125
      2009                   $163             79.9%             $131

The operations of the Hotel continued to be impacted by the significant downturn in the domestic and international economies and markets. Room rates continue to be the toughest challenge as the Hotel's average daily room rate was approximately $20 lower for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009. However, due to increased sales and marketing efforts in the face of difficult economic conditions and greater competition, the Hotel was able to boost occupancy rates by approximately 7% over the comparable period. As a result, the Hotel was able to achieve a RevPar number that was near the top of its competitive set.

In this highly competitive market, Management has also continued to focus on ways to enhance the guest experience as well as improve operating efficiencies. The Hotel has recently upgraded its guest room with newer flat panel televisions systems that provide guests with greater entertainment options. The Hotel has also installed many energy saving controls and devices as part of its efforts to become greener and reduce operating costs. Management will continue to explore new and innovative ways to improve operations and attract new guests to the Hotel at higher room rates.

The Company had a net loss on marketable securities of $676,000 for the nine months ended March 31, 2010 compared to a net gain on marketable securities of $28,000 for the nine months ended March 31, 2009. For the nine months ended March 31, 2010, the Company had a net realized gain of $2,017,000 and a net unrealized loss of $2,693,000. For the nine months ended March 31, 2009, the Company had a net realized loss of $324,000 and a net unrealized gain of $352,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities see the Marketable Securities section below.

The Company may also invest, with the approval of the Securities Investment Committee and other Company guidelines, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments, net of other than temporary impairment losses. As of March 31, 2010, the Company had net other investments of $2,600,000. Included in other investments are investments in corporate debt and equity instruments which had attached warrants that were considered derivative instruments. The Company recorded an unrealized gain of $59,000 related to these warrants during the nine months ended March 31, 2010.

During the nine months ended March 31, 2010 and 2009, the Company performed an impairment analysis of its other investments and determined that its investments had other than temporary impairments and recorded impairment losses of $418,000 and $615,000, respectively.

Margin interest and trading expenses increased to $229,000 for the nine months ended March 31, 2010 from $151,000 for the nine months ended March 31, 2009 primarily as the result of the increase in margin interest expense related to the increase in the use of margin.

The provision for income tax benefit as a percentage of the loss before taxes remained relatively consistent for the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009.


MARKETABLE SECURITIES AND OTHER INVESTMENTS

As of March 31, 2010 and June 30, 2009, the Company had investments in marketable equity securities of $4,783,000 and $5,987,000, respectively. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as March 31, 2010 and June 30, 2009.

   As of March 31, 2010:
                                                             % of Total
                                                              Investment
   Industry Group                      Fair Value             Securities
   --------------                      ------------           ----------
   REITs                                  1,083,000               22.6%
   Healthcare                               842,000               17.6%
   Investment funds                         760,000               15.9%
   Financial services                       611,000               12.8%
   Technology                               510,000               10.7%
   Services                                 254,000                5.3%
   Other                                    723,000               15.1%
                                       ------------           ----------
                                       $  4,783,000              100.0%
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
                                         ==========              ======

As of March 31, 2010, the Company's investment portfolio is diversified with 35 different equity positions. The portfolio contains five individual equity securities that are more than 5% of the equity value of the portfolio with the largest security being 14.4% of the value of the portfolio. The amount of the

Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions.

The Company may also invest, with the approval of the Securities Investment Committee and other Company guidelines, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments, net of other than temporary impairment losses.

As of March 31, 2010 and June 30, 2009, the Company had net other investments of $2,600,000 and $2,409,000, respectively. As of March 31, 2010, the Company had a net other investment in a public company in a basic materials sector totaling $500,000. As of March 31, 2010, the Company holds notes and convertible notes of this company totaling approximately $3,901,000 which includes $2,718,000 of principal and $1,183,000 of accrued interest and penalties.


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

The Hotel started to generate cash flows from its operations in June 2006. During the months ended September 30, 2008, Justice paid a total of $850,000 in limited partnership distributions, of which the Company received $425,000. Following the payment of those distributions, the San Francisco hotel market began to feel the full impact of the significant downturn in domestic and international economies that continued throughout fiscal 2009 and into fiscal 2010. As a result, no partnership distributions were paid for the nine months ended March 31, 2010. Since no significant improvement in economic conditions is expected in the lodging industry until sometime during the second half of calendar 2010, no limited partnership distributions are anticipated in the foreseeable future. The general partners will continue to monitor and review the operations and financial results of the Hotel and to set the amount of any future distributions that may be appropriate based on operating results, cash flows and other factors, including establishment of reasonable reserves for debt payments and operating contingencies.

The new Justice Compensation Agreement that became effective on December 1, 2008, when Portsmouth assumed the role of managing general partner of Justice, has provided additional cash flows to the Company. Under the new Compensation Agreement, Portsmouth is now entitled to 80% of the minimum base fee to be paid to the general partners of $285,000, while under the prior agreement, Portsmouth was entitled to receive only 20% of the minimum base fee. During the three and nine months ended March 31, 2010, the Company received management fees from Justice Investors totaling $64,000 and $214,000, respectively.

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. The principal balance of the Prudential Loan was $27,855,000 as of March 31, 2010.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the "Second Prudential Loan") in a principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice. The principal balance of the Second Prudential Loan was $18,331,000 as of March 31, 2010.

Justice also had a $2,500,000 unsecured revolving line of credit facility from EastWest Bank (formerly United Commercial Bank) that can be used for short term business requirements. The line of credit was to mature on February 2, 2010, but the Partnership received an extension of the maturity date to April 30, 2010. Borrowings bear interest at an annual interest rate based on the Wall Street Journal ("WSJ") Prime Rate plus 3%, floating, with an interest rate floor of 5%. As of March 31, 2010, there was a balance of approximately $2,500,000 drawn by Justice under the line of credit facility, with an annual interest rate of 6.25% (Prime at 3.25% as of March 31, 2010, plus 3%). The Partnership was not in compliance with the financial covenants of its line of credit as of December 31, 2010, but was able to obtain a waiver of such non-compliance from the bank as well a modification of its credit facility effective April 29, 2010.

The modification provides that Justice will pay the $2,500,000 existing balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments, calculated on a six-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. The annual floating interest rate has been reduced by 0.5% to the WSJ Prime Rate plus 2.5% and the financial covenants have been rewritten to reflect the current economic conditions that all hotels are facing. The Partnership paid a loan modification fee of $10,000. The loan continues as unsecured.

Despite the downturns in the economy, the Hotel has continued to generate positive cash flows. While the debt service requirements related to the two Prudential loans, and the payment of its line of credit, may create some additional risk for the Company and its ability to generate cash flows in the future since the Partnership's assets had been virtually debt free for an number of years, management believes that cash flows from the operations of the Hotel and the garage will continue to be sufficient to meet all of the Partnership's current and future obligations and financial requirements. Management also believes that there is sufficient equity in the Hotel assets to support future borrowings, if necessary, to fund any new capital improvements and other requirements.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the consolidated statements of operations.


MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company's material financial obligations which also includes interest.


                                    Total        Year 1       Year 2       Year 3       Year 4       Year 5      Thereafter
                                 -----------   ----------   ----------   ----------   ----------   ----------   -----------
Mortgage notes payable           $59,764,000   $  852,000   $3,410,000   $3,410,000   $3,410,000   $3,410,000   $45,272,000
Line of credit                     2,940,000       24,000      437,000      495,000      495,000    1,489,000             -
Other notes payable                  959,000      325,000      634,000            -            -            -             -
Leases                             1,172,000      108,000      430,000      202,000      187,000      128,000       117,000
                                  ----------    ---------    ---------    ---------    ---------    ---------    ----------
Total                            $64,835,000   $1,309,000   $4,911,000   $4,107,000   $4,092,000   $5,027,000   $45,389,000
                                  ----------    ---------    ---------    ---------    ---------    ---------    ----------

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


CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.


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


                                               PORTSMOUTH SQUARE, INC.
                                                     (Registrant)


Date:  May 13, 2010                        by /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date:  May 13, 2010                        by /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala,
                                              Vice President and Secretary


Date:  May 13, 2010                        by /s/ David T. Nguyen
                                              --------------------------
                                              David Nguyen, Treasurer
                                             (Principal Financial Officer)