Form 10-K
period 2010-06-30
PORTSMOUTH SQUARE INC
filed 2010-09-27
CIK 79661

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                        ----------------------
                              FORM 10-K

[x] Annual Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the fiscal year ended June 30, 2010

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

   Large accelerated filer  [ ]                 Accelerated filer [ ]

   Non-accelerated filer    [ ]                 Smaller reporting company [X]


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act)  [ ] Yes   [X] No

The aggregate market value of the Common Stock, no par value, held by non-affiliates computed by reference to the average bid and asked price on December 31, 2009 (the last business day of registrant's most recently completed second fiscal quarter) was $1,628,417.

The number of shares outstanding of registrant's Common Stock, as of September 10, 2010, was 734,183.


                  DOCUMENTS INCORPORATED BY REFERENCE: None

                          TABLE OF CONTENTS

                                PART I                                 PAGE
                                ------                                 ----

Item 1.     Business.                                                     5

Item 1A.    Risk Factors.                                                12

Item 1B.    Unresolved Staff Comments.                                   12

Item 2.     Properties.                                                  12

Item 3.     Legal Proceedings.                                           13

                                PART II
                                -------

Item 5.     Market for Registrant's Common Equity, Related Stockholder   14
             Matters and Issuer Purchases of Equity Securities.

Item 6.     Selected Financial Data.                                     15

Item 7.     Management's Discussion and Analysis of Financial            15
             Condition and Results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.  22

Item 8.     Financial Statements and Supplementary Data.                 22

Item 9.     Changes in and Disagreements With Accountants on             47
             Accounting and Financial Disclosure.

Item 9A.    Controls and Procedures.                                     47

Item 9B.    Other Information.                                           48

                                PART III
                                --------
Item 10.    Directors, Executive Officers and Corporate Governance.      48

Item 11.    Executive Compensation.                                      51

Item 12.    Security Ownership of Certain Beneficial Owners and          54
             Management and Related Stockholder Matters.

Item 13.    Certain Relationships and Related Transactions, and          55
             Director Independence.

Item 14.    Principal Accounting Fees and Services.                      57

                                PART IV
                                -------
Item 15.    Exhibits, Financial Statement Schedules.                     58

SIGNATURES                                                               60

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

                               PART I

Item 1.  Business.

GENERAL

Portsmouth Square, Inc. (referred to as "Portsmouth" or the "Company" and may also be referred to as "we" "us" or "our") is a California corporation, incorporated on July 6, 1967, for the purpose of acquiring a hotel property in San Francisco, California through a California limited partnership, Justice Investors ("Justice" or the "Partnership"). As of June 30, 2010, approximately 68.8% of the outstanding common stock of Portsmouth was owned by Santa Fe Financial Corporation ("Santa Fe"), a public company (OTCBB: SFEF). Santa Fe is a 76%-owned subsidiary of The InterGroup Corporation ("InterGroup"), a public company (NASDAQ: INTG). InterGroup also directly owns approximately 11.7% of the common stock of Portsmouth.

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

Most significant partnership decisions require the active participation and approval of both general partners. Pursuant to the terms of the partnership agreement, voting rights of the partners are determined according to the partners' entitlement to share in the net profit and loss of the partnership. The Company is not entitled to any additional voting rights by virtue of its position as a general partner. The partnership agreement also provides that no portion of the partnership real property can be sold without the written consent of the general and limited partners entitled to more than 72% of the net profit. As of June 30, 2010, there were 113 limited partners in Justice, including Portsmouth and Evon.

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


BUSINESS DEVELOPMENTS DURING THE LAST THREE FISCAL YEARS

Garage Installment Sale Agreement

Effective October 1, 2008, Justice and Evon entered into an Installment Sale Agreement whereby the Partnership purchased all of Evon's right title and interest in the remaining term of its lease of the parking garage, which was to expire on November 30, 2010, and other related assets. The partnership also agreed to assume Evon's contract with Ace Parking Management, Inc. ("Ace Parking") for the management of the garage and any other liabilities related to the operation of the garage commencing October 1, 2008. The purchase price for the garage lease and related assets was approximately $755,000, payable in one down payment of approximately $28,000 and 26 equal monthly installments of approximately $29,000, which includes interest at the rate of 2.4% per annum. See Note 11 to the Consolidated Financial Statements.

Amendment of Limited Partnership Agreement

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

New General Partner Compensation Agreement

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

During the years ended June 30, 2010 and 2009, the general partners were paid approximately $417,000 and $435,000 respectively, under the applicable compensation agreements. Of those amounts, approximately $264,000 and $222,000 was paid to Portsmouth for fiscal 2010 and 2009.


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

Pursuant to the Franchise Agreement, the Partnership paid monthly royalty fees for the first two years of three percent (3%) of the Hotel's gross room revenue, as defined, for the preceding calendar month; the third year was at four percent (4%) of the Hotel's gross room revenue; and the fourth year until the end of the term will be five percent (5%) of the Hotel's gross room revenue. Justice also pays a monthly program fee of four percent (4%) of the Hotel's gross room revenue. The amount of the monthly program fee is subject to change; however, the increase cannot exceed one percent (1%) of the Hotel gross room revenue in any calendar year, and the cumulative increases in the monthly fees will not exceed five percent (5%) of gross room revenue. The Partnership also pays a monthly information technology recapture charge of 0.75% of the Hotel's gross revenue. In this difficult economic environment, Hilton agreed to reduce its information technology fees to 0.65% for the 2010 calendar year.

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

HOTEL MANAGEMENT COMPANY AGREEMENT

In February 2007, the Partnership terminated its prior hotel management agreement with Dow Hotel Company and entered into a management agreement with Prism Hospitality ("Prism") to manage and operate the Hotel as its agent, effective February 10, 2007. Prism is an experienced Hilton approved operator of upscale and luxury hotels throughout the Americas. The agreement is effective for a term of ten years, unless the agreement is extended as provided in the agreement, and the Partnership has the right to terminate the agreement upon ninety days written notice without further obligation. Under the management agreement, the Partnership is to pay base management fees of 2.5% of gross operating revenues for the fiscal year. However, 0.75% of the stated management fee is due only if the partially adjusted net operating income for the subject fiscal year exceeds the amount of a minimum Partnership's return ($7 million) for that fiscal year. Prism is also entitled to an incentive management fee if certain milestones are accomplished. No incentive fees were earned during the years ended June 30, 2010 and 2009. In support of the Partnership's efforts to reduce costs in this difficult economic environment, Prism agreed to reduce its management fees by fifty percent from January 1, 2009 through December 31, 2010, after which the original fee arrangement will remain in effect. Management fees paid to Prism during the years ended June 30, 2010 and 2009 were $246,000 and $398,000, respectively.

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

The Hotel's target market is business travelers, leisure customers and tourists, and small to medium size groups. Since the Hotel operates in an upper scale segment of the market, we also face increased competition from providers of less expensive accommodations, such as limited service hotels, during periods of economic downturn when leisure and business travelers become more sensitive to room rates. Like other hotels, we have experienced a significant decrease in higher rated corporate and business travel during the last two fiscal years as many companies have severely cut their travel and entertainment budgets in response to economic conditions. As a result, there is added pressure on all hotels in the San Francisco market to lower room rates in an effort to maintain occupancy levels during such periods.

In this highly competitive market, Management has continued to focus on ways to enhance the guest experience as well as improve operating efficiencies. The Hotel has recently upgraded its guest room with newer flat panel televisions systems that provide guests with greater entertainment options. The Hotel has also installed many energy saving controls and devices as part of its efforts to become greener and reduce operating costs. Management will continue to explore new and innovative ways to improve operations and to attract new guests to the Hotel at higher room rates.

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

EMPLOYEES

As of June 30, 2010, Portsmouth had three full-time employees. The employees of the Company are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

Employees of Justice and management of the Hotel are not unionized and the Company believes that their employee relationships are satisfactory. Most of the non-management employees of the Hotel are part of Local 2 of the Hotel Employees and Restaurant Employees Union ("UNITE HERE"). The Hotel's contract with Local 2 expired on August 14, 2009. While Local 2 has sent a statutory letter to the Hotel to open negotiations, no talks between the Hotel and union representatives have commenced to date. At this time, no disruptions to the operations of the Hotel are expected resulting from this expired and unresolved union contract.

The Hotel has two other labor agreements. A new contract with Stationary Engineers, Local 39 was reached on July 31, 2009 with an effective date retroactive to January 12, 2009 and an expiration date of January 11, 2011. A contract with Teamsters Local 856 expiring on December 31, 2008 was extended to December 31, 2010.

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

None.


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

HOTEL FINANCINGS

On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. The principal balance of the Prudential Loan was $27,723,000 as of June 30, 2010.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the "Second Prudential Loan") in a principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30-year amortization schedule. The Second Prudential

Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice. The principal balance of the Second Prudential Loan was $18,267,000 as of June 30, 2010.

The Partnership had a $2,500,000 unsecured revolving line of credit facility with a bank that was to mature on April 30, 2010. Borrowings under that line of credit bore interest at Prime plus 3.0% per annum or based on the Wall Street Journal Prime Rate (3.25%) plus 3.0% per annum, floating, (but subject to a minimum floor rate at 5.0% per annum). Borrowings under the line of credit were subject to certain financial covenants, which are measured annually at June 30th and December 31st based on the credit arrangement. Effective April 29, 2010, the Partnership obtained a modification from the bank which converted its revolving line of credit facility to a term loan. The Partnership also obtained a waiver of any prior noncompliance with financial covenants.

The modification provides that Justice will pay the $2,500,000 balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments of $41,000, calculated on a six-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the WSJ Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The modification includes financial covenants written to reflect financial conditions that all hotels are facing. The covenants include specific financial ratios and a return to minimum profitability by June 2011. Management believes that the Partnership has the ability to meet the specific covenants and the Partnership was in compliance with the covenants as of June 30, 2010. The Partnership paid a loan modification fee of $10,000. The loan continues as unsecured. As of June 30, 2010, the interest rate was 5.75% and the outstanding balance was $2,500,000. As of June 30, 2009, the interest rate was 6.25% and the outstanding balance on the line of credit was $1,811,000.

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

                               PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Portsmouth's common stock is traded on the OTC Bulletin Board ("OTCBB") under the symbol: PRSI.OB. The following table sets forth the range of the high and low bid quotations as reported by the OTCBB for Portsmouth's common stock for each full quarterly period for the years ended June 30, 2010 and 2009. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

         Fiscal 2010                                 High          Low
         -----------                                 ----          ---
      First Quarter (7/1 to 9/30)                  $ 35.00      $ 17.00
      Second Quarter (10/1 to 12/31)               $ 17.25      $ 17.10
      Third Quarter (1/1 to 3/31)                  $ 25.00      $ 17.25
      Fourth Quarter (4/1 to 6/30)                 $ 24.99      $ 17.55

         Fiscal 2009                                 High          Low
         -----------                                 ----          ---
      First Quarter (7/1 to 9/30)                  $ 34.25      $ 34.00
      Second Quarter (10/1 to 12/31)               $ 34.00      $ 20.20
      Third Quarter (1/1 to 3/31)                  $ 23.00      $ 17.00
      Fourth Quarter (4/1 to 6/30)                 $ 25.00      $ 17.00

HOLDERS

As of September 10, 2010, the number of holders of record of the Company's Common Stock was approximately 170. Such number of owners was determined from the Company's shareholders records and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various brokers, clearing agencies or other nominees. Including beneficial holders there are approximately 350 shareholders of the Company's Common Stock.

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

PURCHASES OF EQUITY SECURITIES

Portsmouth did not repurchase any of its own securities during the last quarter of its fiscal year ending June 30, 2010 and does not have any publicly announced repurchase program.

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


Fiscal Year Ended June 30, 2010 Compared to Fiscal Year Ended June 30, 2009

The Company had a net loss of $2,954,000 for the year ended June 30, 2010
compared to a net loss of $1,621,000 for the year ended June 30, 2009.   The
increase in the net loss is primarily attributable to the current year net loss on marketable securities of $621,000 compared to a net gain on marketable securities of 2,009,000 in the prior year and an increase in depreciation and amortization expense. This change was partially offset by a higher income tax benefit and improved hotel operations.

The Company had a loss on hotel operations of $2,192,000 for the year ended June 30, 2010, compared to a loss of $2,524,000 for the year ended March 31, 2009. The reduction in the loss was primarily attributable to a one-time loss related to the termination of the hotel garage lease in the amount of $684,000 which was incurred during fiscal 2009, partially offset by an increase in depreciation and amortization expense due to improvements to the Hotel during the current year, including upgrades to the guest rooms and installation of energy saving controls and devices.

The following table sets forth a more detailed presentation of Hotel operations for the years ended June 30, 2010 and 2009.


For the years ended June 30,                                    2010            2009
---------------------------                                 -----------     ----------
Hotel revenues:
 Hotel rooms                                               $ 24,848,000    $ 25,237,000
 Food and beverage                                            4,703,000       4,911,000
 Garage                                                       2,507,000       2,104,000
 Other operating departments                                    622,000         569,000
                                                             ----------      ----------
  Total hotel revenues                                       32,680,000      32,821,000

Operating expenses excluding interest, depreciation
  and amortization                                          (27,223,000)    (28,015,000)
                                                             ----------      ----------
Operating income before interest, depreciation and
 amortization                                                 5,457,000       4,806,000

Interest expense                                             (2,902,000)     (2,873,000)
Depreciation and amortization expense                        (4,747,000)     (4,457,000)
                                                             ----------      ----------
Loss from hotel operations                                  $(2,192,000)    $(2,524,000)
                                                             ==========      ==========

For the fiscal year ended June 30, 2010, the Hotel generated operating income of approximately $5,457,000 before interest, depreciation and amortization, on operating revenues of approximately $32,680,000 compared to operating income of approximately $4,806,000 before interest, depreciation and amortization, on operating revenues of approximately $32,821,000 for the fiscal year ended June 30, 2009. The increase in Hotel operating income from fiscal 2009 to 2010 is primarily attributable to a one-time loss on the termination of the garage lease in the amount of $684,000 which was included in operating expenses in fiscal 2009, partially offset by a $141,000 decline in total hotel revenues in fiscal 2010.

Room revenues decreased by approximately $389,000 for the fiscal year ended June 30, 2010 when compared to fiscal year ended June 30, 2009 and food and beverage revenues decreased by approximately $208,000 for the same period. The decrease in room revenues was primarily attributable to a significant decline in average daily room rates during fiscal 2010 as hotels in the San Francisco market continued to reduce room rates in an effort to maintain occupancy levels in a very competitive market. Many hotels have been forced to adopt this strategy due to a severe reduction in higher rated corporate and group business travel, which has been replaced by discounted business from Internet channels. The decrease in food and beverage revenues is primarily attributable to decline in banquet and catering business as companies continue with cuts in business travel, corporate meetings and events. The declines in room and food and beverage revenue were partially offset by a $403,000 increase in garage revenues due to the termination of the garage lease effective October 1, 2008 and the integration of those operations into those of the Hotel.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the fiscal years ended June 30, 2010 and 2009.

Fiscal Year Ended          Average           Average
     June 30,             Daily Rate        Occupancy%         RevPar
-----------------         ----------        ---------         --------
      2010                   $143              87%              $125
      2009                   $157              81%              $127

The operations of the Hotel continued to be impacted by the significant downturn in the domestic and international economies and markets. Room rates continue to be the toughest challenge as the Hotel's average daily room rate was approximately $14 lower for the fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009. However, due to increased sales and marketing efforts in the face of difficult economic conditions and greater competition, the Hotel was able to boost occupancy rates by approximately 6% over the comparable period. As a result, the Hotel was able to achieve a RevPar number that compared very favorably to its competitive set.

In this highly competitive market, management has also continued to focus on ways to enhance the guest experience as well as improve operating efficiencies. The Hotel has recently upgraded its guest room with newer flat panel television systems that provide guests with greater entertainment options. The Hotel has also installed many energy saving controls and devices as part of its efforts to become greener and reduce operating costs. Management will continue to explore new and innovative ways to improve operations and attract new guests to the Hotel at higher room rates.

The Company had a net loss on marketable securities of $621,000 for the year ended June 30, 2010 as compared to a net gain on marketable securities of $2,009,000 for the year ended June 30, 2009. For the year ended June 30, 2010, the Company had a net realized gain of $2,158,000 and a net unrealized loss of $2,779,000. For the year ended June 30, 2009, the Company had a net realized loss of $403,000 and a net unrealized gain of $2,412,000. Gains and losses on marketable securities and other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities and other investments for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Dividend and interest income increased to $162,000 from the year ended June 30, 2010 from $105,000 for the year ended June 30, 2009 due to the increased investment in income yielding securities.

Margin interest and trading expenses increased to $292,000 for the year ended June 30, 2010 from $206,000 for the year ended June 30, 2009. The increase is primarily due to the increase in margin interest expense to $117,000 for the year ended June 30, 2010 from $24,000 for the year ended June 30, 2009. The increase is the result of the maintenance of higher margin balances.

The Company may also invest, with the approval of the Securities Investment Committee and other company guidelines, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments, net of other than temporary impairment losses. As of June 30, 2010, the Company had net other investments of $2,513,000. Included in other investments are investments in corporate debt and equity instruments which had attached warrants that were considered derivative instruments. The Company recorded an unrealized gain of $71,000 related to these warrants during the year ended June 30, 2010. During the years ended June 30, 2010 and 2009, the Company performed an impairment analysis of its other investments and determined that its investments had other than temporary impairments and recorded impairment losses of $657,000 and $615,000, respectively.

During the year ended June 30, 2010, the provision for income tax benefit increased to $1,181,000 from $191,000 for the year ended June 30, 2009.
The effective tax rate is significantly higher for the year ended June 30, 2010 as compared to the year ended June 30, 2009 primarily due to a lower net loss from Justice which resulted in a lower amount of noncontrolling interest that was reconciled against the net loss of the Company for income tax calculation purposes.


MARKETABLE SECURITIES AND OTHER INVESTMENTS

As of June 30, 2010 and 2009, the Company had investments in marketable equity securities of $2,323,000 and $5,987,000, respectively. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as:


 June 30, 2010                                              % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Investment funds                         751,000               32.3%
   REITs                                    493,000               21.2%
   Healthcare                               276,000               11.9%
   Services                                 261,000               11.2%
   Financial services                       214,000                9.2
   Other                                    328,000               14.2%
                                         ----------              ------
                                       $  2,323,000              100.0%
                                         ==========              ======

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
                                         ==========              ======

The Company's investment portfolio is diversified with 23 different equity positions. The Company holds five individual equity securities that comprise individually more than 5% of the equity value of the portfolio, with the largest being 27.3%. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

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

As of June 30, 2010 and 2009, the Company had net other investments of $2,513,000 and $2,409,000, respectively. Included in the net other investments are notes and convertible notes in Comstock Mining, Inc., a public company, that had a carrying value of $750,000 (net of impairment adjustments) as of June 30, 2010. The face value of these notes and convertible notes as of June 30, 2010 totaled approximately $4,328,000, which includes $2,998,000 of principal and $1,330,000 of accrued interest. Comstock Mining is currently working with its debt holders, including the Company, to restructure its debt and capital structure.


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

The Hotel started to generate cash flows from its operations in June 2006. For the fiscal year ended June 30, 2009, Justice paid a total of $850,000 in limited partnership distributions, of which the Company received $425,000. The fiscal 2009 distributions were paid in September 2008, after which the San Francisco hotel market began to feel the full impact of the significant downturn in domestic and international economies that continued throughout fiscal 2009 and 2010. As a result, no Partnership distributions were paid in fiscal 2010. Since no significant improvement in economic conditions is expected in the lodging industry until sometime during 2011, no limited partnership distributions are anticipated in the foreseeable future. The general partners will continue to monitor and review the operations and financial results of the Hotel and to set the amount of any future distributions that may be appropriate based on operating results, cash flows and other factors, including establishment of reasonable reserves for debt payments and operating contingencies.

The new Justice Compensation Agreement that became effective on December 1, 2008, when Portsmouth assumed the role of managing general partner of Justice, has provided additional cash flows to the Company. Under the new Compensation Agreement, Portsmouth is now entitled to 80% of the minimum base fee to be paid to the general partners of $285,000, while under the prior agreement, Portsmouth was entitled to receive only 20% of the minimum base fee. As a result, total general partner fees paid to Portsmouth for the year ended June 30, 2010 increased to $264,000, compared to $222,000 for the year ended June 30, 2009.

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. The principal balance of the Prudential Loan was $27,723,000 as of June 30, 2010.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the "Second Prudential Loan") in a principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice. The principal balance of the Second Prudential Loan was $18,267,000 as of June 30, 2010.

Justice had a $2,500,000 unsecured revolving line of credit facility with East West Bank (formerly United Commercial Bank) that was to mature on April 30, 2010. Borrowings under that line of credit bore interest at Prime plus 3.0% per annum or based on the Wall Street Journal Prime Rate (3.25%) plus 3.0% per annum, floating, (but subject to a minimum floor rate at 5.0% per annum). Borrowings under the line of credit were subject to certain financial covenants, which are measured annually at June 30th and December 31st based on the credit arrangement. Effective April 29, 2010, the Partnership obtained a modification from the bank which converted its revolving line of credit facility to a term loan. The Partnership also obtained a waiver of any prior noncompliance with financial covenants.

The modification provides that Justice will pay the $2,500,000 balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments of $41,000, calculated on a six-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the WSJ Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The modification includes financial covenants written to reflect financial conditions that all hotels are facing. The covenants include specific financial ratios and a return to minimum profitability by June 2011. Management believes that the Partnership has the ability to meet the specific covenants and the Partnership was in compliance with the covenants as of June 30, 2010. The Partnership paid a loan modification fee of $10,000. The loan continues as unsecured. As of June 30, 2010, the interest rate was 5.75% and the outstanding balance was $2,500,000. As of June 30, 2009, the interest rate was 6.25% and the outstanding balance on the line of credit was $1,811,000.

Despite the downturns in the economy, the Hotel has continued to generate positive cash flows. While the debt service requirements related to the two Prudential loans, as well as the new term loan to pay off the line of credit, may create some additional risk for the Company and its ability to generate cash flows in the future since the Partnership's assets had been virtually debt free for a number of years, management believes that cash flows from the operations of the Hotel and the garage will continue to be sufficient to meet all of the Partnership's current and future obligations and financial requirements. Management also believes that there is sufficient equity in the Hotel assets to support future borrowings, if necessary, to fund any new capital improvements and other requirements.

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


MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company's material financial obligations which also includes interest.

                                   Total        Year 1       Year 2       Year 3       Year 4       Year 5      Thereafter
                                 -----------   ----------   ----------   ----------   ----------   ----------   -----------
Mortgage notes payable           $58,882,000   $3,410,000   $3,410,000   $3,410,000   $3,410,000   $3,410,000   $41,832,000
Other notes payable                4,274,000    1,234,000      708,000      694,000    1,629,000        9,000             -
                                  ----------    ---------    ---------    ---------    ---------    ---------    ----------
Total                            $63,156,000   $4,644,000   $4,118,000   $4,104,000   $5,039,000   $3,419,000   $41,832,000
                                  ----------    ---------    ---------    ---------    ---------    ---------    ----------

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


Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.


Item 8.  Financial Statements


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                         PAGE

Report of Independent Registered Public Accounting Firm             23

Consolidated Balance Sheets - June 30, 2010 and 2009                24

Consolidated Statements of Operations - For
  Years Ended June 30, 2010 and 2009                                25

Consolidated Statements of Shareholders' Deficit -
  For Years Ended June 30, 2010 and 2009                            26

Consolidated Statements of Cash Flows - For
  Years Ended June 30, 2010 and 2009                                27

Notes to the Consolidated Financial Statements                      28 - 47

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
   Shareholders of Portsmouth Square, Inc.:

We have audited the accompanying consolidated balance sheets of Portsmouth Square, Inc. and its subsidiary (the Company) as of June 30, 2010 and 2009, and the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Portsmouth Square, Inc. and its subsidiary as of June 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests effective July 1, 2009.



/s/ Burr Pilger Mayer, Inc.
San Francisco, California
September 24, 2010


                       PORTSMOUTH SQUARE, INC.
                       CONSOLIDATED BALANCE SHEETS

                                                       June 30, 2010      June 30, 2009
                                                        ------------       ------------
Assets
  Investment in hotel, net                              $ 33,708,000       $ 36,342,000
  Investment in real estate                                  973,000            973,000
  Investment in marketable securities                      2,323,000          5,987,000
  Other investments, net                                   2,513,000          2,409,000
  Cash and cash equivalents                                  522,000            209,000
  Accounts receivable, net                                 1,573,000          1,271,000
  Other assets, net                                        1,561,000          1,684,000
  Deferred tax asset                                       4,891,000          3,709,000
                                                        ------------       ------------
Total assets                                            $ 48,064,000       $ 52,584,000
                                                        ============       ============
Liabilities and Shareholders' Deficit
Liabilities
  Accounts payable and other liabilities                $  7,763,000       $  7,251,000
  Due to securities broker                                   226,000          1,514,000
  Obligations for securities sold                             79,000            699,000
  Line of Credit                                                   -          1,811,000
  Other notes payable                                      3,688,000          1,280,000
  Mortgage notes payable                                  45,990,000         46,757,000
                                                        ------------       ------------
Total liabilities                                         57,746,000         59,312,000
                                                        ------------       ------------

Commitments and contingencies
Shareholders' deficit:
Common stock, no par value; 750,000 authorized shares;
 734,183 shares issued and outstanding                     2,092,000          2,092,000
Additional paid-in capital                                   916,000            916,000
Accumulated deficit                                       (2,860,000)        (1,140,000)
                                                        ------------       ------------
Total Portsmouth shareholders' equity                        148,000          1,868,000
Noncontrolling interest                                   (9,830,000)        (8,596,000)
                                                        ------------       ------------
Total Shareholders' deficit                               (9,682,000)        (6,728,000)
                                                        ------------       ------------
Total liabilities and shareholders' deficit             $ 48,064,000       $ 52,584,000
                                                        ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                            PORTSMOUTH SQUARE, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30,                         2010           2009
                                                  ----------     -----------

Revenue - hotel                                  $32,680,000     $32,821,000
                                                  ----------      ----------
Costs and operating expenses
 Hotel operating expenses                        (27,223,000)    (27,331,000)
 Loss on termination of garage lease                       -        (684,000)
 Depreciation and amortization expense            (4,747,000)     (4,457,000)
 General and administrative expense                 (606,000)       (581,000)
                                                  ----------      ----------
Total costs and operating expenses               (32,576,000)    (33,053,000)
                                                  ----------      ----------

Income(loss) from operations                         104,000        (232,000)
                                                  ----------      ----------
Other income(expense)
 Interest expense                                 (2,902,000)     (2,873,000)
 Net (loss)gain on marketable securities            (621,000)      2,009,000
 Net unrealized gain on other investments             71,000               -
 Impairment loss on other investments               (657,000)       (615,000)
 Dividend and interest income                        162,000         105,000
 Trading and margin interest expense                (292,000)       (206,000)
                                                  ----------      ----------
Net other expense                                 (4,239,000)     (1,580,000)
                                                  ----------      ----------

Loss before income taxes                          (4,135,000)     (1,812,000)
Income tax benefit                                 1,181,000         191,000
                                                  ----------      ----------
Net loss                                          (2,954,000)     (1,621,000)
Less: Net loss attributable to the
 Noncontrolling interest                           1,234,000               -
                                                  ----------      ----------
Net loss attributable to Portsmouth               (1,720,000)     (1,621,000)
                                                  ==========      ==========

Basic and diluted loss per share                 $     (2.34)    $     (2.21)
                                                  ==========      ==========
Weighted average number of common shares
 outstanding                                         734,183         734,183
                                                  ==========      ==========


The accompanying notes are an integral part of these consolidated financial statements.


                             PORTSMOUTH SQUARE, INC.
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT


                                                            Retained        Total
                           Common Stock         Additional   Earnings     Portsmouth                        Total
                         --------------------    Paid-In   (Accumulated  Shareholders'  Noncontrolling   Shareholders'
                         Shares      Amount      Capital     Deficit)       Equity        Interest         Deficit
                         -------   ----------   ----------  ----------   ------------   --------------   -------------
Balance at
June 30, 2008            734,183   $2,092,000   $  916,000 $   906,000  $   3,914,000  $    (8,596,000)  $  (4,682,000)

Net loss                                                    (1,621,000)    (1,621,000)                      (1,621,000)

Distributions to
 noncontrolling interest                                      (425,000)      (425,000)                        (425,000)

                         -------   ----------   ----------  ----------   ------------   --------------   -------------
Balance at
June 30, 2009            734,183    2,092,000      916,000  (1,140,000)     1,868,000       (8,596,000)     (6,728,000)

Net loss                                                    (1,720,000)    (1,720,000)      (1,234,000)     (2,954,000)

                         -------   ----------   ----------  ----------   ------------   --------------   -------------
Balance at
June 30, 2010            734,183   $2,092,000   $  916,000 $(2,860,000)  $    148,000   $   (9,830,000)  $  (9,682,000)
                         =======   ==========   ==========  ==========   ============   ==============   =============

The accompanying notes are an integral part of these consolidated financial statements.


                            PORTSMOUTH SQUARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30,                         2010           2009
                                                  ----------     ------------
Cash flows from operating activities:
  Net loss                                       $(2,954,000)    $(1,621,000)
  Adjustments to reconcile net loss
   to net cash provided by operating activities:
    Net unrealized loss(gain) on marketable
     securities                                    2,779,000      (2,412,000)
    Impairment loss on other investments             657,000         615,000
    Unrealized gain on other investments             (71,000)              -
    Depreciation and amortization                  4,747,000       4,457,000
    Loss on termination of lease                           -         684,000
    Changes in assets and liabilities:
      Investment in marketable securities            885,000        (617,000)
      Account receivable                            (302,000)       (131,000)
      Other assets                                   170,000          70,000
      Accounts payable and other liabilities         515,000         916,000
      Due to securities broker                    (1,288,000)        482,000
      Obligations for securities sold               (620,000)        699,000
      Deferred tax asset                          (1,182,000)       (192,000)
                                                  ----------      ----------
  Net cash provided by operating activities        3,336,000       2,950,000
                                                  ----------      ----------

Cash flows from investing activities:
  Capital expenditures for furniture, equipment
   and building improvements                      (1,409,000)     (1,304,000)
  Other investments                                 (690,000)       (535,000)
                                                  ----------       ----------
  Net cash used in investing activities           (2,099,000)     (1,839,000)
                                                  ----------      ----------
Cash flows from financing activities:
  Borrowings from line of credit                     689,000         298,000
  Principal payments on mortgage note payable       (767,000)       (725,000)
  Payments of other notes payable                   (846,000)       (535,000)
  Cash distributions to minority partners                  -        (425,000)
                                                  ----------      ----------
  Net cash used in financing activities             (924,000)     (1,387,000)
                                                  ----------      ----------
Net increase(decrease) in cash
  and cash equivalents                               313,000        (276,000)

Cash and cash equivalents at the beginning
 of the year                                         209,000         485,000
                                                  ----------      ----------
Cash and cash equivalents at the end of the
 year                                            $   522,000     $   209,000
                                                  ==========      ==========
Supplemental information:

  Income tax paid                                $     1,000     $     1,000
                                                  ==========      ==========
  Interest paid                                  $ 3,019,000     $ 2,897,000
                                                  ==========      ==========
  Conversion of line of credit into other notes
  Payable                                        $ 2,500,000     $         -
                                                  ==========      ==========
 Fixed assets acquired through capital lease     $   754,800     $         -
                                                  ==========      ==========
 Note payable issued under the installment
   sale agreement                                $         -         727,000
                                                  ==========      ==========
 Fixed assets acquired and note payable assumed
   under the installment sale agreement          $         -        (43,000)
                                                  ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                            PORTSMOUTH SQUARE, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business

As of June 30, 2010, Santa Fe Financial Corporation ("Santa Fe"), a public company, owns approximately 68.8% of the outstanding common shares of Portsmouth Square, Inc. ("Portsmouth" or the "Company"). Santa Fe is a 76%- owned subsidiary of The InterGroup Corporation ("InterGroup"), a public company. InterGroup also directly owns approximately 11.7% of the common stock of Portsmouth.

Portsmouth's primary business is conducted through its general and limited partnership interest in Justice Investors, a California limited partnership ("Justice" or the "Partnership"). Portsmouth has a 50.0% limited partnership interest in Justice and serves as one of the two general partners. The other general partner, Evon Corporation ("Evon"), served as the managing general partner until December 1, 2008 at which time Portsmouth assumed the role of managing general partner. As discussed in Note 2, the financial statements of Justice are consolidated with those of the Company.

Justice owns a 544-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the Hotel) and related facilities including a five level underground parking garage. The Hotel is operated by the partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with Hilton Hotels Corporation. Justice also has a Management Agreement with Prism Hospitality L.P. (Prism) to perform the day-to-day management functions of the Hotel.

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with generally accepted accounting principles
(GAAP). If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset's remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. No impairment losses were recorded for the years ended June 30, 2010 and 2009.

Investment in Marketable Securities

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading securities with all unrealized gains and losses on the Company's investment portfolio recorded through the consolidated statements of operations.

Other Investments, Net

Other investments include non-marketable securities that are carried at cost net of any impairment loss and non-marketable warrants carried at fair value. The Company has no significant influence or control over the entities that issue these investments. These investments are reviewed on a periodic basis for other-than-temporary impairment. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time an investment is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For the years ended June 30, 2010 and 2009, the Company recorded impairment losses related to other investments of $657,000 and $ 615,000, respectively.

Derivative Financial Instruments

The Company has investments in stock warrants that are considered derivative instruments.

Derivative financial instruments, as defined in ASC 815-10-15-83, "Derivatives and Hedging"(pre-Codification SFAS No. 133 Accounting for Derivative Financial Instruments and Hedging Activities ), consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value on the Company's consolidated balance sheet with the related unrealized gain or loss recorded in the Company's consolidated statement of operations. The Company used the Black-Scholes option valuation model to estimate the fair value these instruments which requires management to make significant assumptions including trading volatility, estimated terms, and risk free rates. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based models are highly volatile and sensitive to changes in the trading market price of the underlying common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company's consolidated statement of operations will reflect the volatility in these estimate and assumption changes.

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

Other Assets, Net

Other assets includes loan fees, franchise fees and license fees. Loan fees are stated at cost and amortized over the term of the loan using the effective interest method. Franchise fees are stated at cost and amortized over the life of the agreement (15 years). License fees are stated at cost and amortized over 10 years.

Income Taxes

Deferred income taxes are calculated under the liability method. Deferred income tax assets and liabilities are based on differences between the financial statement and tax basis of assets and liabilities at the current enacted tax rates. Changes in deferred income tax assets and liabilities are included as a component of income tax expense. Changes in deferred income tax assets and liabilities attributable to changes in enacted tax rates are charged or credited to income tax expense in the period of enactment. Valuation allowances are established for certain deferred tax assets where realization is not likely.

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the "more-likely-than-not" threshold based on the technical merits of the positions.

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

Accounts Payable and Other Liabilities

Accounts payable and other liabilities include trade payables, advance deposits and other liabilities.

Fair Value of Financial Instruments

The Company accounts for its assets and liabilities under accounting standards of fair value measurement. Under these standards, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date. Accounting standards for fair value measurement establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the observability of inputs as follows:

Level 1-inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2-inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3-inputs to the valuation methodology are unobservable and significant to the fair value.

Environmental Remediation Costs

Liabilities for environmental remediation costs are recorded and charged to expense when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Recoveries of such costs are recognized when received. As of June 30, 2010 and 2009, there were no liabilities for environmental remediation.

Revenue Recognition

Room revenue is recognized on the date upon which a guest occupies a room and/or utilizes the Hotel's services. Food and beverage revenues are recognized upon delivery. Garage revenue is recognized when a guest uses the garage space.

Rental revenue is recognized on the straight-line method of accounting whereby contractual rent payment increases are recognized evenly over the lease term, regardless of when the rent payments are received by Justice. The leases contain provisions for base rent plus a percentage of the lessees' revenues, which are recognized when earned.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $278,000 and $273,000 for the years ended June 30, 2010 and 2009, respectively.

Basic and Diluted Loss per Share

Basic loss per share is calculated based upon the weighted average number of common shares outstanding during each fiscal year. As of June 30, 2010 and 2009, the Company did not have any potentially dilutive securities outstanding.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which was primarily codified into Accounting Standards Codification (ASC) Topic
105. This standard became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification was effective for interim or annual financial periods ended after September 15, 2009. The Company adopted ASC 105 beginning the quarter ended September 30, 2009. The adoption of ASC 105 did not have a material impact on our consolidated financial position, results of operations and cash flows. Additionally, the FASB now uses Accounting Standards Updates (ASU) to amend ASC.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), which has been codified into ASC Topic 810-10, "Consolidation". It clarifies that related parties should be considered when evaluating the criteria for determining whether a decision maker's or service provider's fee represents a variable interest. In addition, the amendments clarify that a quantitative calculation should not be the sole basis for evaluating whether a decision maker's or service provider's fee represents a variable interest. This guidance will be effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009. Early application is not permitted. Management does not anticipate that the adoption of this guidance will have a material effect on the Company's consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which was primarily codified into ASC Topic 855 and updated by ASU 2010-09. The Company adopted ASC Topic 855 which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For non-recognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. ASC Topic 855 is consistent with current practice and did not have any impact on the Company's consolidated financial statements. Subsequent events were evaluated through the date the consolidated financial statements were issued.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements-an amendment of ARB No. 51" which was primarily codified into ASC Topic 810, "Consolidation." ASC Topic 810 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. This standard also establishes reporting requirements that provide disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC Topic 810 required retrospective adoption of the presentation and disclosure requirements for previously existing minority interests. All other requirements are to be applied prospectively. This standard is effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions beginning July 1, 2009. Prior to adopting this standard, the Company absorbed 100% of the net loss and accumulated deficit of Justice Investors as of June 30, 2009. Effective July 1, 2009 under ASC Topic 810, losses attributable to the parent and the noncontrolling interest in a subsidiary shall be attributed to those respective interests. That is, the noncontrolling interest shall continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. As a result, upon adoption, the Company recalculated the accumulated deficit pertaining to noncontrolling interest totaling $8,596,000 as of June 30, 2009 and 2008, respectively and reclassified such amount as a separate component of the shareholders' equity (deficit). However, the losses attributed to the noncontrolling interest were not adjusted in the consolidated statement of operations for the year ended June 30, 2009.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" which was primarily codified into ASC Topic 825, "Financial Instruments." ASC Topic 825 provides entities with an irrevocable option to report selected financial assets and financial liabilities at fair value. It also establishes presentation and disclosure requirements that are designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company adopted ASC Topic 825 on July 1, 2008 and chose not to elect the fair value option for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as other assets, accounts payable, line of credit, other notes payable and mortgage payables are reported at their carrying values.

In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures About Fair Value Measurements." Effective January 1, 2010, ASU 2010-06 requires the separate disclosure of significant transfers into and out of the Level 1 and Level 2 categories and the reasons for such transfers, and also requires fair value measurement disclosures for each class of assets and liabilities as well as disclosures about valuation techniques and inputs used for recurring and nonrecurring Level 2 and Level 3 fair value measurements. Effective in fiscal years beginning after December 31, 2010, ASU 2010-06 also requires Level 3 disclosure of purchases, sales, issuances and settlements activity on a gross rather than a net basis. These amendments resulted in additional disclosures in the Company's consolidated financial statements.

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

NOTE 2 - JUSTICE INVESTORS

On July 14, 2005, the FASB issued Staff Position (FSP) SOP 78-9-1, "Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5" which was codified into ASC Topic 910-810, "Real Estate - General - Consolidation", to amend the guidance in AICPA Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures" (SOP 78-9) to be consistent with the consensus in Emerging Issues Task Force Issue No. 04-5 "Determining Whether a
General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" which was codified into ASC 810-20, "Consolidation", eliminated the concept of "important rights"(ASC Topic 970-810) and replaces it with the concepts of "kick out rights" and "substantive participating rights". In accordance with guidance set forth in ASC Topic 970-20, Portsmouth has applied the principles of accounting applicable for investments in subsidiaries due to its substantial limited partnership interest and general partnership rights and has consolidated the financial statements of Justice with those of the Company effective as of July 1, 2006. For the years ended June 30, 2010 and 2009, the results of operations for Justice were consolidated with those of the Company.

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

NOTE 3 - INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

June 30, 2010                                Accumulated        Net Book
                               Cost          Depreciation        Value
                          ------------       ------------     ------------
Land                      $  1,124,000       $          -     $  1,124,000
Furniture and equipment     18,392,000        (14,711,000)       3,681,000
Building and improvements   46,400,000        (17,497,000)      28,903,000
                          ------------       ------------     ------------
                          $ 65,916,000       $(32,208,000)    $ 33,708,000
                          ============       ============     ============

June 30, 2009                                Accumulated        Net Book
                               Cost          Depreciation        Value
                          ------------       ------------     ------------
Land                      $  1,124,000       $          -     $  1,124,000
Furniture and equipment     16,939,000        (11,262,000)       5,677,000
Building and improvements   45,693,000        (16,152,000)      29,541,000
                          ------------       ------------     ------------
                          $ 63,756,000       $(27,414,000)    $ 36,342,000
                          ============       ============     ============

Depreciation expense for the years ended June 30, 2010 and 2009 were $4,692,000 and $4,402,000 respectively.

The Partnership leases certain equipment under agreements that are classified as capital leases. The cost of equipment under capital leases was $2,108,000 and $959,000 as of June 30, 2010 and 2009, respectively. The accumulated amortization on capital leases was $1,046,000 and $670,000 as of June 30, 2010 and 2009, respectively.


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

NOTE 5 - INVESTMENT IN MARKETABLE SECURITIES

At June 30, 2010 and June 30, 2009, all of the Company's marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

                              Gross           Gross            Net            Market
Investment    Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
As of June 30, 2010
Corporate
Equities   $  2,015,000    $ 544,000      ($ 236,000)      $ 308,000        $2,323,000


As of June 30, 2009

Corporate
Equities   $  2,896,000    $ 3,442,000     ($  351,000)      $ 3,091,000     $5,987,000


As of June 30, 2010 and 2009, the Company had $165,000 and $137,000,
respectively, of unrealized losses related to securities held for over one year.

The net gain(loss) on marketable securities on the statement of operations is comprised of realized and unrealized gains(losses). Below is the composition of the two components for the years ended June 30, 2010 and 2009, respectively.

For the years ended June 30,                          2010             2009
                                                  -----------      -----------
Realized gain(loss) on marketable securities      $ 2,158,000     $   (403,000)
Unrealized gain(loss) on marketable securities     (2,779,000)       2,412,000
                                                  -----------      -----------
Net gain(loss) on marketable securities           $  (621,000)     $ 2,009,000
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

Other investments, net consist of the following:


            Type                           June 30, 2010     June 30, 2009
   ---------------------------         -----------------  ----------------
   Private equity hedge fund           $       1,352,000  $      2,009,000
   Corporate debt instruments                    925,000           400,000
   Warrants - at fair value                      236,000                 -
                                       -----------------  ----------------
                                       $       2,513,000  $      2,409,000
                                       =================  ================

During the years ended June 30, 2010 and 2009, the Company recorded impairment losses of $657,000 and $615,000, respectively.

As of June 30, 2010, the Company had investments in corporate debt and equity instruments which had attached warrants that were considered derivative instruments. These warrants have an allocated cost basis of $165,000 and a fair market value of $236,000 as of June 30, 2010. During the year ended June 30, 2010, the Company had an unrealized gain of $71,000 related to these warrants.


NOTE 7 - FAIR VALUE MEASUREMENTS

The carrying values of the Company's non-financial instruments approximate fair value due to their short maturities(i.e., accounts receivable, other assets, accounts payable and other liabilities, due to securities broker, obligations for securities sold, line of credit) or the nature and terms of the obligation(i.e., other notes payable and mortgage note payable).

The assets measured at fair value on a recurring basis as of June 30, 2010 are as follows:


Assets:                                 Level 1      Level 2        Level 3        June 30, 2010
-----------                            ---------    ---------      ---------       --------------
Cash                                  $ 522,000    $      -       $      -           $  522,000
                                       ---------                                      ---------
Other investments - warrants                   -     236,000              -             236,000
                                                     -------                          ---------
Investment in marketable securities
  Investment funds                       751,000                                        751,000
  REITs                                  493,000                                        493,000
  Healthcare                             276,000                                        276,000
  Services                               261,000                                        261,000
  Financial services                     214,000                                        214,000
  Other                                  328,000                                        328,000
                                       ---------                                      ---------
                                       2,323,000                                      2,323,000
                                       ---------     --------       --------          ---------
                                      $2,845,000    $ 236,000      $       -         $3,081,000
                                       =========     ========       ========          =========

The assets measured at fair value on a recurring basis as of June 30, 2009 are as follows:


Assets:                                 Level 1      Level 2        Level 3        June 30, 2009
-----------                            ---------    ---------      ---------       -------------
Cash                                  $  209,000    $      -       $      -          $  209,000
                                       ---------                                      ---------

Investment in marketable securities
  Dairy product                        2,935,000                                      2,935,000
  REITS and financial                  1,294,000                                      1,294,000
  Basic materials and energy             563,000                                        563,000
  Electronic traded funds                498,000                                        498,000
  Services                               241,000                                        241,000
  Other                                  456,000                                        456,000
                                      ----------                                      ---------
                                       5,987,000                                      5,987,000
                                       ---------    --------       --------           ---------
                                      $6,196,000   $       -      $       -          $6,196,000
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


                                                                                          Gain(loss) for the
                                                                                          For the year ended
Assets:                           Level 1    Level 2      Level 3      June 30, 2010         June 30, 2010
-----------                      ---------  ---------    ---------   ------------------   ------------------
Other non-marketable investments        -          -     $2,277,000     $2,277,000             $(657,000)


                                                                                          Gain(loss) for the
                                                                                          For the year ended
Assets:                           Level 1    Level 2      Level 3      June 30, 2009        June 30, 2009
-----------                      ---------  ---------    ---------   ------------------   ------------------
Other non-marketable investments        -          -     $2,409,000     $2,409,000             $(615,000)


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


NOTE 8 - OTHER ASSETS, NET

Other assets consist of the following as of June 30:

                                   2010         2009
                                ----------   ----------
  Inventory                     $  534,000   $  483,000
  Prepaid expenses                 557,000      679,000
  Miscellaneous assets, net        470,000      522,000
                                ----------   ----------
  Total other assets            $1,561,000   $1,684,000
                                ==========   ==========

Amortization expense of loan fees and franchise costs for the years ended June 30, 2010 and 2009 was $55,000 for each year.


NOTE 9 - OTHER NOTES PAYABLE AND LINE OF CREDIT

The Partnership had a $2,500,000 unsecured revolving line of credit facility with a bank that was to mature on April 30, 2010. Borrowings under that line of credit bore interest at Prime plus 3.0% per annum or based on the Wall Street Journal Prime Rate (3.25%) plus 3.0% per annum, floating, (but subject to a minimum floor rate at 5.0% per annum). Borrowings under the line of credit were subject to certain financial covenants, which are measured annually at June

30th and December 31st based on the credit arrangement. Effective April 29, 2010, the Partnership obtained a modification from the bank which converted its revolving line of credit facility to a term loan. The Partnership also obtained a waiver of any prior noncompliance with financial covenants.

The modification provides that Justice will pay the $2,500,000 balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments of $41,000, calculated on a six-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the WSJ Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The modification includes financial covenants written to reflect financial conditions that all hotels are facing. The covenants include specific financial ratios and a return to minimum profitability by June 2011. Management believes that the Partnership has the ability to meet the specific covenants and the Partnership was in compliance with the covenants as of June 30, 2010. The Partnership paid a loan modification fee of $10,000. The loan continues as unsecured. As of June 30, 2010, the interest rate was 5.75% and the outstanding balance was $2,500,000. As of June 30, 2009, the interest rate was 6.25% and the outstanding balance on the line of credit was $1,811,000.

The Partnership has short-term financing agreements with a financial institution for the payment of its general, property, and workers' compensation insurance. The notes payable under these financing agreements bear interest at 3.8% per annum and payable in equal monthly installments (principal and interest) through December 2010. The notes payable at June 30, 2010 and 2009, were $176,000 and $246,000, respectively.

As of June 30, 2010 and 2009, the Partnership also has a note payable due to Evon Corporation in the amount of $143,000 and $480,000, respectively. This note has an annual fixed interest rate of 2.5% and matures on November 15, 2010. As of June 30, 2010 and 2009, the Partnership also has a note payable to Ace Parking Management, Inc., in the amount of $36,000 and $104,000, respectively. This note has an annual fixed interest rate of 8.5% and matures on October 31, 2010.

Justice leases certain equipment under capital leases expiring in various years through 2012. The capital lease obligations at June 30, 2010 and 2009, were $833,000 and $450,000, respectively. These notes were included as part of accounts payable and other liabilities on the consolidated balance sheets

Minimum future lease payments for assets under capital leases as of June 30, 2010 for each of the next five years and in aggregate are:

    Year ending June 30
          2011                                         $ 441,000
          2012                                           213,000
          2013                                           199,000
          2014                                           140,000
          2015                                             9,000
                                                        --------
            Total minimum lease payments:              1,002,000
            Less interest on capital leases             (169,000)
                                                        --------
            Present value of minimum lease payments      833,000
                                                        ========

NOTE 10 - MORTGAGE NOTES PAYABLE

The Company had the following mortgages:



  June 30, 2010   June 30, 2009     Interest Rate   Origination Date     Maturity Date
  -------------   -------------     -------------   ----------------     --------------
  $  27,723,000   $  28,242,000     Fixed 5.22%     July 27, 2005        August 5, 2015
     18,267,000      18,515,000     Fixed 6.42%     March 27, 2007       August 5, 2015
  -------------   -------------
  $  45,990,000   $  46,757,000
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

Future minimum payments for all notes payable (including the $3,688,000 other notes payable less the $833,000 capital lease obligations) are as follows:

        For the year ending June 30,

          2011                       $  1,376,000
          2012                          1,322,000
          2013                          1,306,000
          2014                          2,387,000
          2015                          1,015,000
          Thereafter                   41,439,000
                                      -----------
                                     $ 48,845,000
                                      ===========

NOTE 11 - HOTEL RENTAL INCOME AND TERMINATION OF GARAGE LEASE

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

Prior to the installment sale agreement, the garage lease had provided for a monthly rental equal to the greater of the sum of $20,000, or an amount equal to 60% of gross parking revenues as defined by the lease. For the three months ended September 30, 2008, the Partnership recorded rental income from Evon of $402,000.

The Partnership has a lease agreement with Tru Spa, LLC (Tru Spa) for the use of the spa facilities expiring in May 2013. The lease provides the Partnership with minimum monthly payments of $14,000, subject to increases based on the Consumer Price Index. Minimum future rentals to be received under this non-cancellable lease as of June 30, 2010 are as follows:

   For the year ending June 30,
       2011                       $      165,000
       2012                              165,000
       2013                              151,000
                                  --------------
                                  $      481,000
                                  ==============


NOTE 12 - MANAGEMENT AGREEMENT

On February 2, 2007, the Partnership entered into an agreement with Prism to manage and operate the Hotel as its agent. The agreement is effective for a term of ten years, unless the agreement is extended or earlier terminated as provided in the agreement. Under the management agreement, the Partnership is required to pay the base management fees of 2.5% of gross operating revenues of the Hotel (i.e., room, food and beverage, and other operating departments) for the fiscal year. However, 0.75% of the stated management fee is due only if the partially adjusted net operating income of the hotel for the fiscal year exceeds the amount of the Hotel return for the fiscal year. Prism is also entitled to an incentive management fee if certain milestones are accomplished. No incentive fees were paid during the years ended June 30, 2010 and 2009. In support of the Partnership's efforts to reduce costs in this difficult economic environment, Prism agreed to reduce its management fees by fifty percent from January 1, 2009, through December 31, 2010, after which the original fee arrangement will remain in effect. Management fees paid to Prism during the years ended June 30, 2010 and 2009 were $246,000 and $398,000, respectively.

NOTE 13 - INCOME TAXES

The provision for income taxes benefit (expense) consists of the following:

For the years ended June 30,             2010           2009
                                     ----------     ----------
  Federal
    Current                         $        -      $       -
    Deferred                            926,000        153,000
                                     ----------     ----------
                                        926,000        153,000
                                     ----------     ----------
  State
    Current                              (1,000)        (1,000)
    Deferred                            256,000         39,000
                                     ----------     ----------
                                        255,000         38,000
                                     ----------     ----------
                                    $ 1,181,000    $   191,000
                                     ==========     ==========

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

For the years ended June 30,               2010           2009
                                         ------         ------
  Statutory federal tax rate              34.0%           34.0%
  State income taxes, net of
   federal tax benefit                     4.1             1.4
  Noncontrolling interest                (10.1)          (25.9)
  Other                                    0.6             1.1
                                         ------         ------
                                          28.6%           10.6%
                                         ======         ======

The components of the Company's deferred tax assets and (liabilities) as of June 30, 2010 and 2009 are as follows:

 Deferred tax assets
  Net operating loss carryforward                $ 5,198,000   $ 5,233,000
  Investment reserve                               1,019,000       740,000
  Other                                               23,000        12,000
                                                   ---------     ---------
                                                   6,240,000     5,985,000
                                                   ---------     ---------
 Deferred tax liabilities
  Unrealized gains on marketable securities         (146,000)   (1,306,000)
  State taxes                                       (359,000)     (272,000)
  Basis difference in Justice                       (844,000)     (698,000)
                                                   ---------     ---------
                                                  (1,349,000)   (2,276,000)
                                                   ---------     ---------
  Net deferred tax asset                         $ 4,891,000   $ 3,709,000
                                                   =========     =========

As of June 30, 2010, the Company had federal and state operating loss carryforwards of $12,215,000 and $11,824,000, respectively. These carryforwards expire in varying amounts through 2030.

NOTE 14 - SEGMENT INFORMATION

The Company operates in two reportable segments, the operation of the hotel ("Hotel Operations") and the investment of its cash in marketable securities and other investments ("Investment Transactions"). These two operating segments, as presented in the consolidated financial statements, reflect how management internally reviews each segment's performance. Management also makes operational and strategic decisions based on this same information. Information below represents reporting segments for the years ended June 30, 2010 and 2009, respectively. Operating income from hotel operations consists of the operation of the hotel and operation of the garage. Operating income from investment transactions consist of net investment gain (loss) and dividend and interest income.


As of and for the
Year ended                        Hotel       Investment
June 30, 2010                   Operations   Transactions      Other          Total
                                -----------  ------------   -----------   ------------
Revenues                        $32,680,000   $         -   $         -   $ 32,680,000
Expenses                        (31,970,000)            -      (606,000)   (32,576,000)
                                -----------   -----------   -----------   ------------
Income(loss)from operations         710,000             -      (606,000)       104,000
Interest expense                 (2,902,000)            -             -     (2,902,000)
Net loss from investments               -      (1,337,000)            -     (1,337,000)
Income tax benefit                        -             -     1,181,000      1,181,000
                                -----------   -----------   -----------   ------------
Net income(loss)                $(2,192,000)  $(1,337,000)  $   575,000   $ (2,954,000)
                                ===========   ===========   ===========   ============
Total Assets                    $33,708,000   $ 4,836,000   $ 9,520,000   $ 48,064,000
                                ===========   ===========   ===========   ============

As of and for the
Year ended                        Hotel       Investment
June 30, 2009                   Operations   Transactions      Other          Total
                                -----------  ------------   -----------   ------------

Revenues                        $32,821,000   $         -   $         -   $ 32,821,000
Expenses                        (32,472,000)            -      (581,000)   (33,053,000)
                                -----------   -----------   -----------   ------------
Income(loss)from operations         349,000             -      (581,000)      (232,000)
Interest expense                 (2,873,000)            -             -     (2,873,000)
Net income from investments               -     1,293,000             -      1,293,000
Income tax benefit                        -             -       191,000        191,000
                                -----------   -----------   -----------   ------------
Net income(loss)                $(2,524,000)  $ 1,293,000   $  (390,000)  $ (1,621,000)
                                ===========   ===========   ===========   ============
Total Assets                    $36,342,000   $ 8,396,000   $ 7,846,000   $ 52,584,000
                                ===========   ===========   ===========   ============


NOTE 15 - RELATED PARTY TRANSACTIONS

The contractor that was selected to oversee the garage and the first four floors' renovation (excluding room upgrades) of the Hotel is the contractor who originally constructed the Hotel. He is also a limited partner in the Partnership and is a director of Evon Corporation, the co-general partner of the Partnership. There were no payables to the contractor at June 30, 2010 and 2009. Services performed by the contractor were capitalized as fixed assets which totaled $0 and $103,000 for the years ended June 30, 2010 and 2009, respectively. Management believes these renovations were competitively priced.

Through September 30, 2008, Evon, was the lessee of the parking garage. Evon paid the Partnership $402,000 for the three months ended September 30, 2008, under the terms of the lease agreement. The lease agreement with Evon was terminated effective October 1, 2008. Concurrently, an installment sale agreement was entered between Justice and Evon. Justice had a note payable to Evon totaling $143,000 and $480,000 as of June 30, 2010 and 2009, respectively.

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated among the Company and InterGroup based on management's estimate of the pro rata utilization of resources. For the years ended June 30, 2010 and 2009, these expenses were approximately $72,000 for each respective year.

Four of the Company's Directors serve as directors of InterGroup and three of the Company's Directors serve on the Board of Santa Fe.

As Chairman of the Securities Investment Committee, the Company's President and Chief Executive Officer(CEO), John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of Santa Fe and InterGroup and oversees the investment activity of those companies. Depending on certain market conditions and various risk factors, the Chief Executive Officer, his family, Santa Fe and InterGroup may, at times, invest in the same companies in which the Company invests. The Company encourages such investments because it places personal resources of the Chief Executive Officer and his family members, and the resources of Santa Fe and InterGroup, at risk in connection with investment decisions made on behalf of the Company.

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

The Company's CEO, based on the results of the Company's investment portfolio, did not earn any performance based compensation for the years ended June 30, 2010 and 2009.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Operating leases

The Partnership leases equipment under operating leases with expiration dates through 2012. The future minimum payments under these operating leases as of June 30, 2010 are as follows:


For the year ending June 30,
       2011                       $      180,000
       2012                               10,000
                                  --------------
                                  $      190,000
                                  ===============

Administrative fees - General Partners

During the each of the years ended June 30, 2010 and 2009, the general partners of Justice were paid a total of $417,000 and $425,000, respectively. The total amounts paid represents the minimum base compensation of $285,000 each year plus $131,000 and $140,000, respectively, based upon the agreement. The amounts paid to the Company were eliminated in the consolidation.

Franchise Agreements

The Partnership entered into a Franchise License agreement (the License agreement) with the Hilton Hotels Corporation (Hilton) on December 10, 2004. The term of the License agreement is for a period of 15 years commencing on the opening date, with an option to extend the license agreement for another five years, subject to certain conditions.

Beginning on the opening date in January 2006, the Partnership paid monthly royalty fees for the first two years of three percent (3%) of the Hotel's gross room revenue for the preceding calendar month; the third year was at four percent (4%) of the Hotel's gross room revenue; and the fourth year until the end of the term will be five percent (5%) of the Hotel's gross room revenue. The Partnership also pays a monthly program fee of four percent (4%) of the Hotel's gross revenue. The amount of the monthly program fee is subject to change; however, the increase cannot exceed one percent (1%) of the Hotel gross room revenue in any calendar year, and the cumulative increases in the monthly fees will not exceed five percent (5%) of gross room revenue. Franchise fees for the years ended June 30, 2010 and 2009 were $2,239,000 and $2,128,000, respectively.

The Partnership also pays Hilton a monthly information technology recapture charge of 0.75% of the Hotel's gross revenues. In this difficult economic environment, Hilton agreed to reduce its information technology fees to 0.65% for the 2010 calendar year. For the years ended June 30, 2010 and 2009, those charges were $139,000 and $166,000, respectively.

The Company is involved from time to time in various claims in the ordinary course of business. Management does not believe that the impact of such matters will have a material effect on the financial conditions or result of operations when resolved.

NOTE 17 - EMPLOYEE BENEFIT PLAN

Justice has a 401(k) Profit Sharing Plan (the Plan) for employees who have completed six months of service. Justice provides a matching contribution up to 4% of the contribution to the Plan based upon a certain percentage on the employees' elective deferrals. Justice may also make discretionary contributions to the Plan each year. Contributions made to the Plan amounted to $64,000 and $73,000 during the years ended June 30, 2010 and 2009, respectively.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


Item 9A. Controls and Procedures.


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

Management conducted an evaluation of the effectiveness of Company's internal control over financial reporting using the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under that framework, management believes that the Company's internal control over financial reporting was effective as of June 30, 2010.

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


                                   PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2010.


                                 Present
                                 Position           Director
     Name             Age     with the Company       Since       Term to Expire
------------------------------------------------------------------------------------
John V. Winfield      63      Chairman, President     1996       2010 Annual Meeting
                              and Chief Executive
                              Officer (1)

Jerold R. Babin       76      Director                1996       2010 Annual Meeting

Josef A. Grunwald     62      Director                1996       2010 Annual Meeting

John C. Love          70      Director (1)(2)(3)      1998       2010 Annual Meeting

William J. Nance      66      Director (1)(2)(3)      1996       2010 Annual Meeting

Michael G. Zybala     58      Vice President,         N/A        N/A
                              Secretary, and
                              General Counsel(3)

David T. Nguyen       36      Treasurer and           N/A        N/A
                              Controller
-----------------------------------------------

(1)  Member of Securities Investment Committee
(2)  Member of Audit Committee
(3)  Member of Special Hotel Committee

BUSINESS EXPERIENCE:

The principal occupation and business experience during the last five years for each of the Directors and Executive Officers of the Company are as follows:

John V. Winfield - Mr. Winfield was first elected to the Board in May of 1996 and currently serves as the Company's Chairman of the Board, President and Chief Executive Officer. Mr. Winfield is also Chairman of the Board, President and Chief Executive Officer of Portsmouth's parent company Santa Fe Financial Corporation ("Santa Fe"), a public company, having held those positions since April 1996. Mr. Winfield is also Chairman of the Board, President and Chief Executive Officer of Santa Fe's parent company, The InterGroup Corporation ("InterGroup"), a public company, and has held those positions since 1987. Mr. Winfield's extensive experience as an entrepreneur and investor, as well as his managerial and leadership experience from serving as a chief executive officer and director of public companies, led to the Board's conclusion that he should serve as a director of the Company.

Jerold R. Babin - Mr. Babin was first appointed as a Director of the Company on February 1996. Mr. Babin is a retail securities broker. From 1989 to June 30, 2010, he worked for Prudential Securities (later Wachovia Securities and now Wells Fargo Advisors) where he held the title of First Vice-President. Mr. Babin retired from his position at Wells Fargo advisors in June 2010. For the past 20 years, until present, Mr. Babin has also served as an arbitrator for FINRA (formerly NASD). Mr. Babin's extensive experience in the securities and financial markets as well has his experience in the securities and public company regulatory industry led to the Board's conclusion that he should serve as a director of the Company.

Josef A. Grunwald - Mr. Grunwald was elected as a Director of the Company in May 1996. Mr. Grunwald is an industrial, commercial and residential real estate developer. He serves as Chairman of PDG N.V. (Belgium), a hotel management company, and President of I.B.E. Services S.A. (Belgium), an international trading company. Mr. Grunwald is also a Director of InterGroup, having held that position since 1987. Mr. Grunwald's extensive experience in business and finance in the real estate industry, his experience in hotel management, as well as his experience as an entrepreneur and manager of his own companies, led to the Board's conclusion that he should serve as a director of the Company.

John C. Love - Mr. Love was appointed a Director of the Company on March 5, 1998. Mr. Love is an international hospitality and tourism consultant. He is a retired partner in the national CPA and consulting firm of Pannell Kerr Forster and, for the last 30 years, a lecturer in hospitality industry management control systems and competition & strategy at Golden Gate University and San Francisco State University. He is Chairman Emeritus of the Board of Trustees of Golden Gate University and the Executive Secretary of the Hotel and Restaurant Foundation. Mr. Love is also a Director of Santa Fe, having been appointed in March 2, 1999 and a Director of InterGroup, having been appointed in January 1998. Mr. Love's extensive experience as a CPA and in the hospitality industry, including teaching at the university level for the last 30 years in management control systems, and his knowledge and understanding of finance and financial reporting, led to the Board's conclusion that he should serve as a director of the Company.

William J. Nance - Mr. Nance was first elected to the Board in May 1996. Mr. Nance is also a Director of Santa Fe having held that position since May 1996. He is the President and CEO of Century Plaza Printers, Inc., a company he founded in 1979. He has also served as a consultant in the acquisition and disposition of multi-family and commercial real estate. Mr. Nance is a Certified Public Accountant and, from 1970 to 1976, was employed by Kenneth Leventhal & Company where he was a Senior Accountant specializing in the area of REITS and restructuring of real estate companies, mergers and acquisitions, and all phases of real estate development and financing. Mr. Nance is a Director of InterGroup and has held such position since 1984. Mr. Nance also serves as a director and Chairman of the Board of Comstock Mining, Inc. (formerly Goldspring, Inc.), a public company. Mr. Nance's extensive experience as a CPA and in numerous phases of the real estate industry, his business and management experience gained in running his own businesses, his service as a director and audit committee member for other public companies and his knowledge and understanding of finance and financial reporting, led to the Board's conclusion that he should serve as a director of the Company.

Michael G. Zybala - Mr. Zybala was appointed as Vice President and Secretary of the Company on February 20, 1998. He is also Vice President, Secretary and General Counsel of Santa Fe. Mr. Zybala is an attorney at law and has served as the Company's General Counsel since 1995 and has represented the Company as its corporate counsel since 1978. Mr. Zybala also serves as Assistant Secretary and counsel to InterGroup having held those positions since January 1999.

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


BOARD AND COMMITTEE INFORMATION

Portsmouth is an unlisted company and a Smaller Reporting Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). With the exception of the Company's President and CEO, John V. Winfield, all of Portsmouth's Board of Directors consists of "independent" directors as independence is defined by the applicable rules of the SEC and NASDAQ.

Audit Committee and Audit Committee Financial Expert

Portsmouth is an unlisted company and a Smaller Reporting Company under SEC rules and regulations. The Company's Audit Committee is currently comprised of Directors William J. Nance (Chairperson) and John C. Love, each of whom are independent directors as independence is defined by the applicable rules of the SEC and NASDAQ, and as may be modified or supplemented. Each of these directors also meets the audit committee financial expert test.

Procedures for Recommendations of Nominees to Board of Directors

There have been no changes to the procedures previously disclosed by which security holders may recommend nominees to the Company's Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and each beneficial owner of more than ten percent of the Common Stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2010 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

Code of Ethics.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is filed as Exhibit 14 to this Report. The Company will provide to any person without charge, upon request, a copy of its Code of Ethics by sending such request to: Portsmouth Square, Inc., Attn: Treasurer, 820 10940 Wilshire Blvd., Suite 2150, Los Angeles 90024. A copy of the Company's Code of Ethics can also be found on its parent company's website www.intergroupcorporation.com. The Company will promptly disclose any amendments or waivers to its Code of Ethics on Form 8-K.


Item 11.   Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Company's principal executive officer and other named executive officers of the Company whose total compensation exceeded $100,000 for all services rendered to the Company for each of the Company's last two completed fiscal years ended June 30, 2010 and 2009. No stock awards, long-term compensation, options or stock appreciation rights were granted to any of the named executive officers during the last two fiscal years.


                        SUMMARY COMPENSATION TABLE

                              Fiscal                                All Other
Name and Principal Position    Year     Salary        Bonus       Compensation     Total
---------------------------    ----   ----------    ----------   ------------   ------------
John V. Winfield               2010   $133,500(1)    $      -      $17,000(2)    $ 150,500
Chairman, President and        2009   $133,500(1)    $      -      $17,000(2)    $ 150,500
Chief Executive Officer

Michael G. Zybala              2010   $105,000       $      -      $     -       $ 105,000
Vice President, Secretary      2009   $ 94,800       $      -      $     -       $  94,800
and General Counsel
---------------------------

(1) Amounts shown include $6,000 per year in regular Directors fees.

(2) During fiscal years 2010 and 2009, the Company also paid annual premiums of $17,000 for a split dollar whole life insurance policy, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family.

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

On July 18, 2003, the disinterested members of the Board of Directors established a performance based compensation program for the Company's CEO to keep and retain his services as a direct and active manager of the Company's securities portfolio. Pursuant to the criteria established by the Board, Mr. Winfield is entitled to performance compensation for his management of the Company's securities portfolio equal to 20% of all net investment gains generated in excess of the performance of the S&P 500 Index. Compensation amounts are calculated and paid quarterly based on the results of the Company's investment portfolio for that quarter. Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. On February 26, 2004, the Board of Directors amended the performance threshold to require an annualized return equal to the Prime Rate of Interest (as published in the Wall Street Journal) plus 2% instead of the S&P 500 Index, effective with the quarterly period commencing January 1, 2004. No performance bonuses were paid for the fiscal years ended June 30, 2010 and 2009. This performance based compensation program may be further modified or terminated at the discretion of the Board.


Internal Revenue Code Limitations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), provides that, in the case of a publicly held corporation, the corporation is not generally allowed to deduct remuneration paid to its chief executive officer and certain other highly compensated officers to the extent that such remuneration exceeds $1,000,000 for the taxable year. Certain remuneration, however, is not subject to disallowance, including compensation paid on a commission basis and, if certain requirements prescribed by the Code are satisfied for performance based compensation. No compensation paid by the Company to its CEO or other executive officers was subject the deduction disallowance prescribed by Section 162(m) of the Code.

Outstanding Equity Awards at Fiscal Year End.

The Company did not have any outstanding equity awards at the end of its fiscal year ended June 30, 2010 and has no equity compensation plans in effect.

                           DIRECTOR COMPENSATION

The following table provides information concerning compensation awarded to, earned by, or paid to the Company's directors for the fiscal year ended June 30, 2010.

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

On February 26, 2004, the Board of Directors established a Special Hotel Committee to actively oversee the Company's interests in Justice Investors and the repositioning and operations of the Hotel asset. The members of the Special Committee are Directors John C. Love (Chair), William J. Nance and the Company's Vice President, Secretary and General Counsel, Michael G. Zybala.
For fiscal years ended June 30, 2010 each of the Committee members, who are directors, received monthly fees of $2,500.


Change in Control or Other Arrangements

Except for the foregoing, there are no other arrangements for compensation of directors and there are no employment contracts between the Company and its directors or any change in control arrangements.

Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters

The following table sets forth, as of September 10, 2010, certain information with respect to the beneficial ownership of Common Stock owned by (i) those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock, (ii) each Director and Executive Officer, and (iii) all Directors and Executive Officers as a group.

Name and Address of                 Amount and Nature            Percent of
Beneficial Owner                   of Beneficial Owner(1)         Class (2)
-------------------                -------------------           ----------

John V. Winfield                              0                        *
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024

Jerold R. Babin                          48,345(3)                   6.6%
243 28th Street
San Francisco, CA 94121

Josef A. Grunwald                             0                        *
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024

John C. Love                                  0                        *
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024

William J. Nance                              0                        *
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024

Michael G. Zybala                             0                        *
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024

David T. Nguyen
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024                          0                        *

Santa Fe Financial Corporation          591,437(4)                  80.5%
and The InterGroup Corporation
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024

All of the above as a group             639,782                     87.1%
---------------------------
* Ownership does not exceed 1%

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated based of 734,183 shares of Common Stock issued and outstanding as of September 10, 2010.

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


Security Ownership of Management in Parent Corporation.

As of September 10, 2010, John V. Winfield is the beneficial owner of 49,400 shares of the common stock of Portsmouth's parent corporation, Santa Fe. The InterGroup Corporation is the beneficial owner of 944,379 shares of common stock of Santa Fe. Pursuant to a Voting Trust Agreement dated June 30, 1998, InterGroup also has the power to vote the 49,400 shares of common stock owned by Mr. Winfield giving it a total of 993,779 voting shares, which represents 80.0% of the voting power of Santa Fe. As President, Chairman of the Board and a 60.2% beneficial shareholder of InterGroup, Mr. Winfield has voting and dispositive power over the shares owned of record and beneficially by InterGroup. No other director or executive officer of Portsmouth has a beneficial interest in Santa Fe's shares.


Changes in Control Arrangements.

There are no arrangements that may result in a change in control of Portsmouth.


Securities Authorized for Issuance Under Equity Compensation Plans.

Portsmouth has no securities authorized for issuance under any equity compensation plans.


Item 13. Certain Relationships and Related Transactions, and
         Director Independence

As of September 10, 2010, Santa Fe and InterGroup owned 80.5% of the common stock of Portsmouth, and InterGroup and John V. Winfield, in the aggregate, owned approximately 80.0% of the voting stock of Santa Fe. Certain costs and expenses, primarily rent, insurance and general administrative expenses, are allocated between the Company, Santa Fe, and InterGroup based on management's estimate of the utilization of resources. Effective June 30, 1998, certain accounting and administrative functions of the Company and its subsidiaries, were transferred to the Los Angeles, California offices of InterGroup. During the fiscal years ended June 30, 2010 and 2009, the Company made payments to InterGroup in the total amount of approximately $72,000 for each of those years, for administrative costs and reimbursement of direct and indirect costs associated with the management of the Company and its investments, including the Partnership asset.

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

In December 1998, the Board of Directors authorized the Company to obtain whole life insurance and split dollar insurance policies covering the Company's President and Chief Executive Officer, Mr. Winfield. During fiscal 2010 and 2009, the Company paid annual premiums of $17,000 for the split dollar whole life insurance policy, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

There are no other relationships or related transactions between the Company and any of its officers, directors, five-percent security holders or their families that require disclosure.

Director Independence

Portsmouth is an unlisted company and a Smaller Reporting Company under the rules and regulations of the SEC. With the exception of the Company's President and CEO, John V. Winfield, all of Portsmouth's Board of Directors consists of "independent" directors as independence is defined by the applicable rules and regulations of the SEC and NASDAQ.

Item 14.  Principal Accounting Fees and Services.

Audit Fees - The aggregate fees billed for each of the last two fiscal years ended June 30, 2010 and 2009 for professional services rendered by Burr Pilger Mayer, Inc., the independent registered public accounting firm for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q reports or services normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years, were as follows:

                                              Fiscal Year
                                       -------------------------
                                         2010             2009
                                       --------         --------
               Audit Fees              $104,000         $104,000
               Audit Related Fees             -                -
               Tax Fees                       -                -
               All Other Fees                 -                -
                                       --------         --------
                   TOTAL:              $104,000         $104,000
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

                                PART IV

Item 15.  Exhibits, Financial Statement Schedules.

  (a)(1) Financial Statements

   The following financial statements of the Company are included in Part II,
   Item 8 of this report at pages 22 through 47:

         Report of Independent Registered Public Accounting Firm

         Consolidated Balance Sheets - June 30, 2010 and 2009

         Consolidated Statements of Operations for Years Ended
          June 30, 2010 and 2009

         Consolidated Statements of Shareholders' Equity (Deficit) for
          Years Ended June 30, 2010 and 2009

         Consolidated Statements of Cash Flows for Years Ended June 30,
          2010 and 2009

         Notes to the Consolidated Financial Statements


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

Date: September 24, 2010                      by /s/ John V. Winfield
      ------------------                         ---------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer

Date: September 24, 2010                      by /s/ Michael G. Zybala
      ------------------                         ---------------------------
                                                 Michael G. Zybala,
                                                 Vice President and Secretary

Date: September 24, 2010                      by /s/ David T. Nguyen
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


Date: September 24, 2010              /s/ John V. Winfield
      ------------------              ---------------------------------------
                                      John V. Winfield, Chairman of the Board

Date: September 24, 2010              /s/ Jerold R. Babin
      ------------------              ---------------------------------------
                                      Jerold R. Babin,
                                      Director

Date: September 24, 2010              /s/ Josef A. Grunwald
      ------------------              ---------------------------------------
                                      Josef A. Grunwald,
                                      Director

Date: September 24, 2010              /s/ John C. Love
      ------------------              ---------------------------------------
                                      John C. Love
                                      Director

Date: September 24, 2010              /s/ William J. Nance
      ------------------              ---------------------------------------
                                      William J. Nance,
                                      Director