Form 10-Q
period 2011-03-31
PORTSMOUTH SQUARE INC
filed 2011-05-12
CIK 79661

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                 FORM 10-Q

 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of issuer's Common Stock, as of May 9, 2011, was 734,183.

                                     INDEX

                             PORTSMOUTH SQUARE, INC.


PART I. FINANCIAL INFORMATION                                            PAGE

Item 1. Condensed Consolidated Financial Statements

 Condensed Consolidated Balance Sheets
  As of March 31, 2011(Unaudited) and June 30, 2010                       3

 Condensed Consolidated Statements of Operations (Unaudited)
  For the Three Months ended March 31, 2011 and 2010                      4

 Condensed Consolidated Statements of Operations (Unaudited)
  For the Nine Months ended March 31, 2011 and 2010                       5

 Condensed Consolidated Statements of Cash Flows (Unaudited)
  For the Nine Months ended March 31, 2011 and 2010                       6

 Notes to Condensed Consolidated Financial Statements (Unaudited)         7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                              15

Item 4. Controls and Procedures                                          25


PART II. OTHER INFORMATION

Item 6. Exhibits                                                         25


SIGNATURES                                                               26

                                    PART 1
                              FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

                             PORTSMOUTH SQUARE, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     March 31, 2011       June 30, 2010
                                                      (Unaudited)
                                                  ------------------      -------------
Assets:
  Investment in hotel, net                              $ 32,243,000       $ 33,708,000
  Investment in real estate                                  973,000            973,000
  Investment in marketable securities                      5,120,000          2,323,000
  Other investments, net                                   6,091,000          2,513,000
  Cash and cash equivalents                                  859,000            522,000
  Accounts receivable, net                                 1,279,000          1,573,000
  Other assets, net                                        2,233,000          1,561,000
  Deferred tax asset                                       2,972,000          4,891,000
                                                        ------------       ------------
Total assets                                            $ 51,770,000       $ 48,064,000
                                                        ============       ============

Liabilities and Shareholders' Deficit

Liabilities:
  Accounts payable and other liabilities                $  7,666,000       $  7,763,000
  Due to securities broker                                 1,947,000            226,000
  Obligations for securities sold                             61,000             79,000
  Other notes payable                                      3,181,000          3,688,000
  Mortgage notes payable                                  45,386,000         45,990,000
                                                        ------------       ------------
Total liabilities                                         58,241,000         57,746,000
                                                        ------------       ------------

Commitments and contingencies

Shareholders' deficit:

  Common stock, no par value; 750,000 authorized shares;
   734,183 shares issued and outstanding                   2,092,000          2,092,000
  Additional paid-in capital                                 916,000            916,000
  Retained earnings(accumulated deficit)                     205,000         (2,860,000)
                                                        ------------       ------------
  Total Portsmouth shareholders' equity                    3,213,000            148,000
  Noncontrolling interest deficit                         (9,684,000)        (9,830,000)
                                                         ------------       ------------
Total shareholders' deficit                               (6,471,000)        (9,682,000)
                                                        ------------       ------------
Total liabilities and shareholders' deficit             $ 51,770,000       $ 48,064,000
                                                        ============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             PORTSMOUTH SQUARE, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

For the three months ended March 31,                 2011           2010
                                                  ----------     ----------
Revenue - hotel                                  $ 8,187,000    $ 7,456,000
                                                  ----------     ----------
Costs and operating expenses:
 Hotel operating expenses                         (7,113,000)    (6,670,000)
 Depreciation and amortization expense              (501,000)    (1,220,000)
 General and administrative expense                 (158,000)      (150,000)
                                                  ----------     ----------
Total costs and operating expenses                (7,772,000)    (8,040,000)
                                                  ----------     ----------
Income(loss) from operations                         415,000       (584,000)
                                                  ----------     ----------
Other income(expense):
 Interest expense                                   (701,000)      (732,000)
 Net gain on marketable securities                    15,000        120,000
 Net unrealized loss on other investments            (35,000)       (26,000)
 Impairment loss on other investments                      -        (84,000)
 Dividend and interest income                         51,000         45,000
 Trading and margin interest expense                 (77,000)       (56,000)
                                                  ----------     ----------
Total other expense, net                            (747,000)      (733,000)
                                                  ----------     ----------

Loss before income taxes                            (332,000)    (1,317,000)
Income tax benefit                                   103,000        286,000
                                                  ----------     ----------
Net loss                                            (229,000)    (1,031,000)
Less: Net loss attributable to the
 noncontrolling interest                             101,000        617,000
                                                  ----------     ----------
Net loss attributable to Portsmouth              $  (128,000)   $  (414,000)
                                                  ==========     ==========

Basic and diluted loss per share attributable
 to Portsmouth                                   $     (0.17)   $     (0.56)
                                                  ==========     ==========
Weighted average number of common shares
 outstanding                                         734,183        734,183
                                                  ==========     ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            PORTSMOUTH SQUARE, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

For the nine months ended March 31,                  2011           2010
                                                  ----------     ----------
Revenue - hotel                                  $26,855,000    $24,354,000
                                                  ----------     ----------
Costs and operating expenses:
 Hotel operating expenses                        (21,246,000)   (20,089,000)
 Depreciation and amortization expense            (2,949,000)    (3,551,000)
 General and administrative expense                 (434,000)      (424,000)
                                                  ----------     ----------
Total costs and operating expenses               (24,629,000)   (24,064,000)
                                                  ----------     ----------
Income from operations                             2,226,000        290,000
                                                  ----------     ----------
Other income(expense):
 Interest expense                                 (2,117,000)    (2,174,000)
 Net gain(loss) on marketable securities           1,348,000       (676,000)
 Net unrealized gain on other investments          3,802,000         59,000
 Impairment loss on other investments               (197,000)      (418,000)
 Dividend and interest income                        263,000         96,000
 Trading and margin interest expense                (195,000)      (229,000)
                                                  ----------     ----------
Total other income(expense), net                   2,904,000     (3,342,000)
                                                  ----------     ----------

Income(loss) before income taxes                   5,130,000     (3,052,000)
Income tax (expense)benefit                       (1,919,000)       897,000
                                                  ----------     ----------
Net income(loss)                                   3,211,000     (2,155,000)
Less: Net (income)loss attributable to the
 noncontrolling interest                            (146,000)       841,000
                                                  ----------     ----------
Net income(loss) attributable to Portsmouth        3,065,000     (1,314,000)
                                                  ==========     ==========

Basic and diluted income(loss) per share
 attributable to Portsmouth                      $      4.17    $     (1.79)
                                                  ==========     ==========
Weighted average number of common shares
 outstanding                                         734,183        734,183
                                                  ==========     ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                            PORTSMOUTH SQUARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

For the nine months ended March 31,                          2011           2010
                                                          ----------     ----------
Cash flows from operating activities:
  Net income(loss)                                       $ 3,211,000    $(2,155,000)
  Adjustments to reconcile net income(loss)
   to net cash provided by operating activities:
    Net unrealized (gain)loss on marketable securities    (1,319,000)     2,693,000
    Net unrealized gain on other investments              (3,802,000)       (59,000)
    Impairment loss on other investments                     197,000        418,000
    Depreciation and amortization                          2,949,000      3,551,000
    Changes in assets and liabilities:
      Investment in marketable securities                 (1,478,000)    (1,489,000)
      Accounts receivable                                    294,000        294,000
      Other assets                                          (729,000)      (205,000)
      Accounts payable and other liabilities                 (97,000)      (897,000)
      Due to securities broker                             1,721,000        784,000
      Obligations for securities sold                        (18,000)       781,000
      Deferred tax asset                                   1,919,000       (396,000)
                                                          ----------     ----------
  Net cash provided by operating activities                2,848,000      3,320,000
                                                          ----------     ----------

Cash flows from investing activities:
  Payments for hotel furniture, equipment
   and building improvements                              (1,427,000)    (1,255,000)
  Other investments                                           27,000       (550,000)
                                                          ----------     ----------
  Net cash used in investing activities                   (1,400,000)    (1,805,000)
                                                          ----------     ----------

Cash flows from financing activities:

  Proceeds from line of credit                                     -        689,000
  Payments on mortgage notes payable                        (604,000)      (571,000)
  Payment on other notes payable                            (507,000)      (585,000)
                                                          ----------     ----------
  Net cash used in financing activities                   (1,111,000)      (467,000)
                                                          ----------     ----------
Net increase in cash and cash equivalents                    337,000      1,048,000

Cash and cash equivalents at the beginning of the period     522,000        209,000
                                                          ----------     ----------
Cash and cash equivalents at the end of the period       $   859,000    $ 1,257,000
                                                          ==========     ==========
Supplemental information:

Interest paid                                            $ 2,177,000    $ 2,272,000
                                                          ==========     ==========
Assets acquired through capital lease                    $         -    $   700,000
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

The results of operations for the three and nine months ended March 31, 2011 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2011.

As of March 31, 2011, Santa Fe Financial Corporation ("Santa Fe"), a public company, owns approximately 68.8% of the outstanding common shares of Portsmouth Square, Inc. ("Portsmouth" or the "Company"). Santa Fe is a 76.3%- owned subsidiary of The InterGroup Corporation ("InterGroup"), a public company. InterGroup also directly owns approximately 11.7% of the common stock of Portsmouth.

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

Basic income (loss) per share is calculated based upon the weighted average number of common shares outstanding during each fiscal year. During the three and nine months ended March 31, 2011 and 2010, the Company did not have any potentially dilutive securities outstanding.

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


NOTE 2 - INVESTMENT IN HOTEL, NET

Property and equipment consisted of the following:

                                                Accumulated      Net Book
As of March 31, 2011           Cost            Depreciation        Value
                            ------------       ------------     ------------
Land                        $  1,124,000       $          -     $  1,124,000
Furniture and equipment       19,469,000        (16,810,000)       2,659,000
Building and improvements     46,750,000        (18,290,000)      28,460,000
                            ------------       ------------     ------------
                            $ 67,343,000       $(35,100,000)    $ 32,243,000
                            ============       ============     ============

As of June 30, 2010                            Accumulated        Net Book
                               Cost            Depreciation        Value
                            ------------       ------------     ------------
Land                        $  1,124,000       $          -     $  1,124,000
Furniture and equipment       18,392,000        (14,711,000)       3,681,000
Building and improvements     46,400,000        (17,497,000)      28,903,000
                            ------------       ------------     ------------
                            $ 65,916,000       $(32,208,000)    $ 33,708,000
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

At March 31, 2011, all of the Company's marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings.

Trading securities are summarized as follows:


                              Gross            Gross             Net            Fair
Investment     Cost       Unrealized Gain  Unrealized Loss  Unrealized Gain     Value
----------  -----------   ---------------  ---------------  ---------------  ------------

As of March 31, 2011
Corporate
Equities    $ 3,479,000    $ 2,083,000      ($ 442,000)        $1,641,000     $ 5,120,000

As of June 30, 2010

Corporate
Equities    $ 2,015,000    $   544,000      ($ 236,000)        $  308,000     $ 2,323,000


As of March 31, 2011 and June 30, 2010, the Company had unrealized losses of $322,000 and $165,000, respectively, related to securities held for over one year.

Net gain(loss) on marketable securities on the condensed consolidated statements of operations is comprised of realized and unrealized gains(losses). Below is the composition of the net gain(loss) for the three and nine months ended March 31, 2011 and 2010, respectively.


For the three months ended March 31,                         2011             2010
                                                         -----------      -----------
Realized gain(loss) on marketable securities             $    90,000      $   (97,000)
Unrealized (loss)gain on marketable securities               (75,000)         217,000
                                                         -----------      -----------
Net gain on marketable securities                        $    15,000      $   120,000
                                                         ===========      ===========

For the nine months ended March 31,                          2011             2010
                                                         -----------      -----------
Realized gain on marketable securities                   $    29,000      $ 2,017,000
Unrealized gain(loss) on marketable securities             1,319,000       (2,693,000)
                                                         -----------      -----------
Net gain(loss) on marketable securities                  $ 1,348,000      $  (676,000)
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

As of March 31, 2011 and June 30, 2010, the Company's other investments, net, is comprised of the following:


            Type                          March 31, 2011     June 30, 2010
   ---------------------------        ------------------  ----------------
   Preferred stock - Comstock          $       4,410,000  $              -
   Private equity hedge fund                   1,155,000         1,352,000
   Corporate debt & equity instruments           201,000           925,000
   Warrants - at fair value                      325,000           236,000
                                       -----------------  ----------------
                                       $       6,091,000  $      2,513,000
                                       =================  ================

On October 20, 2010, as part of a debt restructuring of one of its investments, the Company exchanged approximately $4,410,000 in notes, convertible notes and debt instruments that it held in Comstock Mining, Inc. ("Comstock" - OTCBB:
LODE)) for 4,410 shares ($1,000 stated value) of newly created 7 1/2% Series A-1 Convertible Preferred Stock (the "A-1 Preferred") of Comstock. Prior to the exchange, those notes and convertible debt instruments had a carrying value of $724,000, net of impairment adjustments. The Company accounted for the transaction as an exchange of its debt securities and recorded the new instruments (A-1 Preferred) received based on their fair value. The Company estimated the fair value of the A-1 Preferred at $1,000 per share, which was the stated value of the instrument, for a total of $4,410,000. The fair value of the A-1 Preferred had a similar value to the Series B preferred stock financing (stated value of $1,000 per share) by which Comstock concurrently
raised $35.7 million in new capital from other investors in October 2010.   The
Company recorded an unrealized gain of $3,686,000 related to the preferred stock received as part of the debt restructuring. This unrealized gain is included in the net unrealized gain on other investments in the Company's condensed consolidated statements of operations for the nine months ended March 31, 2011.

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

As of March 31, 2011, the Company had investments in corporate debt and equity instruments which had attached warrants that were considered derivative instruments. These warrants have an allocated cost basis of $165,000 and a fair market value of $325,000. During the three and nine months ended March 31, 2011, the Company had an unrealized loss of $35,000 and an unrealized gain of $116,000, respectively, related to these warrants.


NOTE 5 - FAIR VALUE MEASUREMENTS

The carrying values of the Company's non-financial instruments approximate fair value due to their short maturities(i.e., accounts receivable, other assets, accounts payable and other liabilities, due to securities broker and obligations for securities sold) or the nature and terms of the obligation(i.e., other notes payable and mortgage note payable).

The assets measured at fair value on a recurring basis are as follows:


As of March 31, 2011

Assets:                                 Level 1      Level 2        Level 3      March 31, 2011
-----------                            ---------    ---------      ---------     --------------
Cash                                  $  859,000    $       -       $      -         $  859,000
                                       ---------                                     ----------
Other investments - warrants                   -      325,000              -            325,000
                                                    ---------                        ----------
Investment in marketable securities
  Basic materials                      1,689,000                                      1,689,000
  Investment funds                     1,033,000                                      1,033,000
  REITs                                  959,000                                        959,000
  Services                               782,000                                        782,000
  Financial services                     272,000                                        272,000
  Other                                  385,000                                        385,000
                                       ---------                                     ----------
                                       5,120,000                                      5,120,000
                                       ---------     ---------       --------        ----------
                                      $5,979,000    $  325,000      $       -       $ 6,304,000
                                       =========     =========       ========        ==========


As of June 30, 2010

Assets:                                 Level 1      Level 2        Level 3       June 30, 2010
-----------                            ---------    ---------      ---------      -------------
Cash                                  $ 522,000     $       -      $       -         $  522,000
                                       ---------                                      ---------
Other investments - warrants                   -      236,000              -            236,000
                                                     -------                          ---------
Investment in marketable securities
  Investment funds                       751,000                                        751,000
  REITs                                  493,000                                        493,000
  Healthcare                             276,000                                        276,000
  Services                               261,000                                        261,000
  Financial services                     214,000                                        214,000
  Other                                  328,000                                        328,000
                                       ---------                                      ---------
                                       2,323,000                                      2,323,000
                                       ---------     --------       --------          ---------
                                      $2,845,000    $ 236,000      $       -         $3,081,000
                                       =========     ========       ========          =========

Financial assets that are measured at fair value on a non-recurring basis and are not included in the tables above include "Other investments in non-marketable securities," that were initially measured at cost and have been written down to fair value as a result of impairment or adjusted to record the fair value of new instruments received(i.e., preferred shares) in exchange for old instruments(i.e., debt instruments). The following table shows the fair value hierarchy for these assets measured at fair value on a non-recurring basis as follows:


                                                                                          Net gain for the
                                                                                          nine months ended
Assets:                           Level 1    Level 2      Level 3      March 31, 2011     March 31, 2011
-----------                      ---------  ---------    ---------   ------------------   ------------------
Other non-marketable investments        -          -     $5,766,000     $5,766,000             $3,489,000


                                                                                          Net Loss for the
                                                                                          nine months ended
Assets:                           Level 1    Level 2      Level 3      June 30, 2010      March 31, 2010
-----------                      ---------  ---------    ---------   ------------------   ------------------
Other non-marketable investments        -          -     $2,277,000     $2,277,000             $(418,000)


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


NOTE 6 - SEGMENT INFORMATION

The Company operates in two reportable segments, the operation of the hotel ("Hotel Operations") and the investment of its cash in marketable securities and other investments ("Investment Transactions"). These two operating segments, as presented in the consolidated financial statements, reflect how management internally reviews each segment's performance. Management also makes operational and strategic decisions based on this same information. Information below represents reporting segments for the three and nine months ended March 31, 2011 and 2010, respectively. Operating income(loss) from Hotel operations consists of the operation of the hotel and operation of the garage. Operating income(loss) for investment transactions consist of net investment gain (loss) and dividend and interest income.


As of and for the
three months ended                Hotel       Investment
March 31, 2011                  Operations   Transactions      Other          Total
                                -----------  ------------   -----------   ------------
Revenues                        $ 8,187,000   $         -   $         -   $  8,187,000
Operating expenses               (7,614,000)            -      (158,000)    (7,772,000)
                                -----------   -----------   -----------   ------------
Income(loss)from operations         573,000             -      (158,000)       415,000
Interest expense                   (701,000)            -             -       (701,000)
Loss from investments                     -       (46,000)            -        (46,000)
Income tax benefit                        -             -       103,000        103,000
                                -----------   -----------   -----------   ------------
Net loss                        $  (128,000)  $   (46,000)  $   (55,000)  $   (229,000)
                                ===========   ===========   ===========   ============
Total assets                    $32,243,000   $11,211,000   $ 8,316,000   $ 51,770,000
                                ===========   ===========   ===========   ============

As of and for the
three months ended                Hotel       Investment
March 31, 2010                  Operations   Transactions      Other          Total
                                -----------  ------------   -----------   ------------
Revenues                        $ 7,456,000   $         -   $         -   $  7,456,000
Operating expenses               (7,890,000)            -      (150,000)    (8,040,000)
                                -----------   -----------   -----------   ------------
Loss from operations               (434,000)            -      (150,000)      (584,000)
Interest expense                   (732,000)            -             -       (732,000)
Loss from investments                     -        (1,000)            -         (1,000)
Income tax benefit                        -             -       286,000        286,000
                                -----------   -----------   -----------   ------------
Net income(loss)                $(1,166,000)  $    (1,000)  $   136,000   $ (1,031,000)
                                ===========   ===========   ===========   ============
Total Assets                    $34,797,000   $ 7,383,000   $ 9,702,000   $ 51,882,000
                                ===========   ===========   ===========   ============

As of and for the
nine months ended                 Hotel       Investment
March 31, 2011                  Operations   Transactions      Other          Total
                                -----------  ------------   -----------   ------------
Revenues                        $26,855,000   $         -   $         -   $ 26,855,000
Operating expenses              (24,195,000)            -      (434,000)   (24,629,000)
                                -----------   -----------   -----------   ------------
Income(loss)from operations       2,660,000             -      (434,000)     2,226,000
Interest expense                 (2,117,000)            -             -     (2,117,000)
Income from investments                   -     5,021,000             -      5,021,000
Income tax expense                        -             -    (1,919,000)    (1,919,000)
                                -----------   -----------   -----------   ------------
Net income(loss)                $   543,000   $ 5,021,000   $(2,353,000)  $  3,211,000
                                ===========   ===========   ===========   ============
Total assets                    $32,243,000   $11,211,000   $ 8,316,000   $ 51,770,000
                                ===========   ===========   ===========   ============

As of and for the
nine months ended                  Hotel       Investment
March 31, 2010                  Operations   Transactions      Other          Total
                                -----------  ------------   -----------   ------------
Revenues                        $24,354,000   $         -   $         -   $ 24,354,000
Operating expenses              (23,640,000)            -      (424,000)   (24,064,000)
                                -----------   -----------   -----------   ------------
Income(loss)from operations         714,000             -      (424,000)       290,000
Interest expense                 (2,174,000)            -             -     (2,174,000)
Loss from investments                     -    (1,168,000)            -     (1,168,000)
Income tax benefit                        -             -       897,000        897,000
                                -----------   -----------   -----------   ------------
Net income(loss)                $(1,460,000)  $(1,168,000)  $   473,000   $ (2,155,000)
                                ===========   ===========   ===========   ============
Total Assets                   $34,797,000   $ 7,383,000   $ 9,702,000   $ 51,882,000
                                ===========   ===========   ===========   ============

NOTE 7 - RELATED PARTY TRANSACTIONS

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated among the Company, the Company's parent, Santa Fe and InterGroup, the parent of Santa Fe, based on management's estimate of the pro rata utilization of resources. For the three months ended March 31, 2011 and 2010, these expenses were approximately $18,000 for each respective period. For the nine months ended March 31, 2011 and 2010, these expenses were approximately $54,000 for each respective period.

Four of the Portsmouth directors serve as directors of Intergroup. Three of those directors also serve as directors of Santa Fe. The three Santa Fe directors also serve as directors of Intergroup.

During the three and nine months ended March 31, 2011, the Company received management fees from Justice Investors totaling $71,000 and $243,000, respectively. These amounts were eliminated in consolidation.

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

Three Months Ended March 31, 2011 Compared to Three Months
Ended March 31, 2010

The Company had a net loss of $229,000 for the three months ended March 31, 2011 compared to a net loss of $1,031,000 for the three months ended March 31, 2010. The reduction in the net loss is primarily attributable to significant improvement in the hotel operations during the current period.

The Company had a loss from hotel operations of $128,000 for the three months ended March 31, 2011, compared to a loss of $1,166,000 for the three months ended March 31, 2010. The significant reduction in the loss is primarily attributable to a $719,000 decrease in depreciation and amortization expense as many of the furniture and fixture improvements from the renovation of the Hotel reached full deprecation during the current period. The Hotel also had a significant increase in room revenues compared to the prior period. The following table sets forth a more detailed presentation of Hotel operations for the three months ended March 31, 2011 and 2010.


For the three months ended March 31,                            2011            2010
---------------------------------------                      ----------      ----------
Hotel revenues:
 Hotel rooms                                                $ 6,306,000     $ 5,392,000
 Food and beverage                                            1,088,000       1,329,000
 Garage                                                         634,000         603,000
 Other                                                          159,000         132,000
                                                             ----------      ----------
  Total hotel revenues                                        8,187,000       7,456,000

Operating expenses, excluding interest, depreciation and
 amortization                                                (7,113,000)     (6,670,000)
                                                             ----------      ----------
Operating income before interest, depreciation and
 amortization                                                 1,074,000         786,000
Interest expense                                               (701,000)       (732,000)
Depreciation and amortization expense                          (501,000)     (1,220,000)
                                                             ----------      ----------
Loss from hotel operations                                  $  (128,000)    $(1,166,000)
                                                             ==========      ==========

For the three months ended March 31, 2011, the Hotel generated operating income of $1,074,000 before interest, depreciation and amortization, on operating revenues of $8,187,000 compared to operating income of $786,000, before interest, depreciation and amortization, on operating revenues of $7,456,000 for the three months ended March 31, 2010. The increase in income from Hotel operations is primarily attributable to a significant increase in room revenues in the current period, partially offset by a decrease in food and beverage revenues and an increase in operating expenses due to higher labor costs and increased staffing to improve guest satisfaction as well as greater franchise and management fees which are based on a percentage of revenues.

Room revenues increased by $914,000 for the three months ended March 31, 2011 compared to the three months ended December 31, 2010 and food and beverage revenues decreased by $241,000 for the same period. The increase in room revenues was primarily attributable to a significant increase in average daily room rates during the three months ended March 31, 2011 as the Hotel continued to see an increase in higher rated transient, corporate and business travel. The decrease in food and beverage revenues was primarily attributable to less group and meeting business with food components during the current period.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the three months ended March 31, 2011 and 2010.

Three Months Ended         Average           Average
     March 31,            Daily Rate        Occupancy%         RevPar
-----------------         ----------        ---------         --------
      2011                   $157              82%              $129
      2010                   $134              82%              $110

The operations of the Hotel continued to experience an increase in the higher rated business and group travel segments as the hospitality industry began to see some recovery. That allowed the Hotel to reduce the amount of discounted Internet business that it was forced to take in the prior period to maintain occupancy in a very competitive market. As a result, the Hotel's average daily rate increased by $23 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, while occupancy remained at 82% for both periods. As a result, the Hotel was able to achieve a RevPar number that was $19 higher than the prior period.

During the past year we have seen our management team guide our Hotel through a difficult economic period by taking bold steps to reduce expenses and implement innovative strategies in order to improve operations and enhance our competitiveness in the market. As a result, we believe that the Hotel is now well positioned to take advantage of a recovery in the hotel industry. We will continue in our efforts to upgrade our guest rooms and facilities and explore new and innovative ways to differentiate the Hotel from its competition. Moving forward, we will also focus on cultivating more international business, especially from China, and capturing a higher percentage of corporate and group travel. During the last quarter, we saw continued improvement in business travel compared to the prior year. If that trend in the hotel industry continues, it should translate into an increase in room revenues and profitability.

The Company had a net gain on marketable securities of $15,000 for the three months ended March 31, 2011 compared to a net gain on marketable securities of $120,000 for the three months ended March 31, 2010. For the three months ended March 31, 2011, the Company had a net realized gain of $90,000 and a net unrealized loss of $75,000. For the three months ended March 31, 2010, the Company had a net realized loss of $97,000 and a net unrealized gain of $217,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities see the Marketable Securities section below.

The provision for income tax benefit as a percentage of the loss before taxes was higher for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 primarily due to the lower loss from Justice which resulted in a lower amount of noncontrolling interest that was reconciled against the net loss of the Company for income tax calculation purposes.

Nine Months Ended March 31, 2011 Compared to Nine Months
Ended March 31, 2010

The Company had net income of $3,211,000 for the nine months ended March 31, 2011 compared to a net loss of $2,155,000 for the nine months ended March 31, 2010. The change is primarily attributable to the significant income generated from investing activities and to a lesser extent, the increase in income from hotel operations.

The Company had income from hotel operations of $543,000 for the nine months ended March 31, 2011, compared to a loss of $1,460,000 for the nine months ended March 31, 2010. The change to income from hotel operations from a loss is primarily attributable to a $602,000 decrease in depreciation and amortization expense as many of the furniture and fixture improvements from the renovation of the Hotel reached full deprecation during the nine months ended March 31, 2011. The Hotel also had a significant increase in room revenues compared to the prior period. The following table sets forth a more detailed presentation of Hotel operations for the nine months ended March 31, 2011 and 2010.


For the nine months ended March 31,                             2011            2010
-----------------------------------                          ----------      ----------
Hotel revenues:
 Hotel rooms                                                $ 20,522,000     $ 18,598,000
 Food and beverage                                             3,771,000        3,398,000
 Garage                                                        1,915,000        1,869,000
 Other                                                           647,000          489,000
                                                             -----------      -----------
  Total hotel revenues                                        26,855,000       24,354,000

Operating expenses, excluding interest, depreciation and
 amortization                                                (21,246,000)     (20,089,000)
                                                             -----------      -----------
Operating income before interest, depreciation and
 amortization                                                  5,609,000        4,265,000
Interest expense                                              (2,117,000)      (2,174,000)
Depreciation and amortization expense                         (2,949,000)      (3,551,000)
                                                             -----------      -----------
Income (loss) from hotel operations                         $    543,000     $ (1,460,000)
                                                             ===========      ===========

For the nine months ended March 31, 2011, the Hotel generated operating income of $5,609,000 before interest, depreciation and amortization, on operating revenues of $26,855,000 compared to operating income of $4,265,000 before interest, depreciation and amortization, on operating revenues of $24,354,000 for the nine months ended March 31, 2010. The increase in income from Hotel operations is primarily attributable to increases in room, food and beverage, and other revenues in the current period, partially offset by an increase in operating expenses due to higher labor costs and increased staffing to improve guest satisfaction as well as greater franchise and management fees which are based on a percentage of revenues.

Room revenues increased by $1,924,000 for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010 and food and beverage revenues increased by $373,000 for the same period. The increase in room revenues was primarily attributable to a significant increase in average daily room rates during the nine months ended March 31, 2011 as the Hotel began to see an increase in higher rated corporate and group business travel, which also resulted in higher in food and beverage revenues. The increase in other revenues was primarily attributable group business that either canceled or was less than guaranteed during the first nine months of the current year.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the nine months ended March 31, 2011 and 2010.

Nine Months Ended          Average           Average
     March 31,            Daily Rate        Occupancy%         RevPar
-----------------         ----------        ---------         --------
      2011                   $161              85%              $138
      2010                   $143              87%              $125

The operations of the Hotel continued to experience an increase in the higher rated business and group travel segments as the hospitality industry began to see some recovery. As a result, the Hotel's average daily rate increased significantly by $18 for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010. The modest decrease in occupancy of 2% was due to the Hotel being able to reduce the amount of discounted Internet business that it was forced to take in the prior period to maintain occupancy in a very competitive market. As a result, the Hotel was able to achieve a RevPar number that was $13 higher than the prior nine month period.

During the past year we have seen our management team guide our Hotel through a difficult economic period by taking bold steps to reduce expenses and implement innovative strategies in order to improve operations and enhance our competitiveness in the market. As a result, we believe that the Hotel is now well positioned to take advantage of a recovery in the hotel industry. We will continue in our efforts to upgrade our guest rooms and facilities and explore new and innovative ways to differentiate the Hotel from its competition. Moving forward, we will also focus on cultivating more international business, especially from China, and capturing a higher percentage of corporate and group travel. During the last nine months, we have seen continued improvement in business travel. If that trend in the hotel industry continues, it should translate into an increase in room revenues and profitability.

The Company had a net gain on marketable securities of $1,348,000 for the nine months ended March 31, 2011 compared to a net loss on marketable securities of $676,000 for the nine months ended March 31, 2010. For the nine months ended March 31, 2011, the Company had a net realized gain of $29,000 and a net unrealized gain of $1,319,000. For the nine months ended March 31, 2010, the Company had a net realized gain of $2,017,000 and a net unrealized loss of $2,693,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities see the Marketable Securities section below.

The Company may also invest, with the approval of the Securities Investment Committee and other Company guidelines, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments, net of other than temporary impairment losses. As of March 31, 2011, the Company had net other investments of $6,091,000. On October 20, 2010, as part of a debt restructuring of one of its investments, the Company exchanged approximately $4,410,000 in notes, convertible notes and debt instruments that it held in Comstock Mining, Inc. ("Comstock" - OTCBB: LODE)) for 4,410 shares ($1,000 stated value) of newly created 7 1/2% Series A-1 Convertible Preferred Stock

(the "A-1 Preferred") of Comstock. Prior to the exchange, those notes and convertible debt instruments had a carrying value of $724,000, net of impairment adjustments. The Company accounted for the transaction as an exchange of its debt securities and recorded the new instruments (A-1 Preferred) received based on their fair value. The Company estimated the fair value of the A-1 Preferred at $1,000 per share, which was the stated value of the instrument, for a total of $4,410,000. The fair value of the A-1 Preferred had a similar value to the Series B preferred stock financing (stated value of $1,000 per share) by which Comstock concurrently raised $35.7 million in new
capital from other investors in October 2010.   The Company recorded an
unrealized gain of $3,686,000 related to the preferred stock received as part of the debt restructuring.

During the nine months ended March 31, 2011 and 2010, the Company performed an impairment analysis of its other investments and determined that one of its investments had other than temporary impairment and recorded impairment losses of $197,000 and $418,000, for each respective period.

Dividend and interest income increased to $263,000 for the nine months ended March 31, 2011 from $96,000 for the nine months ended March 31, 2010 primarily as the result of receiving a stock dividend of $116,000 from Comstock during the most recent period.

Margin interest and trading expenses decreased to $195,000 for the nine months ended March 31, 2011 from $229,000 for the nine months ended March 31, 2010 primarily as the result of the decrease in margin interest expense related to the decrease in the use of margin.

The provision for income tax (expense)benefit as a percentage of the income(loss) before taxes was higher for the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010 primarily due to the lower income(loss)from Justice which resulted in a lower amount of noncontrolling interest that was reconciled against the net income(loss) of the Company for income tax calculation purposes.


MARKETABLE SECURITIES AND OTHER INVESTMENTS

As of March 31, 2011 and June 30, 2010, the Company had investments in marketable equity securities of $5,120,000 and $2,323,000, respectively. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as March 31, 2011 and June 30, 2010.

   As of March 31, 2011:
                                                             % of Total
                                                              Investment
   Industry Group                       Fair Value            Securities
   --------------                      ------------           ----------
   Basic materials                     $  1,689,000               33.0%
   Investment funds                       1,033,000               20.2%
   REITs                                    959,000               18.7%
   Services                                 782,000               15.3%
   Financial services                       272,000                5.3%
   Other                                    385,000                7.5%
                                       ------------           ----------
                                       $  5,120,000              100.0%
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
                                         ==========              ======

As of March 31, 2011, the Company's investment portfolio is diversified with 35 different equity positions. The portfolio contains three individual equity securities that are more than 5% of the equity value of the portfolio with the largest security being 30.4% of the value of the portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions.


LIQUIDITY AND SOURCES OF CAPITAL

The Company's cash flows are primarily generated from its Hotel operations and general partner management fees from Justice. The Company also receives revenues generated from the investment of its cash and marketable securities and other investments.

Following the temporary suspension of operations in May 2005 for major renovations, the Hotel started, and continues, to generate cash flows from its operations. As a result, Justice was able to pay some limited partnership distributions in fiscal years 2008 and 2009. However, due to the significant downturn in the San Francisco hotel market beginning in September 2008 and the continued weakness in domestic and international economies, no Partnership distributions were paid in fiscal 2010. Since only a modest improvement in economic conditions is expected in the lodging industry in calendar 2011, no limited partnership distributions are anticipated in fiscal 2011. During such periods, the Company has to depend more on the revenues generated from the investment of its cash and marketable securities and from its general partner management fees. The general partners will continue to monitor and review the operations and financial results of the Hotel and to set the amount of any future distributions that may be appropriate based on operating results, cash flows and other factors, including establishment of reasonable reserves for debt payments and operating contingencies.

The new Justice Compensation Agreement that became effective on December 1, 2008, when Portsmouth assumed the role of managing general partner of Justice, has provided additional cash flows to the Company. Under the new Compensation Agreement, Portsmouth is now entitled to 80% of the minimum base fee to be paid to the general partners of $285,000, while under the prior agreement, Portsmouth was entitled to receive only 20% of the minimum base fee. During the nine months ended March 31, 2011 and 2010, the Company received management fees from Justice Investors totaling $243,000 and $214,000, respectively.

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. The principal balance of the Prudential Loan was $27,315,000 as of March 31, 2011.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the "Second Prudential Loan") in a principal amount of $19,000,000. The term of the Second Prudential Loan is for 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice. The principal balance of the Second Prudential Loan was $18,071,000 as of March 31, 2011.

Effective April 29, 2010, the Partnership obtained a modification of its $2,500,000 unsecured revolving line of credit facility with East West Bank (formerly United Commercial Bank) that was to mature on April 30, 2010, and converted that line of credit facility to an unsecured term loan. The modification provides that Justice will pay the $2,500,000 balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments of $41,000, calculated on a nine-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the Wall Street Journal Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The modification includes financial covenants written to reflect financial conditions that all hotels are facing. The covenants include specific financial ratios and a return to minimum profitability by June 2011. Management believes that the Partnership has the ability to meet the specific covenants and the Partnership was in compliance with the covenants as of March 31, 2011. As of March 31, 2011 the outstanding balance was $2,292,000.

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


MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company's material financial obligations which also includes interest.


                                   Total        Year 1       Year 2       Year 3       Year 4       Year 5      Thereafter
                                 -----------   ----------   ----------   ----------   ----------   ----------   -----------
Mortgage notes payable           $45,386,000   $  207,000   $  858,000   $  907,000   $  960,000   $1,015,000   $41,439,000
Other notes payable                3,181,000      384,000      641,000      569,000    1,557,000       30,000             -
Interest                          11,355,000      713,000    2,721,000    2,628,000    2,522,000    2,396,000       375,000
                                  ----------    ---------    ---------    ---------    ---------    ---------    ----------
Total                            $59,922,000   $1,304,000   $4,220,000   $4,104,000   $5,039,000   $3,441,000   $41,814,000
                                  ----------    ---------    ---------    ---------    ---------    ---------    ----------

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

                                               PORTSMOUTH SQUARE, INC.
                                                     (Registrant)


Date:  May 12, 2011                      by   /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer

Date:  May 12, 2011                      by   /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala,
                                              Vice President and Secretary

Date:  May 12, 2011                      by   /s/ David Nguyen
                                              --------------------------
                                              David Nguyen, Treasurer
                                             (Principal Financial Officer)