Form 10-K
period 2011-06-30
PORTSMOUTH SQUARE INC
filed 2011-09-22
CIK 79661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to_________

Commission File Number 0-4057

PORTSMOUTH SQUARE, INC.
(Exact name of registrant as specified in its charter)

CALIFORNIA	94-1674111
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

10940 Wilshire Blvd., Suite 2150, Los Angeles, California 90024
(Address of principal executive offices)(Zip Code)

(310) 889-2500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
☐ Yes   ☒ No

The aggregate market value of the Common Stock, no par value, held by non-affiliates computed by reference to the average bid and asked price on December 31, 2010 (the last business day of registrant’s most recently completed second fiscal quarter) was $2,171,223.

The number of shares outstanding of registrant’s Common Stock, as of September 13, 2011, was 734,183.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” “may,” “could,” “might” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. From time to time we also provide forward-looking statements in our Forms 10-Q and 8-K, Annual Reports to Shareholders, press releases and other materials we may release to the public. Forward looking statements reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause actual results or outcomes to differ materially from those expressed in any forward looking statement. Consequently, no forward looking statement can be guaranteed and our actual future results may differ materially.

Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•
risks associated with the lodging industry, including competition, increases in wages, labor relations, energy and fuel costs, actual and threatened pandemics, actual and threatened terrorist attacks, and downturns in domestic and  international economic and market conditions, particularly in the San Francisco Bay area;

•
risks associated with the real estate industry, including changes in real estate and zoning laws or regulations, increases in real property taxes, rising insurance premiums, costs of compliance with environmental laws and other  governmental regulations;

•	the availability and terms of financing and capital and the general volatility of securities markets;

•	changes in the competitive environment in the hotel industry;

•	risks related to natural disasters;

•	litigation; and

•	other risk factors discussed below in this Report.

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

PART I

Item 1.  Business.

GENERAL

Portsmouth Square, Inc. (referred to as “Portsmouth” or the “Company” and may also be referred to as “we” “us” or “our”) is a California corporation, incorporated on July 6, 1967, for the purpose of acquiring a hotel property in San Francisco, California through a California limited partnership, Justice Investors (“Justice” or the “Partnership”). As of June 30, 2011, approximately 68.8% of the outstanding common stock of Portsmouth was owned by Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF). Santa Fe is a 77%-owned subsidiary of The InterGroup Corporation (“InterGroup”), a public company (NASDAQ: INTG). InterGroup also directly owns approximately 11.7% of the common stock of Portsmouth.

The Company's principal business is conducted through its general and limited partnership interest in the Justice Investors limited partnership (“Justice” or the “Partnership”). The Company has a 50.0% limited partnership interest in Justice and serves as one of the general partners. Justice owns a 544 room hotel property located at 750 Kearny Street, San Francisco, California 94108, known as the “Hilton San Francisco Financial District” (the “Hotel”) and related facilities, including a five level underground parking garage. The financial statements of Justice are consolidated with those of the Company. See Note 2 to the consolidated financial statements.

The other general partner, Evon Corporation (“Evon”), served as the managing general partner of Justice until December 1, 2008. As discussed below, the Limited Partnership Agreement was amended, effective December 1, 2008, to provide for a change in the respective roles of the general partners. Pursuant to that amendment, Portsmouth became the Managing General Partner of Justice while Evon assumed the role of Co-General Partner of Justice.

Most significant partnership decisions require the active participation and approval of both general partners. Pursuant to the terms of the partnership agreement, voting rights of the partners are determined according to the partners’ entitlement to share in the net profit and loss of the partnership.  The Company is not entitled to any additional voting rights by virtue of its position as a general partner. The partnership agreement also provides that no portion of the partnership real property can be sold without the written consent of the general and limited partners entitled to more than 72% of the net profit. As of June 30, 2011, there were 113 limited partners in Justice, including Portsmouth and Evon.

Historically, the Partnership’s most significant source of income was a lease between Justice and Holiday Inn for the Hotel portion of the property.  That lease was amended in 1995, and ultimately assumed by Felcor Lodging Trust, Inc. (“Felcor”) in 1998. The lease of the Hotel to Felcor was terminated effective June 30, 2004. With the termination of the Hotel lease, Justice assumed the role of an owner/operator with the assistance of a third party management company. Effective July 1, 2004, the Hotel was operated as a Holiday Inn Select brand hotel pursuant to a short term franchise agreement until it was temporarily closed for major renovations on May 31, 2005. The Hotel was reopened on January 12, 2006 to operate as a full service Hilton hotel, pursuant to a Franchise License Agreement with Hilton Hotels Corporation. Justice also has a Management Agreement with Prism Hospitality L.P. (“Prism”) to perform the day-to-day management functions of the Hotel.

Until September 30, 2008, the Partnership also derived income from the lease of the parking garage to Evon. As discussed below, effective October 1, 2008, Justice entered into an installment sale agreement with Evon to purchase the remaining term of the garage lease and related garage assets at which time the garage became a part of the Partnership’s operations. Justice also leases a portion of the lobby level of the Hotel to a day spa operator.  Portsmouth also receives management fees as a general partner of Justice for its services in overseeing and managing the Partnership’s assets.

The Company also derives income from the investment of its cash and investment securities assets. The Company has invested in income-producing instruments, equity and debt securities and will consider other investments if such investments offer growth or profit potential. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company’s marketable securities and other investments.

RECENT BUSINESS DEVELOPMENTS

Garage Installment Sale Agreement and Parking Facilities Management Agreement

Effective October 1, 2008, Justice and Evon entered into an Installment Sale Agreement whereby the Partnership purchased all of Evon’s right title and interest in the remaining term of its lease of the parking garage, which was to expire on November 30, 2010, and other related assets. The partnership also agreed to assume Evon’s contract with Ace Parking Management, Inc. (“Ace Parking”) for the management of the garage and any other liabilities related to the operation of the garage commencing October 1, 2008. The purchase price for the garage lease and related assets was approximately $755,000, payable in one down payment of approximately $28,000 and 26 equal monthly installments of approximately $29,000, which included interest at the rate of 2.4% per annum. The Note was fully paid as of November 2010. See Note 9 to the Consolidated Financial Statements.

On October 31, 2010, Justice Investors and Ace Parking entered into an amendment of the Parking Agreement to extend the term for a period of sixty two (62) months, commencing on November 1, 2010 and terminating December 31, 2015, subject to either party’s right to terminate the agreement without cause on ninety (90) days written notice. The monthly management fee of $2,000 and the accounting fee of $250 remain the same, but the amendment modified how the Excess Profit Fee to be paid to Ace would be calculated. The amendment provides that, if net operating income (“NOI”) from the garage operations exceeds $1,800,000 but is less than $2,000,000, Ace will be entitled to an Excess Profit Fee of one percent (1%) of the total annual NOI. If the annual NOI is $2,000,000 or higher, Ace will be entitled to an Excess Profit Fee equal to two percent (2%) of the total annual NOI. The prior Excess Profit Fee entitled Ace to receive three percent of NOI in excess of $150,000.

Amendments to Justice Investors Limited Partnership Agreement

On December 1, 2008, Portsmouth and Evon, as the two general partners of Justice, entered into a 2008 Amendment to the Limited Partnership Agreement (the “Amendment”) that provides for a change in the respective roles of the general partners. Pursuant to the Amendment, Portsmouth assumed the role of Managing General Partner and Evon continued on as the Co-General Partner of Justice.  The Amendment was ratified by approximately 98% of the limited partnership interests. The Amendment also provides that future amendments to the Limited Partnership Agreement may be made only upon the consent of the general partners and at least seventy five percent (75%) of the interests of the limited partners. Consent of at least 75% of the interests of the limited partners will also be required to remove a general partner pursuant to the Amendment.

Effective November 30, 2010, the general and limited partners of Justice Investors entered into an Amended and Restated Agreement of Limited Partnership, which was approved and ratified by more than 98% of the limited partnership interests of Justice. The Partnership Agreement was amended and restated in its entirety to comply with the new provisions of the California Corporations Code known as the “Uniform Limited Partnership Act of 2008”. The amendment did not result in any material modifications of the rights or obligations of the general and limited partners.

New General Partner Compensation Agreement

Concurrent with the December 2008 Amendment to the Limited Partnership Agreement, a new General Partner Compensation Agreement (the “Compensation Agreement”) was entered into on December 1, 2008, among Justice, Portsmouth and Evon to terminate and supersede all prior compensation agreement for the general partners. Pursuant to the Compensation Agreement, the general partners of Justice are entitled to receive an amount equal to 1.5% of the gross annual revenues of the Partnership (as defined), less $75,000 to be used as a contribution toward the cost of Justice engaging an asset manager. In no event shall the annual compensation be less than a minimum base of approximately $285,000, with eighty percent (80%) of that amount being allocated to Portsmouth for its services as managing general partner and twenty percent (20%) allocated to Evon as the co-general partner. Compensation earned by the general partners in each calendar year in excess of the minimum base, will be payable in equal fifty percent (50%) shares to Portsmouth and Evon. During the years ended June 30, 2011 and 2010, the general partners were paid approximately $468,000 and $417,000 respectively, under the applicable compensation agreements. Of those amounts, approximately $323,000 and $264,000 was paid to Portsmouth for fiscal 2011 and 2010.

Comstock Mining, Inc.  Debt Restructuring

On October 20, 2010, as part of a debt restructuring of one of its investments, the Company exchanged approximately $4,410,000 in notes, convertible notes and debt instruments that it held in Comstock Mining, Inc. (“Comstock” - OTCBB: LODE)) for 4,410 shares ($1,000 stated value) of newly created 7 1/2% Series A-1 Convertible Preferred Stock (the “A-1 Preferred”) of Comstock. Prior to the exchange, those notes and convertible debt instruments had a carrying value of $724,000, net of impairment adjustments. The Company accounted for the transaction as an exchange of its debt securities and recorded the new instruments (A-1 Preferred) received based on their fair value.  The Company estimated the fair value of the A-1 Preferred at $1,000 per share, which was the stated value of the instrument, for a total of $4,410,000.  The fair value of the A-1 Preferred had a similar value to the Series B preferred stock financing (stated value of $1,000 per share) by which Comstock concurrently raised $35.7 million in new capital from other investors in October 2010. The Company recorded an unrealized gain of $3,686,000 related to the preferred stock received as part of the debt restructuring. See Note 6 to the Consolidated Financial Statements.

HILTON HOTELS FRANCHISE LICENSE AGREEMENT

On December 10, 2004, the Partnership entered into a Franchise License Agreement with Hilton Hotels Corporation (the “Franchise Agreement”) for the right to operate the Hotel as a Hilton brand hotel.  The term of the Franchise Agreement is for 15 years commencing on the opening date of the Hotel, January 12, 2006, with an option to extend that Agreement for another five years, subject to certain conditions.

Pursuant to the Franchise Agreement, the Partnership paid monthly royalty fees for the first two years of three percent (3%) of the Hotel’s gross room revenue, as defined, for the preceding calendar month; the third year was at four percent (4%) of the Hotel’s gross room revenue; and the fourth year until the end of the term will be five percent (5%) of the Hotel’s gross room revenue.  Justice also pays a monthly program fee of four percent (4%) of the Hotel’s gross room revenue. The amount of the monthly program fee is subject to change; however, the increase cannot exceed one percent (1%) of the Hotel gross room revenue in any calendar year, and the cumulative increases in the monthly fees will not exceed five percent (5%) of gross room revenue. The Partnership also pays a monthly information technology recapture charge of 0.75% of the Hotel’s gross revenue. Due to the difficult economic environment, Hilton agreed to reduce its information technology fees to 0.65% for the 2010 calendar year.

Prior to operating the Hotel as a Hilton hotel, the Partnership was required to make substantial renovations to the Hotel to meet Hilton standards in accordance with a product improvement plan (“PIP”) agreed upon by Hilton and the Partnership, as well as comply with other brand standards.  That project included a complete renovation and upgrade of all of the Hotel’s guestrooms, meeting rooms, common areas and restaurant and bar.  As of January 12, 2006, the Hotel renovation work was substantially completed, at which time Justice obtained approval from Hilton to open the Hotel as the “Hilton San Francisco Financial District”. The Hotel opened with a limited number of rooms available to rent, which increased as the Hotel transitioned into full operations by the end of February 2006.

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

HOTEL MANAGEMENT COMPANY AGREEMENT

In February 2007, the Partnership terminated its prior hotel management agreement with Dow Hotel Company and entered into a management agreement with Prism Hospitality (“Prism”) to manage and operate the Hotel as its agent, effective February 10, 2007. Prism is an experienced Hilton approved operator of upscale and luxury hotels throughout the Americas. The agreement is effective for a term of ten years, unless the agreement is extended as provided in the agreement, and the Partnership has the right to terminate the agreement upon ninety days written notice without further obligation. Under the management agreement, the Partnership is to pay base management fees of 2.5% of gross operating revenues for the fiscal year. However, 0.75% of the stated management fee is due only if the partially adjusted net operating income for the subject fiscal year exceeds the amount of a minimum Partnership’s return ($7 million) for that fiscal year. Prism is also entitled to an incentive management fee if certain milestones are accomplished. No incentive fees were earned during the fiscal years ended June 30, 2011 and 2010.  In support of the Partnership’s efforts to reduce costs in this difficult economic environment, Prism agreed to reduce its management fees by fifty percent from January 1, 2009 through December 31, 2010, after which the original fee provision went back into effect. Management fees paid to Prism during the years ended June 30, 2011 and 2010 were $469,000 and $246,000, respectively.

GARAGE OPERATIONS

As discussed above, until September 30, 2008, the garage portion of the Hotel property was leased by the Partnership to Evon. Effective October 1, 2008, Justice and Evon entered into an Installment Sale Agreement whereby the Partnership purchased all of Evon’s right title and interest in the remaining term of its lease of the parking garage, which was to expire on November 30, 2010, and other related assets. The Partnership also agreed to assume Evon’s contract with Ace Parking Management, Inc. (“Ace Parking”) for the management of the garage and any other liabilities related to the operation of the garage commencing October 1, 2008.

The garage is currently operated by Ace Parking for the Partnership pursuant to a Parking Facilities Management Agreement (the “Parking Agreement”). The initial term of the Parking Agreement was to expire on October 31, 2010, with an option to renew for another five-year term. Pursuant to that agreement, the Partnership paid Ace Parking a management fee of $2,000 per month, an accounting fee equal to $250 per month, plus “Excess Profit Fee” equal to three percent (3%) of annual net profits in excess of $150,000.

On October 31, 2010, Justice Investors and Ace Parking entered into an amendment of the Parking Agreement to extend the term for a period of sixty two (62) months, commencing on November 1, 2010 and terminating December 31, 2015, subject to either party’s right to terminate the agreement without cause on ninety (90) days written notice. The monthly management fee of $2,000 and the accounting fee of $250 remain the same, but the amendment modified how the Excess Profit Fee to be paid to Ace would be calculated. The amendment provides that, if net operating income (“NOI”) from the garage operations exceeds $1,800,000 but is less than $2,000,000, Ace will be entitled to an Excess Profit Fee of one percent (1%) of the total annual NOI. If the annual NOI is $2,000,000 or higher, Ace will be entitled to an Excess Profit Fee equal to two percent (2%) of the total annual NOI.

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

CHINESE CULTURE FOUNDATION LEASE

On March 15, 2005, the Partnership entered into an amended lease with the Chinese Culture Foundation of San Francisco (the “Foundation”) for the third floor space of the Hotel commonly known as the Chinese Cultural Center, which the Foundation had right to occupy pursuant to a 50-year nominal rent lease.

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

Seasonality

Hotel’s operations historically have been seasonal. Like most hotels in the San Francisco area, the Hotel generally maintains higher occupancy and room rates during the first and second quarters of its fiscal year (July 1 through December 31) than it does in the third and fourth quarters (January 1 through June 30). These seasonal patterns can be expected to cause fluctuations in the quarterly revenues from the Hotel.

Competition

The hotel industry is highly competitive. Competition is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services and guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual market in which properties are located.

The Hotel is located in an area of intense competition from other hotels in the Financial District and San Francisco in general. After being closed for more than seven months for a substantial renovation project in fiscal year 2006, it has taken some time for the Hotel, now operating as a Hilton, to gain recognition as a totally upgraded and higher level property after being under the Holiday Inn brand for almost 35 years.  The Hotel is also somewhat limited by having only 15,000 square feet of meeting room space. Other hotels, with greater meeting room space, may have a competitive advantage by being able to attract larger groups and small conventions. Increased competition from new hotels, or hotels that have been recently undergone substantial renovation, could have an adverse effect on occupancy, average daily rate (“ADR”) and room revenue per available room (“RevPar”) and put pressure on the Partnership to make additional capital improvements to the Hotel to keep pace with the competition.

The Hotel’s target market is business travelers, leisure customers and tourists, and small to medium size groups. Since the Hotel operates in an upper scale segment of the market, we also face increased competition from providers of less expensive accommodations, such as limited service hotels, during periods of economic downturn when leisure and business travelers become more sensitive to room rates. Like other hotels, we have experienced a decrease in some higher rated corporate and business travel as many companies have cut their travel and entertainment budgets in response to economic conditions.  As a result, there is added pressure on all hotels in the San Francisco market to lower room rates in an effort to maintain occupancy levels during such periods. Although we have seen some signs of recovery in the San Francisco market during the 2011 fiscal year, like all hotels, we will remain subject to the uncertain domestic and global economic environment.

In this highly competitive market, management has continued to focus on ways to enhance the guest experience as well as improve operating efficiencies. During the last two fiscal years, the Hotel has upgraded its guest rooms with newer flat panel televisions systems that provide guests with greater entertainment options. The Hotel has also installed many energy saving controls and devices as part of its efforts to become greener and reduce operating costs. Currently, we are working on a new executive lounge on the 26th floor of the Hotel that is expected to open in early October 2011. We have also taken steps to improve out internet connectivity throughout the Hotel and will be providing more technological amenities for our guests. Management will continue to explore new and innovative ways to improve operations and to attract new guests to the Hotel at higher room rates.

The Hotel is also subject to certain operating risks common to all of the hotel industry, which could adversely impact performance. These risks include:

•	Competition for guests and meetings from other hotels including competition and pricing pressure from internet wholesalers and distributors;

•	increases in operating costs, including wages, benefits, insurance, property taxes and energy, due to inflation and other factors, which may not be offset in the future by increased room rates;

•	labor strikes, disruptions or lock outs;

•	dependence on demand from business and leisure travelers, which may fluctuate and is seasonal;

•	increases in energy costs, cost of fuel, airline fares and other expenses related to travel, which may negatively affect traveling;

•	terrorism, terrorism alerts and warnings, wars and other military actions, pandemics or other medical events or warnings which may result in decreases in business and leisure travel; and

•	adverse effects of downturns and recessionary conditions in international, national and/or local economies and market conditions.

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

Environmental consultants retained by the Partnership or its lenders conducted updated Phase I environmental site assessments in fiscal year ended June 30, 2008 on the Hotel property. These Phase I assessments relied, in part, on Phase I environmental assessments prepared in connection with the Partnership’s first mortgage loan obtained in July 2005. Phase I assessments are designed to evaluate the potential for environmental contamination on properties based generally upon site inspections, facility personnel interviews, historical information and certain publicly-available databases; however, Phase I assessments will not necessarily reveal the existence or extent of all environmental conditions, liabilities or compliance concerns at the properties.

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

EMPLOYEES

As of June 30, 2011, Portsmouth had three full-time employees.  The employees of the Company are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

Employees of Justice and management of the Hotel are not unionized and the Company believes that their relationships with the Hotel are satisfactory and consistent with the market in San Francisco. Most of the non-management employees of the Hotel are part of Local 2 of the Hotel Employees and Restaurant Employees Union (“UNITE HERE”); Stationary Engineers, Local 39; and the Teamsters Local 856. The Hotel’s contract with Local 2 expired on August 14, 2009. While Local 2 has sent a statutory letter to the Hotel to open negotiations, limited substantive discussions between the Hotel and union representatives have commenced to date. At this time, no disruptions to the operations of the Hotel have occurred and/or are expected resulting from the expired union contract and the unresolved contract negotiations. We expect substantive negotiations to begin in the near future.

The Hotel has two other labor agreements. An extension agreement with Stationary Engineers, Local 39 was tentatively agreed to in May 2011 with an effective date retroactive to January 11, 2011, and an expiration date of July 31, 2013. A new contract with Teamsters Local 856 was reached on March 10, 2011 with an effective date retroactive to January 1, 2011, and an expiration date of December 31, 2012.

ADDITIONAL INFORMATION

The Company files annual and quarterly reports on Forms 10-K and 10-Q, current reports on Form 8-K and other information with the Securities and Exchange Commission (“SEC” or the “Commission”). The public may read and copy any materials that we file with the Commission at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 a.m. to 3:00 p.m. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission also maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission.

Other information about the Company can be found on our parent company’s website www.intgla.com. Reference in this document to that website address does not constitute incorporation by reference of the information contained on the website.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

SAN FRANCISCO HOTEL PROPERTY

The Hotel is owned directly by the Partnership. The Hotel is centrally located near the Financial District in San Francisco, one block from the Transamerica Pyramid. The Embarcadero Center is within walking distance and North Beach is two blocks away.  Chinatown is directly across the bridge that runs from the Hotel to Portsmouth Square Park. The Hotel is a 31-story (including parking garage), steel and concrete, A-frame building, built in 1970. The Hotel has 544 well-appointed guest rooms and luxury suites situated on 22 floors as well as a 5,400 square foot Tru Spa health and beauty spa on the lobby level.  The third floor houses the Chinese Culture Center and grand ballroom.  The Hotel has approximately 15,000 square feet of meeting room space, including the grand ballroom. Other features of the Hotel include a 5-level underground parking garage and pedestrian bridge across Kearny Street connecting the Hotel and the Chinese Culture Center with Portsmouth Square Park in Chinatown.  The bridge, built and owned by the Partnership, is included in the lease to the Chinese Culture Center.

Since the Hotel just completed renovations, there is no present program for any further major renovations; however, the Partnership expects to reserve approximately 4% of gross annual Hotel revenues each year for future capital requirements.  In the opinion of management, the Hotel is adequately covered by insurance.

HOTEL FINANCINGS

On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the “Prudential Loan”).  The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. The principal balance of the Prudential Loan was $27,176,000 as of June 30, 2011.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the “Second Prudential Loan”) in a principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice. The principal balance of the Second Prudential Loan was $18,003,000 as of June 30, 2011.

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

The modification provides that Justice will pay the $2,500,000 balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments of $41,000, calculated on a six-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the WSJ Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The modification provides for new financial covenants that include specific financial ratios and a return to minimum profitability after June 30, 2011. Management believes that the Partnership has the ability to meet the specific covenants and the Partnership was in compliance with the covenants as of June 30, 2011. The Partnership paid a loan modification fee of $10,000. The loan continues as unsecured. As of June 30, 2011 and June 30, 2010, the interest rate was 5.75% and the outstanding balances were $2,202,000 and $2,500,000, respectively.

LAND HELD FOR DEVELOPMENT

On August 29, 2007, the Board of Directors authorized an investment of $973,000 for Portsmouth to acquire a 50% equity interest in Intergroup Uluniu, Inc., a Hawaii corporation (“Uluniu”) in a related party transaction. Uluniu was a 100% owned subsidiary of The InterGroup Corporation (“InterGroup”). Uluniu owns an approximately two-acre parcel of unimproved land located in Kihei, Maui, Hawaii which is held for development. The Company’s investment in Uluniu represents an amount equal to the costs paid by InterGroup for the acquisition and carrying costs of the property through August 2007. The fairness of the financial terms of the transaction were reviewed and approved by the independent director of the Company.

Uluniu intends to obtain the entitlements and permits necessary for the joint development of the parcel with an adjoining landowner into residential units. After the completion of this predevelopment phase, the Uluniu will determine whether it more advantageous to sell the entitled property or to commence with construction. Due to current economic conditions, the project is on hold.

Item 3.	Legal Procedings.

The Company is not subject to any legal proceedings requiring disclosure.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Portsmouth’s common stock is traded on the OTC Bulletin Board (“OTCBB”) under the symbol: PRSI.OB.  The following table sets forth the range of the high and low bid quotations as reported by the OTCBB for Portsmouth’s common stock for each full quarterly period for the years ended June 30, 2011 and 2010. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

Fiscal 2011	High	Low

First Quarter (7/ 1 to 9/30)	$23.99	$17.50
Second Quarter (10/1 to 12/31)	$27.00	$22.00
Third Quarter (1/1 to 3/31)	$24.00	$22.00
Fourth Quarter (4/1 to 6/30)	$25.00	$23.00

Fiscal 2010

First Quarter (7/ 1 to 9/30)	$35.00	$17.00
Second Quarter (10/1 to 12/31)	$17.25	$17.10
Third Quarter (1/1 to 3/31)	$25.00	$17.25
Fourth Quarter (4/1 to 6/30)	$24.99	$17.55

HOLDERS

As of September 13, 2011, the number of holders of record of the Company’s Common Stock was approximately 195. Such number of owners was determined from the Company's shareholders records and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various brokers, clearing agencies or other nominees.  Including beneficial holders there are approximately 370 shareholders of the Company's Common Stock.

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

PURCHASES OF EQUITY SECURITIES

Portsmouth did not repurchase any of its own securities during the last quarter of its fiscal year ending June 30, 2011 and does not have any publicly announced repurchase program.

Item 6. Selected financial Data.

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

The Company's principal business is conducted through its general and limited partnership interest in the Justice Investors limited partnership (“Justice” or the “Partnership”). The Company has a 50.0% limited partnership interest in Justice and serves as the managing general partner of Justice. Evon Corporation (“Evon”) serves as the other general partner. Justice owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California, known as the Hilton San Francisco Financial District (the “Hotel”). The financial statements of Justice have been consolidated with those of the Company. See Note 2 to the Consolidated Financial Statements.

The Hotel is operated by the Partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with Hilton Hotels Corporation. The term of the Agreement is for a period of 15 years commencing on January 12, 2006, with an option to extend the license term for another five years, subject to certain conditions. Justice also has a Management Agreement with Prism Hospitality L.P. (“Prism”) to perform the day-to-day management functions of the Hotel.

Until September 30, 2008, the Partnership also derived income from the lease of the parking garage to Evon.  Effective October 1, 2008, Justice entered into an installment sale agreement with Evon to purchase the remaining term of the garage lease and related garage assets, and assumed the contract with Ace Parking for the operations of the garage. Justice also leases a portion of the lobby level of the Hotel to a day spa operator.  Portsmouth also receives management fees as a general partner of Justice for its services in overseeing and managing the Partnership’s assets. Those fees are eliminated in consolidation.

Fiscal Year Ended June 30, 2011 Compared to Fiscal Year Ended June 30, 2010

The Company had net income of $3,077,000 for the year ended June 30, 2011 compared to a net loss of $2,954,000 for the year ended June 30, 2010.   The change is primarily attributable to the substantial income generated from investing activities and the significant improvement in the operations of the hotel during the current year.

The Company had net income from hotel operations of $710,000 for the fiscal year ended June 30, 2011, compared to a net loss of $2,192,000 for the fiscal year ended June 30, 2010. The change to net income from hotel operations from a net loss is primarily attributable to a $1,280,000 decrease in depreciation and amortization expense as many of the furniture and fixture improvements from the renovation of the Hotel reached full deprecation during fiscal 2011. The Hotel also had a significant increase in room revenues compared to the prior year.

The following table sets forth a more detailed presentation of Hotel operations for the years ended June 30, 2011 and 2010.

For the years ended June 30,	2011	2010
Hotel revenues:
Hotel rooms	$27,839,000	$24,848,000
Food and beverage	5,028,000	4,703,000
Garage	2,599,000	2,507,000
Other operating departments	816,000	622,000
Total hotel revenues	36,282,000	32,680,000
Operating expenses excluding interest, depreciation and amortization	(29,299,000)	(27,223,000)
Operating income before interest, depreciation and amortization	6,983,000	5,457,000
Interest	(2,806,000)	(2,902,000)
Depreciation and amortization	(3,467,000)	(4,747,000)

Net income (loss) from hotel operations	$710,000	$(2,192,000)

For the fiscal year ended June 30, 2011, the Hotel generated operating income of $6,983,000 before interest, depreciation and amortization, on total operating revenues of $36,282,000 compared to operating income of $5,457,000 before interest, depreciation and amortization, on operating revenues of $32,680,000 for the fiscal year ended June 30, 2010. The increase in income from Hotel operations is primarily attributable to increases in room, food and beverage, and other revenues in the current year, partially offset by an increase in operating expenses due to higher labor costs and increased staffing to improve guest satisfaction as well as greater franchise and management fees which are based on a percentage of revenues.

Room revenues increased by $2,991,000 for the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010 and food and beverage revenues increased by $325,000 for the same period. The increase in room revenues was primarily attributable to a significant increase in average daily room rates during fiscal 2011 as the Hotel began to see an increase in higher rated leisure, corporate and group business travel, which also resulted in higher in food and beverage revenues.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPar”) of the Hotel for the fiscal years ended June 30, 2011 and 2010.

Fiscal Year ended June 30,	Average Daily Rate	Average Occupancy %	RevPar

2011	$163	86%	$140
2010	$143	87%	$125

The operations of the Hotel experienced an increase in the higher rated business and group travel segments in fiscal 2011 as the hospitality industry began to see some recovery. As a result, the Hotel’s average daily rate increased significantly by $20 for the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010. The modest decrease in occupancy of 1% was due to the Hotel being able to reduce the amount of discounted Internet business that it was forced to take in the prior year to maintain occupancy in a very competitive market. As a result, the Hotel was able to achieve a RevPar number that was $15 higher than fiscal 2010.

During the past year we have seen our management team guide our Hotel through a difficult economic period by taking bold steps to reduce expenses and implement innovative strategies in order to improve operations and enhance our competitiveness in the market. Currently, we are working on a new executive lounge on the 26th floor of the Hotel that is expected to open in early October 2011. We have also taken actions to improve out internet connectivity throughout the Hotel and will be providing more technological amenities for our guests.

We will continue in our efforts to upgrade our guest rooms and facilities and explore new and innovative ways to differentiate the Hotel from its competition. Moving forward, we will also focus on cultivating more international business, especially from China, and capturing a higher percentage of corporate and group travel. During the last twelve months, we have seen some improvement in business and leisure travel. If that trend in the San Francisco market and the hotel industry continues, it should translate into an increase in room revenues and profitability. However, like all hotels, we will remain subject to the uncertain domestic and global economic environment.

The Company had a net gain on marketable securities of $1,030,000 for the year ended June 30, 2011 compared to a net loss on marketable securities of $621,000 for the year ended June 30, 2010.  For the year ended June 30, 2011, the Company had a net realized loss of $35,000 and a net unrealized gain of $1,065,000.  For the year ended June 30, 2010, the Company had a net realized gain of $2,158,000 and a net unrealized loss of $2,779,000.  Gains and losses on marketable securities and other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s net income.  However, the amount of gain or loss on marketable securities and other investments for any given period may have no predictive value and variations in amount from period to period may have no analytical value.  For a more detailed description of the composition of the Company’s marketable securities please see the Marketable Securities section below.

The Company may also invest, with the approval of the Securities Investment Committee and other Company guidelines, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company’s balance sheet as part of other investments, net of other than temporary impairment losses.

As of June 30, 2011, the Company had net other investments of $5,913,000.  On October 20, 2010, as part of a debt restructuring of one of its investments, the Company exchanged approximately $4,410,000 in notes, convertible notes and debt instruments that it held in Comstock Mining, Inc. (“Comstock” – OTCBB: LODE) for 4,410 shares ($1,000 stated value) of newly created 7 1/2% Series A-1 Convertible Preferred Stock (the “A-1 Preferred”) of Comstock. Prior to the exchange, those notes and convertible debt instruments had a carrying value of $724,000, net of impairment adjustments. The Company accounted for the transaction as an exchange of its debt securities and recorded the new instruments (A-1 Preferred) received based on their fair value.  The Company estimated the fair value of the A-1 Preferred at $1,000 per share, which was the stated value of the instrument, for a total of $4,410,000.  The fair value of the A-1 Preferred had a similar value to the Series B preferred stock financing (stated value of $1,000 per share) by which Comstock concurrently raised $35.7 million in new capital from other investors in October 2010.   The Company recorded an unrealized gain of $3,686,000 related to the preferred stock received as part of the debt restructuring.   This gain is included in the net unrealized gain on other investments on the Consolidated Statement of Operations.

During the years ended June 30, 2011 and 2010, the Company performed an impairment analysis of its other investments and determined that one of its investments had other than temporary impairment and recorded impairment losses of $356,000 and $657,000, for each respective period.

Dividend and interest income increased to $486,000 for the year ended June 30, 2011 from $162,000 for the year ended June 30, 2010 primarily as the result of receiving a stock dividend of $282,000 from Comstock during the current year.

The provision for income tax (expense) benefit as a percentage of the income (loss) before taxes was higher for the year ended June 30, 2011 as compared to the year ended June 30, 2010 primarily due to having income from Justice, of which 50% is taxable to Portsmouth,  in the current year compared to significant loss from Justice in the previous comparable year.  This resulted in a lower amount of noncontrolling interest that was reconciled against the net income (loss) of the Company for income tax calculation purposes.

MARKETABLE SECURITIES

As of June 30, 2011 and 2010, the Company had investments in marketable equity securities of $4,866,000 and $2,323,000, respectively.  The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups as:

As of June 30, 2011		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$1,687,000	34.7%
Investment funds	924,000	19.0%
Services	815,000	16.7%
REITs and real estate companies	587,000	12.1%
Financial services	443,000	9.1%
Other	410,000	8.4%
	$4,866,000	100.0%

As of June 30, 2010		% of Total
		Investment
Industry Group	Fair Value	Securities

Investment funds	$751,000	32.3%
REITs and real estate companies	493,000	21.2%
Healthcare	276,000	11.9%
Services	261,000	11.2%
Financial services	214,000	9.2%
Other	328,000	14.2%
	$2,323,000	100.0%

The Company’s investment portfolio is diversified with 33 different equity positions. The Company holds three individual equity securities that comprise individually more than 5% of the equity value of the portfolio, with the largest being 33.7%. The amount of the Company’s investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date.

LIQUIDITY AND SOURCES OF CAPITAL

The Company’s cash flows are primarily generated from its Hotel operations and general partner management fees from Justice. The Company also receives revenues generated from the investment of its cash and marketable securities and other investments.

Following the temporary suspension of operations in May 2005 for major renovations, the Hotel started, and continues, to generate cash flows from its operations. As a result, Justice was able to pay some limited partnership distributions in fiscal years 2008 and 2009. However, due to the significant downturn in the San Francisco hotel market beginning in September 2008 and the continued weakness in domestic and international economies, no Partnership distributions were paid in fiscal 2011 and 2010. During such periods, the Company has to depend more on the revenues generated from the investment of its cash and marketable securities and from its general partner management fees. Since we have seen some recent improvements in the operations of the Hotel, and the San Francisco market in general, the Partnership may be in a position to consider limited partnership distributions in fiscal 2012. The general partners will continue to monitor and review the operations and financial results of the Hotel and to set the amount of any future distributions that may be appropriate based on operating results, cash flows and other factors, including establishment of reasonable reserves for debt payments and operating contingencies.

The new Justice Compensation Agreement that became effective on December 1, 2008, when Portsmouth assumed the role of managing general partner of Justice, has provided additional cash flows to the Company. Under the new Compensation Agreement, Portsmouth is now entitled to 80% of the minimum base fee to be paid to the general partners of $285,000, while under the prior agreement, Portsmouth was entitled to receive only 20% of the minimum base fee.  As a result of that new agreement and the increase in Hotel gross revenues in fiscal 2011, total general partner fees paid to Portsmouth for the year ended June 30, 2011 increased to $323,000, compared to $264,000 for the year ended June 30, 2010.

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the “Prudential Loan”).  The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. The principal balance of the Prudential Loan was $27,176,000 as of June 30, 2011.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the “Second Prudential Loan”) in a principal amount of $19,000,000. The term of the Second Prudential Loan is for 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice. The principal balance of the Second Prudential Loan was $18,003,000 as of June 30, 2011.

Effective April 29, 2010, the Partnership obtained a modification of its $2,500,000 unsecured revolving line of credit facility with East West Bank (formerly United Commercial Bank) that was to mature on April 30, 2010, and converted that line of credit facility to an unsecured term loan. The modification provides that Justice will pay the $2,500,000 balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments of $41,000, calculated on a nine-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the Wall Street Journal Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The modification provides for new financial covenants that include specific financial ratios and a return to minimum profitability after June 30, 2011. Management believes that the Partnership has the ability to meet the specific covenants and the Partnership was in compliance with the covenants as of June 30, 2011. As of June 30, 2011, the interest rate was 5.75% and the outstanding balance was $2,202,000.

Despite the downturns in the economy, the Hotel has continued to generate positive cash flows. While the debt service requirements related to the two Prudential loans, as well as the new term loan to pay off the line of credit, may create some additional risk for the Company and its ability to generate cash flows in the future since the Partnership’s assets had been virtually debt free for a number of years, management believes that cash flows from the operations of the Hotel and the garage will continue to be sufficient to meet all of the Partnership’s current and future obligations and financial requirements. Management also believes that there is sufficient equity in the Hotel assets to support future borrowings, if necessary, to fund any new capital improvements and other requirements.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate.  The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the consolidated statements of operations.

Management believes that its cash, marketable securities, and the cash flows generated from those assets and from partnership distributions and management fees, will be adequate to meet the Company’s current and future obligations.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company’s material financial obligations which also includes interest.

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Mortgage notes payable	$45,179,000	$858,000	$907,000	$960,000	$1,015,000	$41,439,000	$-
Other notes payable	2,786,000	651,000	569,000	1,558,000	8,000	-	-
Interest	10,660,000	2,721,000	2,628,000	2,522,000	2,395,000	394,000	-
Total	$58,625,000	$4,230,000	$4,104,000	$5,040,000	$3,418,000	$41,833,000	$-

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Portsmouth Square, Inc.:

We have audited the accompanying consolidated balance sheets of Portsmouth Square, Inc. and its subsidiary (the Company) as of June 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ deficit and cash flows for each of the years in the two-year period ended June 30, 2011.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Portsmouth Square, Inc. and its subsidiary as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.
San Francisco, California
September 21, 2011

PORTSMOUTH SQUARE, INC.
CONSOLIDATED BALANCE SHEETS

As of June 30,	2011	2010

ASSETS
Investment in hotel, net	$32,089,000	$33,708,000
Investment in real estate	973,000	973,000
Investment in marketable securities	4,866,000	2,323,000
Other investments, net	5,913,000	2,513,000
Cash and cash equivalents	610,000	522,000
Accounts receivable, net	1,683,000	1,573,000
Other assets, net	1,976,000	1,561,000
Deferred tax asset	3,199,000	4,891,000

Total assets	$51,309,000	$48,064,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
Accounts payable and other liabilities	$7,961,000	$7,763,000
Due to securities broker	1,835,000	226,000
Obligations for securities sold	153,000	79,000
Other notes payable	2,786,000	3,688,000
Mortgage notes payable - hotel	45,179,000	45,990,000

Total liabilities	57,914,000	57,746,000

Commitments and contingencies
Shareholders' deficit:
Common stock, no par value: Authorized shares - 750,000; 734,183 shares issued and outstanding shares	2,092,000	2,092,000
Additional paid-in-capital	916,000	916,000
Retained earnings (accumulated deficit)	29,000	(2,860,000)
Total Portsmouth shareholders' equity	3,037,000	148,000
Noncontrolling interest	(9,642,000)	(9,830,000)
Total shareholders' deficit	(6,605,000)	(9,682,000)

Total liabilities and shareholders' deficit	$51,309,000	$48,064,000

The accompanying notes are an integral part of these consolidated financial statements.

PORTSMOUTH SQUARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30,	2011	2010

Revenue - Hotel	$36,282,000	$32,680,000

Costs and operating expenses
Hotel operating expenses	(29,299,000)	(27,223,000)
Depreciation and amortization expense	(3,467,000)	(4,747,000)
General and administrative expense	(572,000)	(606,000)

Total costs and operating expenses	(33,338,000)	(32,576,000)

Income from operations	2,944,000	104,000

Other income (expense)
Interest expense	(2,806,000)	(2,902,000)
Net gain (loss) on marketable securities	1,030,000	(621,000)
Net unrealized gain on other investments	3,777,000	71,000
Impairment loss on other investments	(356,000)	(657,000)
Dividend and interest income	486,000	162,000
Trading and margin interest expense	(271,000)	(292,000)

Net other income (expense)	1,860,000	(4,239,000)

Income (loss) before income taxes	4,804,000	(4,135,000)
Income tax (expense) benefit	(1,727,000)	1,181,000

Net income (loss)	3,077,000	(2,954,000)
Less: Net (income) loss attributable to the noncontrolling interest	(188,000)	1,234,000

Net Income (loss) attributable to Portsmouth	$2,889,000	$(1,720,000)

Basic and diluted income (loss) per share attributable to Portsmouth	$3.93	$(2.34)

Weighted average number of common shares outstanding	734,183	734,183

The accompanying notes are an integral part of these consolidated financial statements.

PORTSMOUTH SQUARE, INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

				Retained	Total
			Additional	Earnings	Portsmouth		Total
	Common Stock		Paid-in	(Accumulated	Shareholders'	Noncontrolling	Shareholders'
	Shares	Amount	Capital	Deficit)	Equity	Interest	Deficit

Balance at June 30, 2009	734,183	$2,092,000	$916,000	$(1,140,000)	$1,868,000	$(8,596,000)	$(6,728,000)

Net loss				(1,720,000)	(1,720,000)		(1,720,000)

Noncontrolling interest						(1,234,000)	(1,234,000)

Balance at June 30, 2010	734,183	2,092,000	916,000	(2,860,000)	148,000	(9,830,000)	(9,682,000)

Net income				2,889,000	2,889,000		2,889,000

Noncontrolling interest						188,000	188,000

Balance at June 30, 2011	734,183	$2,092,000	$916,000	$29,000	$3,037,000	$(9,642,000)	$(6,605,000)

The accompanying notes are an integral part of these consolidated financial statements.

PORTSMOUTH SQUARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30,	2011	2010
Cash flows from operating activities:
Net income (loss)	$3,077,000	$(2,954,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net unrealized (gain) loss on marketable securities	(1,065,000)	2,779,000
Unrealized gain on other investments	(3,777,000)	(71,000)
Impairment loss on other investments	356,000	657,000
Depreciation and amortization	3,467,000	4,747,000
Changes in assets and liabilities:
Investment in marketable securities	(1,478,000)	885,000
Accounts receivable	(110,000)	(302,000)
Other assets	(490,000)	170,000
Accounts payable and other liabilities	198,000	515,000
Due to securities broker	1,609,000	(1,288,000)
Obligations for securities sold	74,000	(620,000)
Deferred income taxes	1,692,000	(1,182,000)
Net cash provided by operating activities	3,553,000	3,336,000

Cash flows from investing activities:
Payments for hotel furniture, equipment and building improvements	(1,773,000)	(1,409,000)
Other investments	21,000	(690,000)
Net cash used in investing activities	(1,752,000)	(2,099,000)

Cash flows from financing activities:
Proceeds from line of credit	-	689,000
Payments on mortgage notes payable	(811,000)	(767,000)
Payments on other notes payable	(902,000)	(846,000)
Net cash used in financing activities	(1,713,000)	(924,000)

Net increase in cash and cash equivalents	88,000	313,000
Cash and cash equivalents at the beginning of the year	522,000	209,000
Cash and cash equivalents at the end of the year	$610,000	$522,000

Supplemental information:
Income tax refund (paid)	$7,000	$(1,000)
Interest paid	$2,897,000	$3,019,000
Conversion of line of credit into other notes payable	$-	$2,500,000
Fixed assets acquired through capital leases	$-	$755,000

The accompanying notes are an integral part of these consolidated financial statements.

PORTSMOUTH SQUARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business

As of June 30, 2011, Santa Fe Financial Corporation (“Santa Fe”), a public company, owns approximately 68.8% of the outstanding common shares of Portsmouth Square, Inc. (“Portsmouth” or the “Company”). Santa Fe is a 77%-owned subsidiary of The InterGroup Corporation (“InterGroup”), a public company. InterGroup also directly owns approximately 11.7% of the common stock of Portsmouth.

Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice Investors, a California limited partnership (“Justice” or the “Partnership”). Portsmouth has a 50.0% limited partnership interest in Justice and serves as one of the two general partners. The other general partner, Evon Corporation (“Evon”), served as the managing general partner until December 1, 2008 at which time Portsmouth assumed the role of managing general partner. As discussed in Note 2, the financial statements of Justice are consolidated with those of the Company.

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

Justice leased the parking garage to Evon through September 30, 2008.  Effective October 1, 2008, Justice and Evon entered into an Installment Sale Agreement whereby Justice purchased all of Evon’s right, title, and interest in the remaining term of its lease of the parking garage, which was to expire on November 30, 2010, and other related assets.  Justice also agreed to assume Evon’s contract with Ace Parking Management, Inc. (“Ace Parking”) for the management of the garage and any other liabilities related to the operation of the garage commencing October 1, 2008.  The management agreement with Ace Parking was extended for another 62 months, effective November 1, 2010. The Partnership also leases a day spa on the lobby level to Tru Spa.  Portsmouth also receives management fees as a general partner of Justice for its services in overseeing and managing the Partnership’s assets. Those fees are eliminated in consolidation.

Due to the temporary closing of the Hotel to undergo major renovations from May 2005 until January 2006 to transition and reposition the Hotel from a Holiday Inn to a Hilton, and the substantial depreciation and amortization expenses resulting from the renovations and operating losses incurred as the Hotel ramped up operations after reopening, Justice has recorded net losses. These losses were anticipated and planned for as part of the Partnership’s renovation and repositioning plan for Hotel and management considers those net losses to be temporary. The Hotel has been generating positive cash flows from operations since June 2006 and net income is expected to improve in the future, especially since depreciation and amortization expenses attributable to the renovation will decrease substantially. For the fiscal year ended June 30, 2011, that trend of net losses was reversed as the Company recorded net income from hotel operations of $710,000. Despite the significant downturn in the economy, management believes that the revenues expected to be generated from the Hotel, garage and the Partnership’s leases will be sufficient to meet all of the Partnership’s current and future obligations and financial requirements.  Management also believes that there is significant equity in the Hotel to support additional borrowings, if necessary.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all controlled subsidiaries. All significant inter-company transactions and balances have been eliminated.

Investment in Hotel, Net

The Hotel property and equipment are stated at cost less accumulated depreciation.  Building improvements are being depreciated on a straight-line basis over their useful lives ranging from 3 to 39 years. Furniture, fixtures, and equipment are being depreciated on a straight-line basis over their useful lives ranging from 3 to 7 years.

Repairs and maintenance are charged to expense as incurred. Costs of significant renewals and improvements are capitalized and depreciated over the shorter of its remaining estimated useful life or life of the asset. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts; any resulting gain or loss is included in other income (expenses).

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Partnership will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset’s remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. No impairment losses were recorded for the years ended June 30, 2011 and 2010.

Investment in Marketable Securities

Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date.  Marketable securities are classified as trading securities with all unrealized gains and losses on the Company's investment portfolio recorded through the consolidated statements of operations.

Other Investments, Net

Other investments include non-marketable securities that are carried at cost net of any impairment loss and non-marketable warrants carried at fair value.  The Company has no significant influence or control over the entities that issue these investments.  These investments are reviewed on a periodic basis for other-than-temporary impairment. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time an investment is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.  For the years ended June 30, 2011 and 2010, the Company recorded impairment losses related to other investments of $356,000 and $ 657,000, respectively.

Derivative Financial Instruments

The Company has investments in stock warrants that are considered derivative instruments.

Derivative financial instruments, as defined in ASC 815-10-15-83, “Derivatives and Hedging”(pre-Codification SFAS No. 133  Accounting for Derivative Financial Instruments and Hedging Activities ), consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value on the Company’s consolidated balance sheet with the related unrealized gain or loss recorded in the Company’s consolidated statement of operations.  The Company used the Black-Scholes option valuation model to estimate the fair value these instruments which requires management to make significant assumptions including trading volatility, estimated terms, and risk free rates.  Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based models are highly volatile and sensitive to changes in the trading market price of the underlying common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s consolidated statement of operations will reflect the volatility in these estimate and assumption changes.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased and are carried at cost, which approximates fair value.

Accounts Receivable, Net

Accounts receivable from Hotel customers are carried at cost less an allowance for doubtful accounts that is based on management’s assessment of the collectability of accounts receivable.  The Company extends unsecured credit to its customers but mitigates the associated credit risk by performing ongoing credit evaluations of its customers.

Other Assets, Net

Other assets include prepaid insurance, loan fees, franchise fees, license fees and other miscellaneous assets. Loan fees are stated at cost and amortized over the term of the loan using the effective interest method. Franchise fees are stated at cost and amortized over the life of the agreement (15 years). License fees are stated at cost and amortized over 10 years.

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

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions.

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

Fair Value of Financial Instruments

The Company accounts for its assets and liabilities under accounting standards of fair value measurement. Under these standards, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. Accounting standards for fair value measurement establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the observability of inputs as follows:

Level 1–inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2–inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3–inputs to the valuation methodology are unobservable and significant to the fair value.

Environmental Remediation Costs

Liabilities for environmental remediation costs are recorded and charged to expense when it is probable that obligations have been incurred and the amounts can be reasonably estimated.  Recoveries of such costs are recognized when received.  As of June 30, 2011 and 2010, there were no liabilities for environmental remediation.

Revenue Recognition

Room revenue is recognized on the date upon which a guest occupies a room and/or utilizes the Hotel’s services. Food and beverage revenues are recognized upon delivery. Garage revenue is recognized when a guest uses the garage space.

Rental revenue is recognized on the straight-line method of accounting whereby contractual rent payment increases are recognized evenly over the lease term, regardless of when the rent payments are received by Justice. The leases contain provisions for base rent plus a percentage of the lessees’ revenues, which are recognized when earned.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $337,000 and $278,000 for the years ended June 30, 2011 and 2010, respectively.

Basic and Diluted Income (Loss) per Share

Basic income (loss) per share is calculated based upon the weighted average number of common shares outstanding during each fiscal year.  As of June 30, 2011 and 2010, the Company did not have any potentially dilutive securities outstanding.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, “Improving Disclosures About Fair Value Measurements.” Effective January 1, 2010, ASU 2010-06 requires the separate disclosure of significant transfers into and out of the Level 1 and Level 2 categories and the reasons for such transfers, and also requires fair value measurement disclosures for each class of assets and liabilities as well as disclosures about valuation techniques and inputs used for recurring and nonrecurring Level 2 and Level 3 fair value measurements.  The Company adopted this amendment during fiscal year 2010, which  resulted in additional disclosures in the Company’s condensed consolidated financial statements. Effective in fiscal years beginning after December 15, 2010, ASU 2010-06 also requires Level 3 disclosure of purchases, sales, issuances and settlements activity on a gross rather than a net basis.

The Consolidation Topic of the FASB ASC 810 provides a new accounting provision regarding the consolidation of variable interest entities (“VIEs”). The new accounting provision modifies the existing quantitative guidance used in determining the primary beneficiary of a VIE by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. Additionally, the accounting provision requires an ongoing reconsideration of the primary beneficiary and provides a framework for the events that triggers a reassessment of whether an entity is a VIE. The new accounting update became effective for the Company on July 1, 2010. The adoption of this guidance did not have a material effect on the Company’s  consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (International Financial Reporting Standard).”  ASU 2011-04 attempts to improve the comparability of fair value measurements disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS.  Amendments in ASU 2011-04 clarify the intent of the application of existing fair value measurement and disclosure requirements, as well as change certain measurement requirements and disclosures. ASU 2011-04 is effective for the Company beginning January 1, 2012 and will be applied on a prospective basis. We do not believe that the adoption of ASU 2011-04 will have a material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 changes the way other comprehensive income (“OCI”) appears within the financial statements. Companies will be required to show net income, OCI and total comprehensive income in one continuous statement or in two separate but consecutive statements. Components of OCI may no longer be presented solely in the statement of changes in shareholders’ equity. Any reclassification between OCI and net income will be presented on the face of the financial statements. ASU 2011-05 is effective for the Company beginning January 1, 2012. The adoption of ASU 2011-05 will not impact the measurement of net income or other comprehensive income.

NOTE 2 - JUSTICE INVESTORS

On July 14, 2005, the FASB issued Staff Position (FSP) SOP 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5” which was codified into ASC Topic 910-810, “Real Estate – General – Consolidation”, to amend the guidance in AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” (SOP 78-9) to be consistent with the consensus in Emerging Issues Task Force Issue No. 04-5 “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” which was codified into ASC 810-20, “Consolidation”, eliminated the concept of “important rights”(ASC Topic 970-810) and replaces it with the concepts of “kick out rights” and “substantive participating rights”.  In accordance with guidance set forth in ASC Topic 970-20, Portsmouth has applied the principles of accounting applicable for investments in subsidiaries due to its substantial limited partnership interest and general partnership rights and has consolidated the financial statements of Justice with those of the Company effective as of July 1, 2006.  For the years ended June 30, 2011 and 2010, the results of operations for Justice were consolidated with those of the Company.

On December 1, 2008, Portsmouth and Evon, as the two general partners of Justice, entered into a 2008 Amendment to the Limited Partnership Agreement (the “Amendment”) that provides for a change in the respective roles of the general partners. Pursuant to the Amendment, Portsmouth assumed the role of Managing General Partner and Evon continued on as the Co-General Partner of Justice.  The Amendment was ratified by approximately 98% of the limited partnership interests. The Amendment also provides that future amendments to the Limited Partnership Agreement may be made only upon the consent of the general partners and at least seventy five percent (75%) of the interests of the limited partners. Consent of at least 75% of the interests of the limited partners will also be required to remove a general partner pursuant to the Amendment.

Effective November 30, 2010, the general and limited partners of Justice Investors entered into an Amended and Restated Agreement of Limited Partnership, which was approved and ratified by more than 98% of the limited partnership interests of Justice. The Partnership Agreement was amended and restated in its entirety to comply with the new provisions of the California Corporations Code known as the “Uniform Limited Partnership Act of 2008”. The amendment did not result in any material modifications of the rights or obligations of the general and limited partners.

Concurrent with the Amendment to the Limited Partnership Agreement, a new General Partner Compensation Agreement (the “Compensation Agreement”) was entered into on December 1, 2008, among Justice, Portsmouth and Evon to terminate and supersede all prior compensation agreement for the general partners. Pursuant to the Compensation Agreement, the general partners of Justice will be entitled to receive an amount equal to 1.5% of the gross annual revenues of the Partnership (as defined), less $75,000 to be used as a contribution toward the cost of Justice engaging an asset manager. In no event shall the annual compensation be less than a minimum base of approximately $285,000, with eighty percent (80%) of that amount being allocated to Portsmouth for its services as managing general partner and twenty percent (20%) allocated to Evon as the co-general partner. Compensation earned by the general partners in each calendar year in excess of the minimum base, will be payable in equal fifty percent (50%) shares to Portsmouth and Evon.

NOTE 3 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
June 30, 2011	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Furniture and equipment	19,583,000	(17,076,000)	2,507,000
Building and improvements	46,982,000	(18,524,000)	28,458,000
	$67,689,000	$(35,600,000)	$32,089,000

		Accumulated	Net Book
June 30, 2010	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Furniture and equipment	18,392,000	(14,711,000)	3,681,000
Building and improvements	46,400,000	(17,497,000)	28,903,000
	$65,916,000	$(32,208,000)	$33,708,000

Depreciation expense for the years ended June 30, 2011 and 2010 were $3,407,000 and $4,692,000 respectively.

The Partnership leases certain equipment under agreements that are classified as capital leases. The cost of equipment under capital leases was $2,131,000 and $2,108,000 at June 30, 2011 and 2010, respectively. The accumulated depreciation on capital leases was $1,405,000 and $1,046,000 as of June 30, 2011 and 2010, respectively.

NOTE 4 – INVESTMENT IN REAL ESTATE

In August 2007, the Company agreed to acquire 50% interest in Intergroup Uluniu, Inc., a Hawaiian corporation and a 100% owned subsidiary of InterGroup, for $973,000, which represents an amount equal to the costs paid by InterGroup for the acquisition and carrying costs of approximately two acres of unimproved land held for development located in Maui, Hawaii.  As a related party transaction, the fairness of the financial terms of the transaction were reviewed and approved by the independent director of the Company.

NOTE 5 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could insure to its shareholders through income and/or capital gain.

At June 30, 2011 and 2010, all of the Company’s marketable securities are classified as trading securities.  The change in the unrealized gains and losses on these investments are included in earnings.  Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Gain	Value

As of June 30, 2011

Corporate Equities	$3,336,000	$2,084,000	$(554,000)	$1,530,000	$4,866,000

As of June 30, 2010
Corporate Equities	$2,015,000	$544,000	$(236,000)	$308,000	$2,323,000

As of June 30, 2011 and 2010, the Company had $412,000 and $165,000, respectively, of unrealized losses related to securities held for over one year.

Net gain (loss) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses).  Below is the composition of the two components for the years ended June 30, 2011 and 2010, respectively.

For the year ended June 30,	2011	2010
Realized (loss) gain on marketable securities	$(35,000)	$2,158,000
Unrealized gain (loss) on marketable securities	1,065,000	(2,779,000)

Net gain (loss) on marketable securities	$1,030,000	$(621,000)

NOTE 6 – OTHER INVESTMENTS, NET

The Company may also invest, with the approval of the Securities Investment Committee and other Company guidelines, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company’s balance sheet as part of other investments, net of other than temporary impairment losses.

Other investments, net consist of the following:

Type	June 30, 2011	June 30, 2010
Preferred stock - Comstock, at cost	$4,410,000	$-
Private equity hedge fund, at cost	996,000	1,352,000
Corporate debt and equity instruments, at cost	201,000	925,000
Warrants - at fair value	306,000	236,000
	$5,913,000	$2,513,000

During the years ended June 30, 2011 and 2010, the Company recorded impairment losses of $356,000 and $657,000, respectively.

On October 20, 2010, as part of a debt restructuring of one of its investments, the Company exchanged approximately $4,410,000 in notes, convertible notes and debt instruments that it held in Comstock Mining, Inc. (“Comstock” – OTCBB: LODE)) for 4,410 shares ($1,000 stated value) of newly created 7 1/2% Series A-1 Convertible Preferred Stock (the “A-1 Preferred”) of Comstock. Prior to the exchange, those notes and convertible debt instruments had a carrying value of $724,000, net of impairment adjustments. The Company accounted for the transaction as an exchange of its debt securities and recorded the new instruments (A-1 Preferred) received based on their fair value.  The Company estimated the fair value of the A-1 Preferred at $1,000 per share, which was the stated value of the instrument, for a total of $4,410,000.  The fair value of the A-1 Preferred had a similar value to the Series B preferred stock financing (stated value of $1,000 per share) by which Comstock concurrently raised $35.7 million in new capital from other investors in October 2010.   The Company recorded an unrealized gain of $3,686,000 related to the preferred stock received as part of the debt restructuring. This unrealized gain is included in the net unrealized gain on other investments in the Company’s consolidated statements of operations for the year ended June 30, 2011.

As part of that transaction, the Company’s parent companies, Santa Fe and InterGroup Corporation, also exchanged approximately $2,249,000 and $6,572,000 in notes, convertible notes and debt instruments for 2,249 and 6,572 shares of A-1 Preferred, respectively. The Company’s Chairman and President also exchanged approximately $7,681,000 in notes and convertible notes held personally by him for 7,681 shares of A-1 Preferred. Together, the Company, Santa Fe, InterGroup and Mr. Winfield will constitute all of the holders of the A-1 Preferred.

Each share of A-1 Preferred has a stated value of $1,000 per share and a liquidation and change of control preference equal to the stated value plus accrued and unpaid dividends.  Commencing January 1, 2011, the holders are entitled to semi-annual dividends at a rate of 7.5% per annum, payable in cash, common stock, preferred stock or any combination of the foregoing, at the election of Comstock. At the holder’s election, each share of A-1 Preferred is convertible at a fixed conversion rate (subject to anti-dilution) into 1,536 shares of common stock of Comstock, therefore converting into common stock at a conversion price of $0.6510.  Each share of A-1 Preferred will entitle the holder to vote with the holders of common stock as a single class on all matters submitted to the vote of the common stock (on an as converted basis) and, for purposes of voting only, each share of A-1 Preferred shall be entitled to five times the number of votes per common share to which it would otherwise be entitled. Each share of A-1 Preferred shall entitle its holder to one (1) vote in any matter submitted to vote of holders of Preferred Stock, voting as a separate class. The A-1 Preferred, in conjunction with the other series of newly created Preferred Stock of Comstock, also has certain rights requiring consent of the Preferred Stock holders for Comstock to take certain corporate and business actions. The holders will have registration rights with respect to the shares of common stock underlying the A-1 Preferred and also preemptive rights.  The foregoing description of the A-1 Preferred and the specific terms of the A-1 Preferred is qualified in its entirety by reference to the provisions of the Series A Securities Purchase Agreement, the Certificate of Designation of Preferences and Rights and Limitations of 7 1/2% Series A-1 Convertible Preferred Stock and the Registration Rights Agreement for the Series A Preferred Stock, which were filed as exhibits to the Company’s Current Report on Form 8-K, dated October 20, 2010.

As of June 30, 2011 and 2010, the Company had investments in corporate debt and equity instruments which had attached warrants that were considered derivative instruments.  These warrants have an allocated cost basis of $165,000 as of June 30, 2011 and 2010 and a fair market value of $306,000 and $236,000 as of June 30, 2011 and 2010, respectively.  During the years ended June 30, 2011 and 2010, the Company had an unrealized gain of $91,000 and $71,000, respectively, related to these warrants.

NOTE 7 - FAIR VALUE MEASUREMENTS

The carrying values of the Company’s non-financial instruments approximate fair value due to their short maturities (i.e., accounts receivable, other assets, accounts payable and other liabilities, due to securities broker and obligations for securities sold) or the nature and terms of the obligation (i.e., other notes payable and mortgage notes payable).

The assets measured at fair value on a recurring basis are as follows:

As of June 30, 2011
Assets:	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$610,000	$-	$-	$610,000
Other investments - warrants		306,000	-	306,000
Investment in marketable securities:
Basic materials	1,687,000			1,687,000
Investment funds	924,000			924,000
Services	815,000			815,000
REITs and real estate companies	587,000			587,000
Financial services	443,000			443,000
Other	410,000			410,000
	4,866,000		-	4,866,000
	$5,476,000	$306,000	$-	$5,782,000

As of June 30, 2010
Assets:	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$522,000	$-	$-	$522,000
Other investments - warrants		236,000	-	236,000
Investment in marketable securities:
Investment funds	751,000			751,000
REITs	493,000			493,000
Healthcare	276,000			276,000
Services	261,000			261,000
Financial services	214,000			214,000
Other	328,000			328,000
	2,323,000		-	2,323,000
	$2,845,000	$236,000	$-	$3,081,000

The fair values of investments in marketable securities are determined by the most recently traded price of each security at the balance sheet date. The fair value of the warrants was determined based upon a Black-Scholes option valuation model.

Financial assets that are measured at fair value on a non-recurring basis and are not included in the tables above include “Other investments in non-marketable securities,” that were initially measured at cost and have been written down to fair value as a result of impairment or adjusted to record the fair value of new instruments received (i.e., preferred shares) in exchange for old instruments (i.e., debt instruments). The following table shows the fair value hierarchy for these assets measured at fair value on a non-recurring basis as follows:

					Net gain for the year
Assets	Level 1	Level 2	Level 3	June 30, 2011	ended June 30, 2011

Other non-marketable investments	$-	$-	$5,607,000	$5,607,000	$3,330,000

					Net loss for the year
Assets	Level 1	Level 2	Level 3	June 30, 2010	ended June 30, 2010

Other non-marketable investments	$-	$-	$2,277,000	$2,277,000	$(657,000)

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

NOTE 8 – OTHER ASSETS, NET

Other assets consist of the following as of June 30:

	2011	2010
Inventory	543,000	534,000
Prepaid expenses	939,000	557,000
Miscellaneous assets, net	494,000	470,000

Total other assets	$1,976,000	$1,561,000

Amortization expense of loan fees and franchise costs for the years ended June 30, 2011 and 2010 was $60,000 and $55,000, respectively.

NOTE 9 – OTHER NOTES PAYABLE

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

The modification provides that Justice will pay the $2,500,000 balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments, calculated on a six-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the Wall Street Journal Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The modification includes financial covenants written to reflect the current economic conditions that all hotels are facing. The covenants include specific financial ratios and a return to minimum profitability after June 30, 2011. Management believes that the partnership has the ability to meet the specific covenants. The Partnership was in compliance with the covenants as of June 30, 2011. The loan continues as unsecured. The outstanding balance was $2,202,000 and $2,500,000 as of June 30, 2011 and 2010 respectively; the interest rate was 5.75%.

The Partnership has short-term financing agreements with a financial institution for the payment of its general, property, and workers’ compensation insurance. The notes payable under these financing agreements bear interest at 3.8% per annum and payable in equal monthly installments (principal and interest) through December 2011. The notes payable at June 30, 2011 and 2010, were $112,000 and $176,000, respectively.

As of June 30, 2010, the Partnership also had a note payable due to Evon Corporation (a related party) in the amount of $143,000.  This note had an annual fixed interest rate of 2.5% and matured on November 15, 2010.  As of June 30, 2010, the Partnership also had a note payable to Ace Parking Management, Inc., in the amount of $36,000.  This note had an annual fixed interest rate of 8.5% and matured on October 31, 2010.

Justice leases certain equipment under capital leases expiring in various years through 2014. The capital lease obligations at June 30, 2011 and 2010, were $472,000 and $833,000, respectively.

Minimum future lease payments for assets under capital leases as of June 30, 2011 are:

For the year ending June 30,
2012	$213,000
2013	199,000
2014	140,000
2015	9,000
2016	-
Total minium lease payments	561,000
Less interest on capital leases	(89,000)
Present value of future minium lease payments	$472,000

NOTE 10 – MORTGAGE NOTES PAYABLE

Each mortgage note payable is secured by its respective land and building. As of June 30, 2011 and 2010, the Company had the following mortgages:

June 30, 2011	June 30, 2010	Interest Rate	Origination Date	Maturity Date

$27,176,000	$27,723,000	Fixed 5.22%	July 27, 2005	August 5, 2015
18,003,000	18,267,000	Fixed 6.42%	March 27, 2007	August 5, 2015
$45,179,000	$45,990,000

On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the “Prudential Loan”).  The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice.

In March 2007, Justice entered into a second mortgage loan with The Prudential Insurance Company of America (the “Second Prudential Loan”) in a principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the Partnership’s first mortgage loan with Prudential. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a second deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Loan is without recourse to the limited and general partners of Justice. From the proceeds of the Second Prudential Loan, Justice retired its existing line of credit facility with United Commercial Bank (“UCB”) paying off the outstanding balance of principal and interest of approximately $16,403,000 on March 27, 2007.

Future minimum payments for all notes payable are as follows:

For the year ending June 30,
2012	$1,509,000
2013	1,476,000
2014	2,518,000
2015	1,023,000
2016	41,439,000
$47,965,000

NOTE 11 – HOTEL RENTAL INCOME

The Partnership has a lease agreement with Tru Spa, LLC (Tru Spa) for the use of the spa facilities expiring in May 2013. The lease provides the Partnership with minimum monthly payments of $14,000, subject to increases based on the Consumer Price Index.   Minimum future rentals to be received under the terms of this lease as of June 30, 2011 are as follows:

For the year ending June 30,
2012	$165,000
2013	151,000
$316,000

NOTE 12 – MANAGEMENT AGREEMENT

On February 2, 2007, the Partnership entered into an agreement with Prism to manage and operate the Hotel as its agent. The agreement is effective for a term of ten years, unless the agreement is extended or earlier terminated as provided in the agreement. Under the management agreement, the Partnership is required to pay the base management fees of 2.5% of gross operating revenues of the Hotel (i.e., room, food and beverage, and other operating departments) for the fiscal year. However, 0.75% of the stated management fee is due only if the partially adjusted net operating income of the hotel for the fiscal year exceeds the amount of the Hotel return for the fiscal year. Prism is also entitled to an incentive management fee if certain milestones are accomplished. No incentive fees were paid during the years ended June 30, 2011 and 2010. In support of the Partnership’s efforts to reduce costs in this difficult economic environment, Prism agreed to reduce its management fees by fifty percent from January 1, 2009, through December 31, 2010, after which the original fee provision went back into effect. Management fees paid to Prism during the years ended June 30, 2011 and 2010 were $469,000 and $246,000, respectively.

NOTE 13 – CONCENTRATION OF CREDIT RISK

Travel agents and airlines made up 32% ($542,000) and 32% ($509,000) of accounts receivable at June 30, 2011 and 2010, respectively. The Hotel had two customers who accounted for 14% ($235,000) of accounts receivable at June 30, 2011. The Hotel had two customers who accounted for 15% ($235,000) of accounts receivable at June 30, 2010.

NOTE 14 - INCOME TAXES

The provision for income taxes (expense) benefit consists of the following:

For the years ended June 30,	2011	2010
Federal
Current	$-	$-
Deferred	(1,319,000)	926,000
	(1,319,000)	926,000
State
Current	(35,000)	(1,000)
Deferred	(373,000)	256,000
	(408,000)	255,000

	$(1,727,000)	$1,181,000

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

For the years ended June 30,	2011	2010

Statutory federal tax rate	34.0%	34.0%
State income taxes, net of federal tax benefit	5.6%	4.1%
Noncontrolling interest	-1.3%	-10.1%
Other	-2.3%	0.6%
	36.0%	28.6%

The components of the Company’s deferred tax assets and (liabilities) as of June 30, 2011 and 2010, are as follows:

	2011	2010
Deferred tax assets
Net operating loss carryforward	$5,137,000	$5,198,000
Investment reserve	1,171,000	1,019,000
Other	28,000	23,000
	6,336,000	6,240,000
Deferred tax liabilities
Unrealized gains on marketable securities	(2,220,000)	(146,000)
State taxes	(221,000)	(359,000)
Basis difference in Justice	(696,000)	(844,000)
	(3,137,000)	(1,349,000)
Net deferred tax asset	$3,199,000	$4,891,000

As of June 30, 2001, the Company had federal and state operating loss carryforwards of $12,035,000 and $11,429,000, respectively.  These carryforwards expire in varying amounts through 2028.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2007 through 2010 tax years. State income tax returns are subject to examination for the 2006 through 2010 tax years.

Utilization of the net operating loss carryover may be subject a substantial annual limitation if it should be determined that there has been a change in the ownership of more than 50 percent of the value of the Company's stock, pursuant to Section 382 of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating loss carryovers before utilization.

NOTE 15 - SEGMENT INFORMATION

The Company operates in two reportable segments, the operation of the hotel (“Hotel Operations”) and the investment of its cash in marketable securities and other investments (“Investment Transactions”). These two operating segments, as presented in the consolidated financial statements, reflect how management internally reviews each segment’s performance. Management also makes operational and strategic decisions based on this same information.

Information below represents reporting segments for the year ended June 30, 2011 and 2010, respectively. Operating income (loss) from Hotel operations consists of the operation of the hotel and operation of the garage. Operating income (loss) for investment transactions consist of net investment gain (loss) and dividend and interest income.

As of and for the year	Hotel	Investment
ended June 30, 2011	Operations	Transactions	Other	Total

Revenues	$36,282,000	$-	$-	$36,282,000
Operating expenses	(32,766,000)	-	(572,000)	(33,338,000)
Income (loss) from operations	3,516,000	-	(572,000)	2,944,000
Interest expense	(2,806,000)	-	-	(2,806,000)
Income from investments	-	4,666,000	-	4,666,000
Income tax expense	-	-	(1,727,000)	(1,727,000)
Net income (loss)	$710,000	$4,666,000	$(2,299,000)	$3,077,000
Total assets	$32,089,000	$10,779,000	$8,441,000	$51,309,000

As of and for the year	Hotel	Investment
ended June 30, 2010	Operations	Transactions	Other	Total

Revenues	$32,680,000	$-	$-	$32,680,000
Operating expenses	(31,970,000)	-	(606,000)	(32,576,000)
Income (loss) from operations	710,000	-	(606,000)	104,000
Interest expense	(2,902,000)	-	-	(2,902,000)
Loss from investments	-	(1,337,000)	-	(1,337,000)
Income tax benefit	-	-	1,181,000	1,181,000
Net income (loss)	$(2,192,000)	$(1,337,000)	$575,000	$(2,954,000)
Total assets	$33,708,000	$4,836,000	$9,520,000	$48,064,000

NOTE 16 - RELATED PARTY TRANSACTIONS

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated among the Company and InterGroup based on management's estimate of the pro rata utilization of resources.  For the years ended June 30, 2011 and 2010, these expenses were approximately $72,000 for each respective year.

Four of the Company’s Directors serve as directors of InterGroup and three of the Company’s Directors serve on the Board of Santa Fe.

As Chairman of the Securities Investment Committee, the Company’s President and Chief Executive Officer(CEO), John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors.  Mr. Winfield also serves as Chief Executive Officer and Chairman of Santa Fe and InterGroup and oversees the investment activity of those companies.  Depending on certain market conditions and various risk factors, the Chief Executive Officer, his family, Santa Fe and InterGroup may,  at times, invest in the same companies in which the Company invests.  The Company encourages such investments because it places personal resources of the Chief Executive Officer and his family members, and the resources of Santa Fe and InterGroup, at risk in connection with investment decisions made on behalf of the Company.

On July 18, 2003, the disinterested members of the Board of Directors established a performance based compensation program for the Company’s CEO to keep and retain his services as a direct and active manager of the Company’s securities portfolio.  Pursuant to the criteria established by the Board, Mr. Winfield is entitled to performance based compensation for his management of the Company’s securities portfolio equal to 20% of all net investment gains generated in excess of the performance of the S&P 500 Index.  Compensation amounts are calculated and paid quarterly based on the results of the Company’s investment portfolio for that quarter.  Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company.  On February 26, 2004, the Board of Directors amended the performance threshold to require an annualized return equal to the Prime Rate of Interest (as published in the Wall Street Journal) plus 2% instead of the S&P 500 Index, effective with the quarterly period commencing January 1, 2004. This performance based compensation program may be further modified or terminated at the discretion of the Board.

The Company’s CEO, based on the results of the Company’s investment portfolio, did not earn any performance based compensation for the years ended June 30, 2011 and 2010.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Administrative Fees–General Partners

During the years ended June 30, 2011 and 2010, the general partners were paid a total of $468,000 and $417,000, respectively, which is included in hotel operating expense in the statement of operations.  The total amounts paid represents the minimum base compensation of $285,000 each year plus $183,000 and $131,000, respectively, based upon the agreement.   Total general partner fees paid to Portsmouth for the years ended June 30, 2011 and 2010 totaled $323,000 and $264,000, respectively.  These amounts were eliminated in consolidation.

Franchise Agreements

The Partnership entered into a Franchise License agreement (the License agreement) with the Hilton Hotels Corporation (Hilton) on December 10, 2004. The term of the License agreement is for a period of 15 years commencing on the opening date, with an option to extend the license agreement for another five years, subject to certain conditions.

Beginning on the opening date in January 2006, the Partnership paid monthly royalty fees for the first two years of three percent (3%) of the Hotel’s gross room revenue for the preceding calendar month; the third year was at four percent (4%) of the Hotel’s gross room revenue; and the fourth year until the end of the term will be five percent (5%) of the Hotel’s gross room revenue.  The Partnership also pays a monthly program fee of four percent (4%) of the Hotel’s gross revenue. The amount of the monthly program fee is subject to change; however, the increase cannot exceed one percent (1%) of the Hotel gross room revenue in any calendar year, and the cumulative increases in the monthly fees will not exceed five percent (5%) of gross room revenue.  Franchise fees, which are included in hotel operating expense, for the years ended June 30, 2011 and 2010, were $2,574,000 and $2,239,000, respectively.

The Partnership also pays Hilton a monthly information technology recapture charge of 0.75% of the Hotel’s gross revenues.  In this difficult economic environment, Hilton agreed to reduce its information technology fees to 0.65% for the 2010 calendar year.   For the years ended June 30, 2011 and 2010, those charges were $160,000 and $139,000, respectively, and are included the in hotel operating expense.

Legal Matters

The Company is involved from time to time in various claims in the ordinary course of business. Management does not believe that the impact of such matters will have a material effect on the financial conditions or result of operations when resolved.

NOTE 17 – EMPLOYEE BENEFIT PLAN

Justice has a 401(k) Profit Sharing Plan (the Plan) for non-union employees who have completed six months of service. Justice provides a matching contribution up to 4% of the contribution to the Plan based upon a certain percentage on the employees’ elective deferrals.  Justice may also make discretionary contributions to the Plan each year. Contributions made to the Plan amounted to $59,000 and $64,000 during the years ended June 30, 2011 and 2010, respectively.

Certain employees of Justice who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer health and welfare and benefit pension plans.  Justice does not contribute separately to those multi-employer plans.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-K.  Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management conducted an evaluation of the effectiveness of Company’s internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under that framework, management believes that the Company’s internal control over financial reporting was effective as of June 30, 2011.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None to report.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2011:

Name	Position with the Company	Age	Term to Expire

John V. Winfield	Chairman of the Board; President	64	Fiscal 2011 Annual Meeting
	and Chief Executive Officer (1)

Jerold R. Babin	Director	77	Fiscal 2011 Annual Meeting

Josef A. Grunwald	Director	63	Fiscal 2011 Annual Meeting

John C. Love	Director (1)(2)(3)	71	Fiscal 2011 Annual Meeting

William J. Nance	Director(1)(2)(3)	67	Fiscal 2011 Annual Meeting

Other Executive Officers:

Michael G. Zybala	Vice President, Secretary and General Counsel	59	N/A

David T. Nguyen	Treasurer and Controller (Principal Financial Officer)	37	N/A

(1) Member of Securities Investment Committee
(2) Member of Audit Committee
(3) Member of Special Hotel Committee

Business Experience:

The principal occupation and business experience during the last five years for each of the Directors and Executive Officers of the Company are as follows:

John V. Winfield — Mr. Winfield was first elected to the Board in May of 1996 and currently serves as the Company's Chairman of the Board, President and Chief Executive Officer.  Mr. Winfield is also Chairman of the Board, President and Chief Executive Officer of Portsmouth's parent company Santa Fe Financial Corporation (“Santa Fe”), a public company, having held those positions since April 1996.  Mr. Winfield is also Chairman of the Board, President and Chief Executive Officer of Santa Fe’s parent company, The InterGroup Corporation (“InterGroup”), a public company, and has held those positions since 1987. Mr. Winfield also serves as Chairman of the Board of Comstock Mining, Inc. (NYSE AMEX: LODE), a public company in which he was elected a Director on June 23, 2011. Mr. Winfield’s extensive experience as an entrepreneur and investor, as well as his managerial and leadership experience from serving as a chief executive officer and director of public companies, led to the Board’s conclusion that he should serve as a director of the Company.

Jerold R. Babin — Mr. Babin was first appointed as a Director of the Company on February 1996.  Mr. Babin is a retail securities broker. From 1989 to June 30, 2010, he worked for Prudential Securities (later Wachovia Securities and now Wells Fargo Advisors) where he held the title of First Vice-President. Mr. Babin retired from his position at Wells Fargo advisors in June 2010. For the past 20 years, until present, Mr. Babin has also served as an arbitrator for FINRA (formerly NASD). Mr. Babin’s extensive experience in the securities and financial markets as well has his experience in the securities and public company regulatory industry led to the Board’s conclusion that he should serve as a director of the Company.

Josef A. Grunwald — Mr. Grunwald was elected as a Director of the Company in May 1996. Mr. Grunwald is an industrial, commercial and residential real estate developer.  He serves as Chairman of PDG N.V. (Belgium), a hotel management company, and President of I.B.E. Services S.A. (Belgium), an international trading company.  Mr. Grunwald is also a Director of InterGroup, having held that position since 1987.  Mr. Grunwald’s extensive experience in business and finance in the real estate industry, his experience in hotel management, as well as his experience as an entrepreneur and manager of his own companies, led to the Board’s conclusion that he should serve as a director of the Company.

John C. Love — Mr. Love was appointed a Director of the Company on March 5, 1998. Mr. Love is an international hospitality and tourism consultant. He is a retired partner in the national CPA and consulting firm of Pannell Kerr Forster and, for the last 30 years, a lecturer in hospitality industry management control systems and competition & strategy at Golden Gate University and San Francisco State University. He is Chairman Emeritus of the Board of Trustees of Golden Gate University and the Executive Secretary of the Hotel and Restaurant Foundation. Mr. Love is also a Director of Santa Fe, having been appointed in March 2, 1999 and a Director of InterGroup, having been appointed in January 1998. Mr. Love’s extensive experience as a CPA and in the hospitality industry, including teaching at the university level for the last 30 years in management control systems, and his knowledge and understanding of finance and financial reporting, led to the Board’s conclusion that he should serve as a director of the Company.

William J. Nance — Mr. Nance was first elected to the Board in May 1996. Mr. Nance is also a Director of Santa Fe having held that position since May 1996. He is the President and CEO of Century Plaza Printers, Inc., a company he founded in 1979.  He has also served as a consultant in the acquisition and disposition of multi-family and commercial real estate.  Mr. Nance is a Certified Public Accountant and, from 1970 to 1976, was employed by Kenneth Leventhal & Company where he was a Senior Accountant specializing in the area of REITS and restructuring of real estate companies, mergers and acquisitions, and all phases of real estate development and financing.  Mr. Nance is a Director of InterGroup and has held such position since 1984. Mr. Nance also serves as a director of Comstock Mining, Inc. Mr. Nance’s extensive experience as a CPA and in numerous phases of the real estate industry, his business and management experience gained in running his own businesses, his service as a director and audit committee member for other public companies and his knowledge and understanding of finance and financial reporting, led to the Board’s conclusion that he should serve as a director of the Company.

Michael G. Zybala - Mr. Zybala was appointed as Vice President and Secretary of the Company on February 20, 1998.  He is also Vice President, Secretary and General Counsel of Santa Fe.  Mr. Zybala is an attorney at law and has served as the Company’s General Counsel since 1995 and has represented the Company as its corporate counsel since 1978.  Mr. Zybala also serves as Assistant Secretary and Counsel to InterGroup having held those positions since January 1999.

David T. Nguyen – Mr. Nguyen was appointed as Treasurer of the Company on February 27, 2003. Mr. Nguyen also serves as Treasurer of InterGroup and Santa Fe, having been appointed to those positions on February 26, 2003 and February 27, 2003, respectively.  Mr. Nguyen is a Certified Public Accountant and, from 1995 to 1999, was employed by PricewaterhouseCoopers LLP where he was a Senior Accountant specializing in real estate. Mr. Nguyen has also served as the Company's Controller from 1999 to December 2001 and from December 2002 to present.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and each beneficial owner of more than ten percent of the Common Stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2011 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

Code of Ethics.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is filed as Exhibit 14 to this Report. A copy is also posted on the Portsmouth page of its parent company’s website at www.intgla.com. The Company will provide to any person without charge, upon request, a copy of its Code of Ethics by sending such request to: Portsmouth Square, Inc., Attn: Treasurer, 10940 Wilshire Blvd., Suite 2150, Los Angeles, CA 90024. The Company will promptly disclose any amendments or waivers to its Code of Ethics on Form 8-K.

BOARD AND COMMITTEE INFORMATION

Portsmouth is an unlisted company and a Smaller Reporting Company under the rules and regulations of the Securities and Exchange Commission (“SEC”).  With the exception of the Company’s President and CEO, John V. Winfield, all of Portsmouth’s Board of Directors consists of “independent” directors as independence is defined by the applicable rules of the SEC and NASDAQ.

Procedures for Recommendations of Nominees to Board of Directors

There have been no changes to the procedures previously disclosed by which security holders may recommend nominees to the Company’s Board of Directors.

Audit Committee and Audit Committee Financial Expert

Portsmouth is an unlisted company and a Smaller Reporting Company under SEC rules and regulations. The Company’s Audit Committee is currently comprised of Directors William J. Nance (Chairperson) and John C. Love, each of whom are independent directors as independence is defined by the applicable rules of the SEC and NASDAQ, and as may be modified or supplemented.  Each of these directors also meets the audit committee financial expert requirement based on their qualifications and business experience discussed above in this Item 10.

Item 11.  Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Company’s principal executive officer and other named executive officers of the Company whose total compensation exceeded $100,000 for all services rendered to the Company for each of the Company’s last two completed fiscal years ended June 30, 2011 and 2010.  No stock awards, long-term compensation, options or stock appreciation rights were granted to any of the named executive officers during the last two fiscal years.

SUMMARY COMPENSATION TABLE

Annual Compensation

Name and	Fiscal				All Other
Principal Position	Year	Salary		Bonus	Compensation		Total

John V. Winfield	2011	$133,500	(1)	-	$17,000	(2)	$150,500
Chairman; President	2010	$133,500	(1)	-	$17,000	(2)	$150,500
and Chief Executive Officer

Michael G. Zybala	2011	$97,500		-	-		$97,200
Vice President, Secretary	2010	$105,000		-	-		$105,000
and General Counsel

(1)  Amounts shown include $6,000 per year in regular Directors fees.

(2)  During fiscal years 2011 and 2010, the Company also paid annual premiums of $17,000 for a split dollar whole life insurance policy, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield’s family.  This policy was obtained in December 1998 and provides for a death benefit of $1,000,000. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

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

On July 18, 2003, the disinterested members of the Board of Directors established a performance based compensation program for the Company’s CEO, John V. Winfield, to keep and retain his services as a direct and active manager of the Company’s securities portfolio.  The Company’s previous experience and results with outside money managers was not acceptable. Pursuant to the criteria established by the Board, Mr. Winfield was be entitled to performance compensation for his management of the Company’s securities portfolio equal to 20% of all net investment gains generated in excess of the performance of the S&P 500 Index.  Compensation amounts will be calculated and paid quarterly based on the results of the Company’s investment portfolio for that quarter.  Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company.  On February 26, 2004, the Board of Directors amended the performance threshold to require an annualized return equal to the Prime Rate of Interest (as published in the Wall Street Journal) plus 2% instead of the S&P 500 Index, effective with the quarterly period commencing January 1, 2004. This performance based compensation program may be further modified or terminated at the discretion of the Board. No performance based compensation was earned or paid for fiscal years ended June 30, 2011 or 2010.

Internal Revenue Code Limitations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provides that, in the case of a publicly held corporation, the corporation is not generally allowed to deduct remuneration paid to its chief executive officer and certain other highly compensated officers to the extent that such remuneration exceeds $1,000,000 for the taxable year. Certain remuneration, however, is not subject to disallowance, including compensation paid on a commission basis and, if certain requirements prescribed by the Code are satisfied, other performance based compensation.  Since InterGroup, Santa Fe and Portsmouth are each public companies, the $1,000,000 limitation applies separately to the compensation paid by each entity.  Stock option expenses are also amortized over a several years. For fiscal years 2011 and 2010, no compensation paid by the Company to its CEO or other executive officers was subject the deduction disallowance prescribed by Section 162(m) of the Code.

DIRECTOR COMPENSATION

The following table provides information concerning compensation awarded to, earned by, or paid to the Company’s directors for the fiscal year ended June 30, 2011.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash		All Other Compensation	Total

Jerold R. Babin	$6,000		-	$6,000

Josef A. Grunwald	$6,000		-	$6,000

John C. Love	$38,000	(1)	-	$38,000

William J. Nance	$38,000	(1)	-	$38,000

John V. Winfield(2)	-		-	-

(1) Amounts shown include regular Board fees, Audit Committee fees and Hotel Committee fees.
(2) As an executive officer, Mr. Winfield’s directors fees are reported in the Summary Compensation Table.

Each director of the Company is paid a Board retainer fee of $1,500 per quarter for a total annual compensation of $6,000. This policy has been in effect since July 1, 1985. Members of the Company’s Audit Committee also receive a fee of $500 per quarter. Directors and Committee members are also reimbursed for their out-of-pocket travel costs to attend meetings.

On February 26, 2004, the Board of Directors established a Special Hotel Committee to actively oversee the Company’s interests in Justice Investors and the repositioning and operations of the Hotel asset. The members of the Special Committee are Directors John C. Love (Chair), William J. Nance and the Company’s Vice President, Secretary and General Counsel, Michael G. Zybala. For fiscal years ended June 30, 2011 each of the Committee members, who are directors, received monthly fees of $2,500.

Change in Control or Other Arrangements

Except for the foregoing, there are no other arrangements for compensation of directors and there are no employment contracts between the Company and its directors or any change in control arrangements.

Outstanding Equity Awards at Fiscal Year End.

The Company did not have any outstanding equity awards at the end of its fiscal year ended June 30, 2011 and has no equity compensation plans in effect.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 13, 2011, certain information with respect to the beneficial ownership of Common Stock owned by (i) those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock, (ii) each Director and Executive Officer, and (iii) all Directors and Executive Officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)

John V. Winfield	0		-
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024

Jerold R. Babin	48,345	(3)	6.6%
243 28th Street
San Francisco, CA 94121

Josef A. Grunwald	0		-
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024

John C. Love	0		-
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024

William J. Nance	0		-
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024

Michael G. Zybala	0		-
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024

David T. Nguyen	0		-
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024

Santa Fe Financial Corporation and	591,437	(4)	80.5%
The InterGroup Corporation
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024

All of the above as a group	639,782		87.1%

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated based of 734,183 shares of Common Stock issued and outstanding as of September 13, 2011.

(3) Jerold R. Babin claims sole voting power over the 48,345 shares identified herein, of which he has sole dispositive power over 9,667 held in his retirement account.  He claims shared dispositive power with his wife over the 38,478 shares which they hold as trustees of a family trust.

(4) Santa Fe Financial Corporation is the record and beneficial owner of 505,437 shares of the Common Shares of Portsmouth and 86,000 shares are owned by Santa Fe’s parent company, The InterGroup Corporation.  As directors of Santa Fe and InterGroup, Messrs. Winfield, Nance and Love have the power to direct the vote of the shares of Portsmouth owned by Santa Fe and InterGroup.

Security Ownership of Management in Parent Corporation.

As of September 13, 2011, John V. Winfield is the beneficial owner of 49,400 shares of the common stock of Portsmouth’s parent corporation, Santa Fe.  The InterGroup Corporation is the beneficial owner of 956,148 shares of common stock of Santa Fe.  Pursuant to a Voting Trust Agreement dated June 30, 1998, InterGroup also has the power to vote the 49,400 shares of common stock owned by Mr. Winfield giving it a total of 1,005,548 voting shares, which represents approximately 81% of the voting power of Santa Fe.  As President, Chairman of the Board and a 61.3% beneficial shareholder of InterGroup, Mr. Winfield has voting and dispositive power over the shares owned of record and beneficially by InterGroup.  No other director or executive officer of Portsmouth has a beneficial interest in Santa Fe’s shares.

Changes in Control Arrangements.

There are no arrangements that may result in a change in control of Portsmouth.

Securities Authorized for Issuance Under Equity Compensation Plans.

Portsmouth has no securities authorized for issuance under any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of September 13, 2011, Santa Fe and InterGroup owned 80.5% of the common stock of Portsmouth, and InterGroup and John V. Winfield, in the aggregate, owned approximately 81% of the voting stock of Santa Fe.  Certain costs and expenses, primarily rent, insurance and general administrative expenses, are allocated between the Company, Santa Fe, and InterGroup based on management’s estimate of the utilization of resources.  Effective June 30, 1998, certain accounting and administrative functions of the Company and its subsidiaries, were transferred to the Los Angeles, California offices of InterGroup.  During the fiscal years ended June 30, 2011 and 2010, the Company made payments to InterGroup in the total amount of approximately $72,000 for each of those years, for administrative costs and reimbursement of direct and indirect costs associated with the management of the Company and its investments, including the Partnership asset.

As Chairman of the Securities Investment Committee, the Company’s President and Chief Executive officer, John V. Winfield, oversees the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors.  Mr. Winfield also serves as Chief Executive Officer of Santa Fe and InterGroup and oversees the investment activity of those companies.  Depending on certain market conditions and various risk factors, the Chief Executive Officer, his family, Santa Fe and InterGroup may, at times, invest in the same companies in which the Company invests.  The Company encourages such investments because it places personal resources of the Chief Executive Officer and his family members, and the resources of Santa Fe and InterGroup, at risk in connection with investment decisions made on behalf of the Company.

In December 1998, the Board of Directors authorized the Company to obtain whole life insurance and split dollar insurance policies covering the Company’s President and Chief Executive Officer, Mr. Winfield.  During fiscal 2011 and 2010, the Company paid annual premiums of $17,000 for the split dollar whole life insurance policy, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield’s family.  The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

There are no other relationships or related transactions between the Company and any of its officers, directors, five-percent security holders or their families that require disclosure.

Director Independence

Portsmouth is an unlisted company and a Smaller Reporting Company under the rules and regulations of the SEC.  With the exception of the Company’s President and CEO, John V. Winfield, all of Portsmouth’s Board of Directors consists of “independent” directors as independence is defined by the applicable rules and regulations of the SEC and NASDAQ.

Item 14.  Principal Accounting Fees and Services.

Audit Fees - The aggregate fees billed for each of the last two fiscal years ended June 30, 2011 and 2010 for professional services rendered by Burr Pilger Mayer, Inc., the independent registered public accounting firm for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q reports or services normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years, were as follows:

	Fiscal Year
	2011	2010

Audit Fees	$133,000	$104,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

TOTAL:	$133,000	$104,000

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

None of the hours expended on the independent registered public accounting firms’ engagement to audit the Company’s financial statements for the most recent fiscal year were attributed to work performed by persons other than the independent registered public accounting firm’s full-time permanent employees.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements of the Company are included in Part II, Item 8 of this Report at pages 19 through 40:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - June 30, 2011 and 2010

Consolidated Statements of Operations for Years Ended June 30, 2011 and 2010

Consolidated Statements of Shareholders’ Deficit for Years Ended June 30, 2011 and 2010

Consolidated Statements of Cash Flows for Years Ended June 30, 2011 and 2010

Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All other schedules for which provision is made in Regulation S-X have been omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

  (a)(3) Exhibits

Set forth below is an index of applicable exhibits filed with this report according to exhibit table number.

Exhibit Number	Description

3.(i)	Articles of Incorporation*

3.(ii)	Bylaws (amended February 16, 2000) incorporated by reference to the Company’s Form 10-KSB filed with the Commission on March 19, 2000.

4.	Instruments defining the rights of security holders including indentures (See Articles of Incorporation and Bylaws)*

10.	Material Contacts:

10.1
Amended and Restated Agreement of Limited Partnership of Justice Investors, effective November 30, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Report for the quarterly period ended December 31, 2010, filed with the Commission on February 11, 2011).

10.2
General Partner Compensation Agreement, dated December 1, 2008 (incorporated by reference to Exhibit 10.2 to Company’s Form 10-Q Report for the quarterly period ended December 31, 2008, filed with the Commission on February 12, 2009).

14.	Code of Ethics (filed herewith).

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

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

PORTSMOUTH SQUARE, INC.
(Registrant)

Date: September 21, 2011	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date: September 21, 2011	by	/s/ David T. Nguyen
David T. Nguyen, Treasurer
and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title and Position	Date

/s/ John V Winfield	President, Chief Operating Officer and Chairman	September 21, 2011
John V. Winfield	of the Board (Principal Executive Officer)

/s/ David T. Nguyen	Treasurer and Controller (Principal Financial Officer)	September 21, 2011
David T. Nguyen

/s/ Michael G. Zybala	Vice President and Secretary	September 21, 2011
Michael G. Zybala

/s/ Jerold R. Babin	Director	September 21, 2011
Jerold R. Babin

/s/ Josef A. Grunwald	Director	September 21, 2011
Josef A. Grunwald

/s/ John C. Love	Director	September 21, 2011
John C. Love

/s/ William J. Nance	Director	September 21, 2011
William J. Nance