Form 10-Q
period 2012-12-31
PORTSMOUTH SQUARE INC
filed 2013-02-13
CIK 79661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

☐ Yes ☒ No

The number of shares outstanding of registrant’s Common Stock, as of February 5, 2013, was 734,183.

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of December 31, 2012 (Unaudited) and June 30, 2012.	3

	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months ended December 31, 2012 and 2011.	4

	Condensed Consolidated Statements of Operations (Unaudited) for the Six Months ended December 31, 2012 and 2011.	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months ended December 31, 2012 and 2011.	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 4.	Controls and Procedures.	20

PART II – OTHER INFORMATION

Item 6.	Exhibits.	21

Signatures		21

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of	December 31, 2012	June 30, 2012
	(Unaudited)
ASSETS
Investment in hotel, net	$33,073,000	$32,822,000
Investment in real estate	973,000	973,000
Investment in marketable securities	2,606,000	2,683,000
Other investments, net	5,199,000	5,311,000
Cash and cash equivalents	1,121,000	1,032,000
Accounts receivable, net	1,745,000	1,641,000
Other assets, net	2,830,000	2,371,000
Deferred tax asset	3,077,000	3,236,000

Total assets	$50,624,000	$50,069,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
Accounts payable and other liabilities	$8,661,000	$8,438,000
Due to securities broker	456,000	53,000
Obligations for securities sold	12,000	188,000
Other notes payable	2,097,000	2,072,000
Mortgage notes payable	43,873,000	44,321,000

Total liabilities	55,099,000	55,072,000

Commitments and contingencies
Shareholders' deficit:
Common stock, no par value: Authorized shares - 750,000; 734,183 shares issued and outstanding	2,092,000	2,092,000
Additional paid-in-capital	916,000	916,000
Retained earnings	447,000	263,000
Total Portsmouth shareholders' equity	3,455,000	3,271,000
Noncontrolling interest	(7,930,000)	(8,274,000)
Total shareholders' deficit	(4,475,000)	(5,003,000)

Total liabilities and shareholders' deficit	$50,624,000	$50,069,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three months ended December 31,	2012	2011

Revenue - Hotel	$10,970,000	$10,412,000

Costs and operating expenses
Hotel operating expenses	(9,398,000)	(7,796,000)
Hotel depreciation and amortization expense	(568,000)	(529,000)
General and administrative expense	(171,000)	(147,000)

Total costs and operating expenses	(10,137,000)	(8,472,000)

Income from operations	833,000	1,940,000

Other income (expense)
Interest expense	(660,000)	(695,000)
Net loss on marketable securities	(737,000)	(157,000)
Net unrealized loss on other investments	(27,000)	(43,000)
Impairment loss on other investments	-	(91,000)
Dividend and interest income	171,000	169,000
Trading and margin interest expense	(55,000)	(47,000)

Other expense, net	(1,308,000)	(864,000)

Income (loss) before income taxes	(475,000)	1,076,000
Income tax benefit (expense)	165,000	(128,000)

Net (loss) income	(310,000)	948,000
Less: Net income attributable to the noncontrolling interest	(127,000)	(645,000)

Net (loss) income attributable to Portsmouth	$(437,000)	$303,000

Basic and diluted net (loss) income per share attributable to Portsmouth	$(0.60)	$0.41

Weighted average number of common shares outstanding - basic and diluted	734,183	734,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the six months ended December 31,	2012	2011

Revenue - Hotel	$23,106,000	$21,521,000

Costs and operating expenses
Hotel operating expenses	(18,562,000)	(15,941,000)
Hotel depreciation and amortization expense	(1,126,000)	(1,045,000)
General and administrative expense	(340,000)	(289,000)

Total costs and operating expenses	(20,028,000)	(17,275,000)

Income from operations	3,078,000	4,246,000

Other income (expense)
Interest expense	(1,324,000)	(1,383,000)
Net loss on marketable securities	(243,000)	(1,371,000)
Net unrealized loss on other investments	(112,000)	(170,000)
Impairment loss on other investments	-	(235,000)
Dividend and interest income	178,000	193,000
Trading and margin interest expense	(109,000)	(111,000)

Other expense, net	(1,610,000)	(3,077,000)

Income before income taxes	1,468,000	1,169,000
Income tax (expense) benefit	(159,000)	175,000

Net income	1,309,000	1,344,000
Less: Net income attributable to the noncontrolling interest	(944,000)	(1,479,000)

Net income (loss) attributable to Portsmouth	$365,000	$(135,000)

Basic and diluted net income (loss) per share attributable to Portsmouth	$0.50	$(0.18)

Weighted average number of common shares outstanding - basic and diluted	734,183	734,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENDSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the six months ended December 31,	2012	2011
Cash flows from operating activities:
Net income	$1,309,000	$1,344,000
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized loss on marketable securities	267,000	1,194,000
Unrealized loss on other investments	112,000	170,000
Impairment loss on other investments	-	235,000
Depreciation and amortization	1,126,000	1,045,000
Changes in assets and liabilities:
Investment in marketable securities	(190,000)	799,000
Accounts receivable	(104,000)	76,000
Other assets	(495,000)	(757,000)
Accounts payable and other liabilities	223,000	22,000
Due to securities broker	403,000	(741,000)
Obligations for securities sold	(176,000)	(78,000)
Deferred income taxes	159,000	(175,000)
Net cash provided by operating activities	2,634,000	3,134,000

Cash flows from investing activities:
Payments for hotel furniture, equipment and building improvements	(1,341,000)	(1,737,000)
Other investments	-	80,000
Net cash used in investing activities	(1,341,000)	(1,657,000)

Cash flows from financing activities:
Distributions and dividends to noncontrolling interest	(781,000)	(500,000)
Payments on mortgage notes payable	(448,000)	(423,000)
Amounts received from other notes payable	25,000	34,000
Net cash used in financing activities	(1,204,000)	(889,000)

Net increase in cash and cash equivalents	89,000	588,000
Cash and cash equivalents at the beginning of the period	1,032,000	610,000
Cash and cash equivalents at the end of the period	$1,121,000	$1,198,000

Supplemental information:
Interest paid	$1,343,000	$1,403,000

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

The results of operations for the three and six months ended December 31, 2012 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2013.

As of December 31, 2012, Santa Fe Financial Corporation (“Santa Fe”), a public company, owns approximately 68.8% of the outstanding common shares of Portsmouth Square, Inc. (“Portsmouth” or the “Company”). Santa Fe is a 80%-owned subsidiary of The InterGroup Corporation (“InterGroup”), a public company. InterGroup also directly owns approximately 12.5% of the common stock of Portsmouth.

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

In December 2012, Portsmouth declared a special cash dividend of $0.25 per common share or $184,000, which was paid on December 28, 2012 to shareholders of record as of December 21, 2012.

Basic income per share is calculated based upon the weighted average number of common shares outstanding during each period. During the three and six months ended December 31, 2012 and 2011, the Company did not have any potentially dilutive securities outstanding.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 changes the way other comprehensive income (“OCI”) appears within the financial statements. Companies will be required to show net income, OCI and total comprehensive income in one continuous statement or in two separate but consecutive statements. Components of OCI may no longer be presented solely in the statement of changes in shareholders’ deficit. ASU 2011-05 was effective for the Company beginning July 1, 2012. For the three and six months ended December 31, 2012 and 2011, the Company had no components of Comprehensive Income other than Net Income itself.

The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued.

NOTE 2 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
December 31, 2012	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Furniture and equipment	21,733,000	(18,775,000)	2,958,000
Building and improvements	48,992,000	(20,001,000)	28,991,000
	$71,849,000	$(38,776,000)	$33,073,000

		Accumulated	Net Book
June 30, 2012	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Furniture and equipment	20,855,000	(18,187,000)	2,668,000
Building and improvements	48,529,000	(19,499,000)	29,030,000
	$70,508,000	$(37,686,000)	$32,822,000

NOTE 3 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could insure to its shareholders through income and/or capital gain.

At December 31, 2012 and June 30, 2012, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Gain	Value

As of December 31, 2012

Corporate
Equities	$2,280,000	$1,061,000	$(735,000)	$326,000	$2,606,000

As of June 30, 2012

Corporate
Equities	$2,118,000	$1,292,000	$(727,000)	$565,000	$2,683,000

As of December 31, 2012 and June 30, 2012, the Company had $728,000 and $579,000, respectively, of unrealized losses related to securities held for over one year.

Net loss on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the three and six months ended December 31, 2012 and 2011, respectively.

For the three months ended December 31,	2012	2011
Realized gain on marketable securities	$1,000	$39,000
Unrealized loss on marketable securities	(738,000)	(196,000)

Net loss on marketable securities	$(737,000)	$(157,000)

For the six months ended December 31,	2012	2011
Realized gain (loss) on marketable securities	$24,000	$(177,000)
Unrealized loss on marketable securities	(267,000)	(1,194,000)

Net loss on marketable securities	$(243,000)	$(1,371,000)

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

Other investments, net consist of the following:

Type	December 31, 2012	June 30, 2012
Preferred stock - Comstock, at cost	$4,410,000	$4,410,000
Private equity hedge fund, at cost	681,000	681,000
Corporate debt and equity instruments, at cost	101,000	101,000
Warrants - at fair value	7,000	119,000
	$5,199,000	$5,311,000

NOTE 5 - FAIR VALUE MEASUREMENTS

The carrying values of the Company’s non-financial instruments approximate fair value due to their short maturities (i.e., accounts receivable, other assets, accounts payable and other liabilities, due to securities broker and obligations for securities sold) or the nature and terms of the obligation (i.e., other notes payable and mortgage notes payable).

The assets measured at fair value on a recurring basis are as follows:

As of December 31, 2012
Assets:	Level 1	Level 2	Level 3	Total
Cash equivalents - money market	$3,000	$-	$-	$3,000
Other investments - warrants	-	-	7,000	7,000
Investment in marketable securities:
Basic materials	1,698,000	-	-	1,698,000
Financial services	292,000	-	-	292,000
Technology	172,000	-	-	172,000
REITs and real estate companies	56,000	-	-	56,000
Other	388,000	-	-	388,000
	2,606,000	-	-	2,606,000
	$2,609,000	$-	$7,000	$2,616,000

As of June 30, 2012
Assets:	Level 1	Level 2	Level 3	Total
Cash equivalents - money market	$3,000	$-	$-	$3,000
Other investments - warrants	-	-	119,000	119,000
Investment in marketable securities:
Basic materials	1,660,000	-	-	1,660,000
Technology	266,000	-	-	266,000
Financial services	228,000	-	-	228,000
REITs and real estate companies	177,000	-	-	177,000
Other	352,000	-	-	352,000
	2,683,000	-	-	2,683,000
	$2,686,000	$-	$119,000	$2,805,000

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

					Net loss for the six months
Assets	Level 1	Level 2	Level 3	December 31, 2012	ended December 31, 2012

Other non-marketable investments	$-	$-	$5,192,000	$5,192,000	$-

					Net loss for the six months
Assets	Level 1	Level 2	Level 3	June 30, 2012	ended December 31, 2011

Other non-marketable investments	$-	$-	$5,192,000	$5,192,000	$(235,000)

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

Information below represents reporting segments for the three and six months ended December 31, 2012 and 2011, respectively. Operating income (loss) from Hotel operations consists of the operation of the hotel and operation of the garage. Operating income (loss) for investment transactions consist of net investment gain (loss) and dividend and interest income.

As of and for the three months	Hotel	Investment
ended December 31, 2012	Operations	Transactions	Other	Total
Revenues	$10,970,000	$-	$-	$10,970,000
Segment operating expenses	(9,398,000)	-	(171,000)	(9,569,000)
Segment income (loss)	1,572,000	-	(171,000)	1,401,000
Interest expense	(660,000)	-	-	(660,000)
Depreciation and amortization expense	(568,000)	-	-	(568,000)
Loss from investments	-	(648,000)	-	(648,000)
Income tax benefit	-	-	165,000	165,000
Net income (loss)	$912,000	$(648,000)	$(6,000)	$(310,000)
Total assets	$33,073,000	$7,805,000	$9,746,000	$50,624,000

As of and for the three months	Hotel	Investment
ended December 31, 2011	Operations	Transactions	Other	Total
Revenues	$10,412,000	$-	$-	$10,412,000
Segment operating expenses	(7,796,000)	-	(147,000)	(7,943,000)
Segment income (loss)	2,087,000	-	(147,000)	2,469,000
Interest expense	(695,000)	-	-	(695,000)
Depreciation and amortization expense	(529,000)	-	-	(529,000)
Income from investments	-	(169,000)	-	(169,000)
Income tax expense	-	-	(128,000)	(128,000)
Net income (loss)	$1,392,000	$(169,000)	$(275,000)	$948,000
Total assets	$32,817,000	$8,301,000	$9,849,000	$50,967,000

As of and for the six months	Hotel	Investment
ended December 31, 2012	Operations	Transactions	Other	Total
Revenues	$23,106,000	$-	$-	$23,106,000
Segment operating expenses	(18,562,000)	-	(340,000)	(18,902,000)
Segment income (loss)	4,544,000	-	(340,000)	4,204,000
Interest expense	(1,324,000)	-	-	(1,324,000)
Depreciation and amortization expense	(1,126,000)	-	-	(1,126,000)
Loss from investments	-	(286,000)	-	(286,000)
Income tax expense	-	-	(159,000)	(159,000)
Net income (loss)	$2,094,000	$(286,000)	$(499,000)	$1,309,000
Total assets	$33,073,000	$7,805,000	$9,746,000	$50,624,000

As of and for the six months	Hotel	Investment
ended December 31, 2011	Operations	Transactions	Other	Total
Revenues	$21,521,000	$-	$-	$21,521,000
Segment operating expenses	(15,941,000)	-	(289,000)	(16,230,000)
Segment income (loss)	5,580,000	-	(289,000)	5,291,000
Interest expense	(1,383,000)	-	-	(1,383,000)
Depreciation and amortization expense	(1,045,000)	-	-	(1,045,000)
Loss from investments	-	(1,694,000)	-	(1,694,000)
Income tax expense	-	-	175,000	175,000
Net income (loss)	$3,152,000	$(1,694,000)	$(114,000)	$1,344,000
Total assets	$32,817,000	$8,301,000	$9,849,000	$50,967,000

NOTE 7 - RELATED PARTY TRANSACTIONS

In December 2012, Justice declared a limited partnership distribution in the amount of $1,200,000, of which Portsmouth received $600,000. In December 2011, Justice declared a limited partnership distribution in the aggregate amount of $1,000,000, of which Portsmouth received $500,000. Both of the amounts received by Portsmouth were eliminated in consolidation.

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated among the Company, the Company’s parent, Santa Fe and InterGroup, the parent of Santa Fe, based on management's estimate of the pro rata utilization of resources. For the three months ended December 31, 2012 and 2011, these expenses were approximately $18,000 for each respective period. For the six months ended December 31, 2012 and 2011, these expenses were approximately $36,000 for each respective period.

Four of the Portsmouth directors serve as directors of Intergroup. Three of those directors also serve as directors of Santa Fe. The three Santa Fe directors also serve as directors of InterGroup.

During the three months ended December 31, 2012 and 2011, the Company received management fees from Justice Investors totaling $89,000 and $98,000, respectively. During the six months ended December 31, 2012 and 2011, the Company received management fees from Justice Investors totaling $201,000 and $189,000, respectively. These amounts were eliminated in consolidation.

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

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

The Company had a net loss of $310,000 for the three months ended December 31, 2012 compared to net income of $948,000 for the three months ended December 31, 2011. The change is primarily attributable to lower net income from hotel operations and higher investment related losses.

The Company had net income from hotel operations of $344,000 for the three months ended December 31, 2012, compared to net income of $1,392,000 for the three months ended December 31, 2011. The decrease in net income is attributable to a significant increase in operating expenses in the current period, partially offset by an increase in room, food and beverage and garage revenues room compared to the prior year period.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended December 31, 2012 and 2011.

For the three months ended December 31,	2012	2011
Hotel revenues:
Hotel rooms	$8,441,000	$8,098,000
Food and beverage	1,608,000	1,431,000
Garage	691,000	651,000
Other operating departments	230,000	232,000
Total hotel revenues	10,970,000	10,412,000
Operating expenses excluding interest, depreciation and amortization	(9,398,000)	(7,796,000)
Operating income before interest, depreciation and amortization	1,572,000	2,616,000
Interest	(660,000)	(695,000)
Depreciation and amortization	(568,000)	(529,000)

Net income from hotel operations	$344,000	$1,392,000

For the three months ended December 31, 2012, the Hotel generated operating income of $1,572,000 before interest, depreciation and amortization, on total operating revenues of $10,970,000 compared to operating income of $2,616,000 before interest, depreciation and amortization, on total operating revenues of $10,412,000 for the three months ended December 31, 2011. Room revenues increased by $343,000 for the three months ended December 31, 2012 compared to the three months ended December 31, 2011, food and beverage revenues increased by $177,000 and garage revenues increased by $40,000 for the same period. Despite those revenue increases, operating income was negatively impacted by a significant increase of $1,602,000 in operating expenses during the current period due to several factors.

Major factors for the increase in operating expenses were an increase in contractual union wages and benefits in all operating departments and a reserve established for other wage costs. There was also a loss of approximately $386,000 in the Hotel’s food and beverage operations attributable to higher labor costs and increased staffing for new food operations as part of a plan to capture anticipated business from the newly constructed City College of San Francisco campus next to the Hotel. That business did not materialize as City College opened with an enrollment of only 20% of its expected capacity of 5,000 to 7,000 students per day during the week. In addition, Hurricane Sandy resulted in cancellations of higher rated corporate and group business in October and November 2012 that was replaced by lower rated crew and transient business that did not utilize the Hotel’s food and beverage outlets or banquet and catering services. In the prior three month period, the Hotel also recorded a credit for property taxes in the amount of $110,000 for an over accrual of taxes related to the reassessment of the improvements of the Hotel that was less than anticipated. Franchise and management fees, which are based on a percentage of revenues, also increased as well as costs for certain promotions for Hilton Honors members during the current period.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPar”) of the Hotel for the three months ended December 31, 2012 and 2011.

Three Months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPar

2012	$195	87%	$169
2011	$190	85%	$162

The operating results of the Hotel’s rooms department remained strong as the San Francisco market continued to show signs of recovery. The Hotel’s average daily rate increased by $5 for the three months ended December 31, 2012 compared to the three months ended December 31, 2011. The increase in occupancy of 2% was due to increased demand for hotel rooms in San Francisco and the Hotel’s ability to capture a greater share of those rooms within its market set. As a result, the Hotel was able to achieve a RevPar number that was $7 higher than the comparative three month period. Those results made it possible for Justice Investors to declare a limited partnership distribution in December 2012 in the total amount of $1,200,000, of which Portsmouth received $600,000. In December 2011, Justice declared a limited partnership distribution in the aggregate amount of $1,000,000, of which Portsmouth received $500,000.

Our highest priority is guest satisfaction. We believe that enhancing the guest experience differentiates the Hotel from our competition building the most sustainable guest loyalty. In Fiscal 2012, we launched and celebrated our new executive lounge on the 26th floor, featuring inspiring views of the San Francisco city skyline. We upgraded the lobby and common areas. We also improved our restaurant facilities, food and beverage services and now provide advanced technological amenities throughout our lobby. In December 2012, we commenced a significant, “green” project that retrofits all of our guest room windows with new “double-pane” inserts that result in greater energy savings and better sound attenuation for our guests. The Hotel is also a leader in implementing Hilton’s Huanying (“Welcome”) program that features a tailored experience for Chinese travelers. We continue taking steps that further develop our ties with the local Chinese community and the city of San Francisco, representing good corporate citizenship and promoting important, new business opportunities.

Moving forward, we will continue to focus on cultivating more international business, especially from China, and capturing a greater percentage of the higher rated business, leisure and group travel. We will also continue in our efforts to upgrade our guest rooms and facilities and explore new and innovative ways to differentiate the Hotel from its competition, as well as focusing on returning our food and beverage operations to profitability. During the last twelve months, we have seen steady improvement in business and leisure travel. If that trend in the San Francisco market and the hotel industry continues, it should translate into an increase in room revenues and profitability. However, like all hotels, it will remain subject to the uncertain domestic and global economic environment and other risk factors beyond our control, such as the effect of natural disasters like Hurricane Sandy.

The Company had a net loss on marketable securities of $737,000 for the three months ended December 31, 2012 compared to a net loss on marketable securities of $157,000 for the three months ended December 31, 2011. For the three months ended December 31, 2012, the Company had a net realized gain of $1,000 and a net unrealized loss of $738,000. For the three months ended December 31, 2011, the Company had a net realized gain of $39,000 and a net unrealized loss of $196,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its 50% non-controlling interest in the Hotel.  The income tax benefit (expense) during the three months ended December 31, 2012 and 2011 represents the income tax effect on the Company’s pretax income which include its share in net income of the Hotel (i.e., 50%). The tax benefit during the quarter ended December 31, 2012 primarily resulted from the loss from investing activities partially offset by the income from Justice.

Six Months Ended December 31, 2012 Compared to Six Months Ended December 31, 2011

The Company had net income of $1,309,000 for the six months ended December 31, 2012 compared to net income of $1,344,000 for the six months ended December 31, 2011. During the period, income from hotel operations decreased, however, the decrease was offset by the lower loss from investment activities.

The Company had net income from hotel operations of $2,094,000 for the six months ended December 31, 2012, compared to net income of $3,152,000 for the six months ended December 31, 2011. The decrease in net income is attributable to a significant increase in operating expenses in the current period, partially offset by an increase in room, food and beverage and garage revenues room compared to the prior year period.

The following table sets forth a more detailed presentation of Hotel operations for the six months ended December 31, 2012 and 2011.

For the six months ended December 31,	2012	2011
Hotel revenues:
Hotel rooms	$18,213,000	$16,795,000
Food and beverage	3,019,000	2,805,000
Garage	1,419,000	1,382,000
Other operating departments	455,000	539,000
Total hotel revenues	23,106,000	21,521,000
Operating expenses excluding interest, depreciation and amortization	(18,562,000)	(15,941,000)
Operating income before interest, depreciation and amortization	4,544,000	5,580,000
Interest	(1,324,000)	(1,383,000)
Depreciation and amortization	(1,126,000)	(1,045,000)

Net income from hotel operations	$2,094,000	$3,152,000

For the six months ended December 31, 2012, the Hotel generated operating income of $4,544,000 before interest, depreciation and amortization, on total operating revenues of $23,106,000 compared to operating income of $5,580,000 before interest, depreciation and amortization, on total operating revenues of $21,521,000 for the six months ended December 31, 2011. Room revenues increased by $1,418,000 for the six months ended December 31, 2012 compared to the six months ended December 31, 2011, food and beverage revenues increased by $214,000 and garage revenues increased by $37,000 for the same period. Despite those revenue increases, operating income was negatively impacted by a significant increase of $2,621,000 in operating expenses during the current period due to several factors.

Major factors for the increase in operating expenses were an increase in contractual union wages and benefits in all operating departments and a reserve established for other wage costs. There was also a loss of approximately $664,000 in the Hotel’s food and beverage operations attributable to higher labor costs and increased staffing for new food operations as part of a plan to capture anticipated business from the newly constructed City College of San Francisco campus next to the Hotel. That business did not materialize as City College opened with an enrollment of only 20% of its expected capacity of 5,000 to 7,000 students per day during the week. In addition, Hurricane Sandy resulted in cancellations of higher rated corporate and group business in October and November 2012 that was replaced by lower rated crew and transient business that did not utilize the Hotel’s food and beverage outlets or banquet and catering services. In the prior six month period, the Hotel also recorded a credit for property taxes in the amount of $270,000 for an over accrual of taxes related to the reassessment of the improvements of the Hotel that was less than anticipated. Franchise and management fees, which are based on a percentage of revenues, also increased as well as costs for certain promotions for Hilton Honors members during the current period.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPar”) of the Hotel for the six months ended December 31, 2012 and 2011.

Six Months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPar

2012	$202	91%	$183
2011	$190	88%	$168

The operating results of the Hotel’s rooms department remained strong as the San Francisco market continued to show signs of recovery. The Hotel’s average daily rate increased by $12 for the six months ended December 31, 2012 compared to the six months ended December 31, 2011. The increase in occupancy of 3% was due to increased demand for hotel rooms in San Francisco and the Hotel’s ability to capture a greater share of those rooms within its market set. As a result, the Hotel was able to achieve a RevPar number that was $15 higher than the comparative six month period. Those results made it possible for Justice Investors to declare a limited partnership distribution in December 2012 in the total amount of $1,200,000, of which Portsmouth received $600,000. In December 2011, Justice declared a limited partnership distribution in the aggregate amount of $1,000,000, of which Portsmouth received $500,000.

Our highest priority is guest satisfaction. We believe that enhancing the guest experience differentiates the Hotel from our competition building the most sustainable guest loyalty. In Fiscal 2012, we launched and celebrated our new executive lounge on the 26th floor, featuring inspiring views of the San Francisco city skyline. We upgraded the lobby and common areas. We also improved our restaurant facilities, food and beverage services and now provide advanced technological amenities throughout our lobby. In December 2012, we commenced a significant, “green” project that retrofits all of our guest room windows with new “double-pane” inserts that result in greater energy savings and better sound attenuation for our guests. The Hotel is also a leader in implementing Hilton’s Huanying (“Welcome”) program that features a tailored experience for Chinese travelers. We continue taking steps that further develop our ties with the local Chinese community and the city of San Francisco, representing good corporate citizenship and promoting important, new business opportunities.

Moving forward, we will continue to focus on cultivating more international business, especially from China, and capturing a greater percentage of the higher rated business, leisure and group travel. We will also continue in our efforts to upgrade our guest rooms and facilities and explore new and innovative ways to differentiate the Hotel from its competition, as well as focusing on returning our food and beverage operations to profitability. During the last twelve months, we have seen steady improvement in business and leisure travel. If that trend in the San Francisco market and the hotel industry continues, it should translate into an increase in room revenues and profitability. However, like all hotels, it will remain subject to the uncertain domestic and global economic environment and other risk factors beyond our control, such as the effect of natural disasters like Hurricane Sandy.

The Company had a net loss on marketable securities of $243,000 for the six months ended December 31, 2012 compared to a net loss marketable securities of $1,371,000 for the six months ended December 31, 2011. For the six months ended December 31, 2012, the Company had a net realized gain of $24,000 and a net unrealized loss of $267,000. For the six months ended December 31, 2011, the Company had a net realized loss of $177,000 and a net unrealized loss of $1,194,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

During the six months ended December 31, 2011, the Company performed an impairment analysis of its other investments and determined that one of its investments had an other than temporary impairment and recorded impairment losses of $235,000. There were no such losses during the six months ended December 31, 2012.

The Company consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its 50% non-controlling interest in the Hotel.  The income tax benefit (expense) during the six months ended December 31, 2012 and 2011 represents the income tax effect on the Company’s pretax income which include its share in net income of the Hotel (i.e., 50%). The tax expense during the six months ended December 31, 2012 primarily resulted from the income from Justice partially offset by the loss from investment activities.

MARKETABLE SECURITIES

As of December 31, 2012 and June 30, 2012, the Company had investments in marketable equity securities of $2,606,000 and $2,683,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups as:

As of December 31, 2012		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$1,698,000	65.2%
Financial services	292,000	11.2%
Technology	172,000	6.6%
REITs and real estate companies	56,000	2.1%
Other	388,000	14.9%
	$2,606,000	100.0%

As of June 30, 2012		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$1,660,000	61.9%
Technology	266,000	9.9%
Financial services	228,000	8.5%
REITs and real estate companies	177,000	6.6%
Other	352,000	13.1%
	$2,683,000	100.0%

The Company’s investment portfolio is diversified with 22 different equity positions. The Company holds two equity securities that is comprised of more than 10% of the equity value of the portfolio. The largest security represents 65.2% of the portfolio and consists of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE MKT: LODE) which is included in the basic materials industry group. The amount of the Company’s investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 10% of its total portfolio value, that investment could eventually exceed 10% as a result of equity appreciation or reduction of other positions. A significant percentage of the portfolio consists of common stock in Comstock that was obtained through dividend payments by Comstock on its 7.5% Series A-1 Convertible Preferred Stock. Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date.

LIQUIDITYAND SOURCES OF CAPITAL

The Company’s cash flows are primarily generated from its Hotel operations, and general partner management fees and limited partnership distributions from Justice Investors. The Company also receives cash generated from the investment of its cash and marketable securities and other investments.

Due to the significant downturn in the San Francisco hotel market beginning in September 2008 and the continued weakness in domestic and international economies, no Partnership distributions were paid in fiscal 2011 and 2010. During such periods, the Company had to depend more on the revenues generated from the investment of its cash and marketable securities and from its general partner management fees. Since we have seen improvement in the operations of the Hotel, and the San Francisco market in general, Justice was in a position to pay a limited partnership distribution in December 2012 in an aggregate amount of $1,200,000, of which Portsmouth received $600,000. In December 2011, Justice paid a limited partnership distribution in an aggregate amount of $1,000,000, of which Portsmouth received $500,000. The general partners of Justice will continue to monitor and review the operations and financial results of the Hotel and to set the amount of any future distributions that may be appropriate based on operating results, cash flows and other factors, including establishment of reasonable reserves for debt payments and operating contingencies.

In December 2012, Portsmouth declared a special cash dividend of $0.25 per common share or $184,000, which was paid on December 28, 2012 to shareholders of record as of December 21, 2012.

The new Justice Compensation Agreement that became effective on December 1, 2008, when Portsmouth assumed the role of managing general partner of Justice, has provided additional cash flows to the Company. Under the new Compensation Agreement, Portsmouth is now entitled to 80% of the minimum base fee to be paid to the general partners of $285,000, while under the prior agreement, Portsmouth was entitled to receive only 20% of the minimum base fee. As a result of that new agreement and the increase in Hotel gross revenues in the current period, total general partner fees paid to Portsmouth for the six months ended December 31, 2012 increased to $201,000, compared to $189,000 for the six month period ended December 31, 2011.

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the “Prudential Loan”). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. The principal balance of the Prudential Loan was $26,299,000 as of December 31, 2012.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the “Second Prudential Loan”) in a principal amount of $19,000,000. The term of the Second Prudential Loan is for 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice. The principal balance of the Second Prudential Loan was $17,574,000 as of December 31, 2012.

Effective April 29, 2010, the Partnership obtained a modification of its $2,500,000 unsecured revolving line of credit facility with East West Bank that was to mature on April 30, 2010, and converted that line of credit facility to an unsecured term loan. The modification provides that Justice will pay the $2,500,000 balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments of $41,000, calculated on a nine-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the Wall Street Journal Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The modification provides for new financial covenants that include specific financial ratios and a return to minimum profitability after June 30, 2011. Management believes that the Partnership has the ability to meet the specific covenants and the Partnership was in compliance with the covenants as of December 31, 2012. As of December 31, 2012, the interest rate was 5.75% and the outstanding balance was $1,376,000.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of December 31, 2012, the Company’s material financial obligations which also including interest payments.

		6 Months	Year	Year	Year	Year
	Total	2013	2014	2015	2016	2017	Thereafter
Mortgage notes payable	$43,873,000	$460,000	$960,000	$1,014,000	$41,439,000	$-	$-
Other notes payable	2,097,000	705,000	1,388,000	4,000	-	-	-
Interest	6,646,000	1,331,000	2,526,000	2,396,000	393,000	-	-
Total	$52,616,000	$2,496,000	$4,874,000	$3,414,000	$41,832,000	$-	$-

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

PORTSMOUTH SQUARE, INC.
(Registrant)

Date: February 13, 2013	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date: February 13, 2013	by	/s/ Michael G. Zybala
Michael G. Zybala,
Vice President and Secretary

Date: February 13, 2013	by	/s/ David T. Nguyen
David T. Nguyen, Treasurer
and Controller

- 21 -