Form 10-Q
period 2013-12-31
PORTSMOUTH SQUARE INC
filed 2014-02-14
CIK 79661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013
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
☐ Yes   ☒ No

The number of shares outstanding of registrant’s Common Stock, as of February 3, 2014, was 734,183.

PART 1
FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

PORTSMOUTH SQUARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

As of	December 31, 2013
	(Unaudited)	June 30, 2013
ASSETS
Investment in hotel, net	$33,219,000	$34,048,000
Investment in real estate	973,000	973,000
Investment in marketable securities	3,360,000	3,324,000
Other investments, net	5,157,000	5,160,000
Cash and cash equivalents	2,426,000	668,000
Restricted cash - redemption	19,091,000	-
Restricted cash - mortgage impounds	852,000	-
Accounts receivable, net	1,580,000	1,957,000
Other assets, net	3,594,000	2,004,000
Deferred tax asset	5,454,000	3,193,000

Total assets	$75,706,000	$51,327,000

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities:
Accounts payable and other liabilities	$13,884,000	$9,176,000
Redemption payable	19,091,000	-
Due to securities broker	286,000	579,000
Obligations for securities sold	518,000	531,000
Other notes payable	731,000	1,595,000
Mortgage and subordinated notes payable	117,000,000	43,413,000

Total liabilities	151,510,000	55,294,000

Commitments and contingencies
Shareholders' deficit:
Common stock, no par value: Authorized shares - 750,000; 734,183 shares issued and outstanding	2,092,000	2,092,000
Additional paid-in-capital	-	916,000
Retained earnings (accumulated deficit)	(71,750,000)	574,000
Total Portsmouth shareholders' (deficit) equity	(69,658,000)	3,582,000
Noncontrolling interest	(6,146,000)	(7,549,000)
Total shareholders' deficit	(75,804,000)	(3,967,000)

Total liabilities and shareholders' deficit	$75,706,000	$51,327,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the three months ended December 31,	2013	2012

Revenue - Hotel	$12,274,000	$10,970,000

Costs and operating expenses
Hotel operating expenses	(9,493,000)	(9,398,000)
Hotel restructuring costs	(7,295,000)	-
Hotel occupancy tax - penalty fees	(1,084,000)	-
Hotel depreciation and amortization expense	(698,000)	(568,000)
General and administrative expense	(174,000)	(171,000)

Total costs and operating expenses	(18,744,000)	(10,137,000)

Income (loss) from operations	(6,470,000)	833,000

Other income (expense)
Interest expense - mortgage	(767,000)	(660,000)
Interest expense - occupancy tax	(328,000)	-
Loss on extinguishment of debt	(3,910,000)	-
Loss on disposal of assets	(1,092,000)	-
Net gain (loss) on marketable securities	114,000	(737,000)
Net unrealized loss on other investments	(3,000)	(27,000)
Dividend and interest income	167,000	171,000
Trading and margin interest expense	(57,000)	(55,000)

Other expense, net	(5,876,000)	(1,308,000)

Loss before income taxes	(12,346,000)	(475,000)
Income tax benefit	2,732,000	165,000

Net loss	(9,614,000)	(310,000)
Less: Net loss (income) attributable to the noncontrolling interest	955,000	(127,000)

Net loss attributable to Portsmouth	$(8,659,000)	$(437,000)

Basic and diluted net loss per share attributable to Portsmouth	$(11.79)	$(0.60)

Weighted average number of common shares outstanding - basic and diluted	734,183	734,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the six months ended December 31,	2013	2012

Revenue - Hotel	$25,579,000	$23,106,000

Costs and operating expenses
Hotel operating expenses	(19,025,000)	(18,562,000)
Hotel restructuring costs	(7,295,000)	-
Hotel occupancy tax - penalty fees	(1,084,000)	-
Hotel depreciation and amortization expense	(1,298,000)	(1,126,000)
General and administrative expense	(343,000)	(340,000)

Total costs and operating expenses	(29,045,000)	(20,028,000)

Income (loss) from operations	(3,466,000)	3,078,000

Other income (expense)
Interest expense - mortgage	(1,402,000)	(1,324,000)
Interest expense - occupancy tax	(328,000)	-
Loss on extinguishment of debt	(3,910,000)	-
Loss on disposal of assets	(1,092,000)	-
Net gain (loss) on marketable securities	207,000	(243,000)
Net unrealized loss on other investments	(3,000)	(112,000)
Dividend and interest income	171,000	178,000
Trading and margin interest expense	(123,000)	(109,000)

Other expense, net	(6,480,000)	(1,610,000)

Income (loss) before income taxes	(9,946,000)	1,468,000
Income tax benefit (expense)	2,261,000	(159,000)

Net (loss) income	(7,685,000)	1,309,000
Less: Net income attributable to the noncontrolling interest	(257,000)	(944,000)

Net (loss) income attributable to Portsmouth	$(7,942,000)	$365,000

Basic and diluted net (loss) income per share attributable to Portsmouth	$(10.82)	$0.50

Weighted average number of common shares outstanding - basic and diluted	734,183	734,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.
CONDENDSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the six months ended December 31,	2013	2012
Cash flows from operating activities:
Net (loss) income	$(7,685,000)	$1,309,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net unrealized loss on marketable securities	(201,000)	267,000
Unrealized gain on other investments	3,000	112,000
Hotel loss on extinguishment of debt	3,910,000	-
Loss on disposal of assets	1,092,000	-
Depreciation and amortization	1,298,000	1,126,000
Changes in assets and liabilities:
Investment in marketable securities	165,000	(190,000)
Accounts receivable	377,000	(104,000)
Other assets	(1,626,000)	(495,000)
Accounts payable and other liabilities	4,708,000	223,000
Due to securities broker	(293,000)	403,000
Obligations for securities sold	(13,000)	(176,000)
Deferred tax asset	(2,261,000)	159,000
Net cash (used in) provided by operating activities	(526,000)	2,634,000

Cash flows from investing activities:
Payments for hotel furniture, equipment and building improvements	(1,525,000)	(1,341,000)
Net cash used in investing activities	(1,525,000)	(1,341,000)

Cash flows from financing activities:
Restricted cash - redemption and mortgage impounds	(19,943,000)	-
Redemption payments and dividends to noncontrolling interest	(45,061,000)	(781,000)
Net borrowings (payments) on mortgage and subordinated notes payable	69,677,000	(448,000)
Payments (borrowings) on other notes payable	(864,000)	25,000
Net cash provided by (used in) financing activities	3,809,000	(1,204,000)

Net increase in cash and cash equivalents	1,758,000	89,000
Cash and cash equivalents at the beginning of the period	668,000	1,032,000
Cash and cash equivalents at the end of the period	$2,426,000	$1,121,000

Supplemental information:
Interest paid	$1,438,000	$1,343,000

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

The results of operations for the three and six months ended December 31, 2013 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2014.

For the three and six months ended December 31, 2013 and 2012, the Company had no components of comprehensive income other than net income itself.

OWNERSHIP AND PROPERTIES

As of December 31, 2013, Santa Fe Financial Corporation (“Santa Fe”), a public company, owns approximately 68.8% of the outstanding common shares of Portsmouth Square, Inc. (“Portsmouth” or the “Company”). Santa Fe is an 80.5%-owned subsidiary of The InterGroup Corporation (“InterGroup”), a public company. InterGroup also directly owns approximately 12.9% of the common stock of Portsmouth.

Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice Investors, a California limited partnership (“Justice” or the “Partnership”). Portsmouth has a 93% limited partnership interest in Justice and is the sole general partner.  The financial statements of Justice are consolidated with those of the Company.

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

Basic income (loss) per share is calculated based upon the weighted average number of common shares outstanding during each period.  During the three and six months December 31, 2013 and 2012, the Company did not have any potentially dilutive securities outstanding.

JUSTICE PARTNERSHIP REDEMPTION AND RESTRUCTURING

On December 18, 2013, Justice Investors, a California limited partnership (“Justice” or the “Partnership”), completed its Offer to Redeem any and all limited partnership interests not held by Portsmouth Square, Inc. (the “Company”), and the Loan Agreements, as defined in below.  In addition, the requisite approval of amendments to its Amended and Restated Agreement of Limited Partnership became effective upon the completion of the Offer to Redeem and the consummation of the Loan Agreements.  Such amendments are described in below.  As a result, the Company is now the sole General Partner of Justice and controls 93% of Justice.

Justice has accepted tenders, for cash, of approximately 29.173% of the limited partnership interests outstanding prior to the Offer to Redeem, and payments to the holders of such interests, in the amount of $1,385,000 for each 1% tendered, are in the process of being distributed.  In addition, Justice has accepted the election of holders of approximately 17.146% of the limited partnership interests outstanding prior to the Offer to Redeem to participate in the alternate redemption structure, which allows them to redeem their limited partnership interests at some time within the next 12 months for certain property or cash or a combination of property and cash.  The current and deferred payments to holders or limited partnership interests are classified as restricted cash and, together with the expenses discussed below, totals $19,091,000 and is classified on the balance sheet as redemption payable.    The Company, which prior to the Offer to Redeem owned 50% of the then outstanding limited partnership interests, now owns approximately 93% of the limited partnership interests of Justice.

Justice incurred approximately $7,295,000 in hotel restructuring costs relating to the Offer to Redeem and related financing transactions, including a one-time management fee of $1,550,000, approximately $745,000 in legal, accounting and other professional expenses, and a Documentary Transfer Tax fee of approximately $5 million paid to the City of San Francisco.  The Documentary Transfer Tax fee was assessed as a condition to recording the transfer of Justice Investors' principal asset to a subsidiary to consummate the redemption.  While Justice believes the assessment of the Documentary Transfer tax was inappropriate, the tax was paid, under protest, on advice of Justice’s counsel to allow for the consummation of the redemption.  Justice intends to challenge the calculation of the tax.  No prediction can be made as to whether the tax will be upheld, or whether any portion of the tax will be refunded.  Justice allocated a portion of the Documentary Transfer Tax to certain former limited partners of Justice Investors as a cost of the transaction. Certain of these limited partners have objected to the allocation, and Justice and the limited partners are pursuing non-binding mediation in an attempt to resolve the dispute.  No prediction can be given as to the outcome of the dispute.

Justice utilized the book value method to record the redemption of the limited partners.  Under book value (bonus) method the remaining partners continue the existing partnership, recording no changes to the book values of the partnership's assets and liabilities. As a result, any revaluation of the existing partnership's assets or liabilities that might be undertaken is solely to determine the settlement price to the outgoing partner. The partner's withdrawal from the partnership is recorded by adjusting the remaining partners' capital accounts with the amount of the bonus, which is allocated according to their income-sharing ratio. The amount of adjustment is equal to the difference between the settlement price paid to the withdrawing partner and the book value of his share of total partnership capital at the time he withdraws.  Justice Partner’s capital was reduced by approximately $64.1 million for the redemption.

In connection with the Offer to Redeem, Justice retired existing debt and replaced it with lower-yielding loans, the proceeds of which were used to fund the Offer to Redeem and to provide for additional working capital for the Hotel.  Justice incurred a loss on the extinguishment of debt of $3,910,000 which included a yield maintenance (prepayment penalty) expense of $3,808,000 and a write-off of capitalized loan costs on the refinanced debt of approximately $102,000.

The City of San Francisco’s Tax Collector’s office has claimed that Justice owes the City of San Francisco $2.1 million based on the Tax Collector’s interpretation of the San Francisco Business and Tax Regulations Code relating to Transient Occupancy Tax and Tourist Improvement District Assessment. This amount exceeds Justice’s estimate of the taxes owed, and Justice has disputed the claim and is seeking to discharge all penalties and interest charges imposed by the Tax Collector.  No prediction can be given at this time as to the outcome of this dispute.

In December 2013, Justice determined to substantially demolish the Hotel’s ground-level Spa (with the exception of the ceilings and certain mechanical systems) to build out additional meeting rooms, a technology lounge and re-locate Hotel offices. Justice believes this will result in a greater guest experience and increases in operating revenues. Justice recorded a loss of approximately $738,000 as a disposal of assets on the closure of the Hotel’s Spa on the lobby level.

Justice Loan Agreements

On December 18, 2013:  (i) Justice Operating Company, LLC, a Delaware limited liability company (“Operating”), entered into a loan agreement (“Mortgage Loan Agreement”) with Bank of America (“Mortgage Lender”); and (ii) Justice Mezzanine Company, a Delaware limited liability company (“Mezzanine”), entered into a mezzanine loan agreement (“Mezzanine Loan Agreement” and, together with the Mortgage Loan Agreement, the “Loan Agreements”) with ISBI San Francisco Mezz Lender LLC (“Mezzanine Lender” and, together with Mortgage Lender, the “Lenders”).  Justice is the sole member of Mezzanine, and Mezzanine is the sole member of Operating.

The Loan Agreements provide for a $97,000,000 Mortgage Loan and a $20,000,000 Mezzanine Loan.  The proceeds of the Loan Agreements were used to fund the redemption of limited partnership interests described above and the pay-off of the prior mortgage.

The Mortgage Loan is secured by the Partnership’s principal asset, the Hilton San Francisco-Financial District (the “Property”). The Mortgage Loan initially bears an interest rate of 5.28% per annum and matures in January 2024.  The term of the loan is 10 years with interest only due in the first three years and principle and interest on the remaining seven years of the loan.  The Mortgage Loan also requires payments for impounds related to property tax, insurance and capital improvement reserves.  As additional security for the Mortgage Loan, there is a limited guaranty (“Mortgage Guaranty”) executed by the Company in favor of Mortgage Lender.

The Mezzanine Loan is a secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan.  The Mezzanine Loan initially bears interest at 9.75% per annum and matures in January, 2024.  Interest only is payable monthly.  As additional security for the Mezzanine Loan, there is a limited guaranty executed by the Company in favor of Mezzanine Lender (the “Mezzanine Guaranty” and, together with the Mortgage Guaranty, the “Guaranties”).

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including:  (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance or condemnation proceeds; and (iv) failure to pay taxes or insurance.  The Guaranties will be full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status, transfer of the Property in violation of the applicable loan documents and the Property becoming subject to a bankruptcy proceeding.  Pursuant to the Guaranties, the Company is required to maintain a certain minimum net worth and liquidity.  As of December 31, 2013, the Company is in compliance with both requirements.

Each of the Loan Agreements contains customary representations and warranties, events of default, reporting requirements, affirmative covenants and negative covenants, which impose restrictions on, among other things, organizational changes of the respective borrower, operations of the Property, agreements with affiliates and third parties.  Each of the Loan Agreements also provides for mandatory prepayments under certain circumstances (including casualty or condemnation events) and voluntary prepayments, subject to satisfaction of prescribed conditions set forth in the Loan Agreements.

Limited Partnership Agreement Amendments

In conjunction with the Offer to Redeem, the Partnership solicited and obtained consents from holders of the requisite limited partnership interests to amendments to the Justice Amended and Restated Agreement of Limited Partnership, which became effective upon the completion of the Offer to Redeem and the consummation of the Loan Agreements.  The amendments included the following changes to the Justice Amended and Restated Agreement of Limited Partnership:

•	Providing for a single general partner;
⋅	Providing for Class B limited partnership interests, which, if issued, would represent interests in the Partnership; and
•	Permitting the General Partner to admit additional limited partners, subject to certain restrictions.

NOTE 2 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
December 31, 2013	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Furniture and equipment	22,162,000	(21,296,000)	866,000
Building and improvements	50,710,000	(19,481,000)	31,229,000
	$73,996,000	$(40,777,000)	$33,219,000

		Accumulated	Net Book
June 30, 2013	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Furniture and equipment	22,270,000	(19,312,000)	2,958,000
Building and improvements	50,473,000	(20,507,000)	29,966,000
	$73,867,000	$(39,819,000)	$34,048,000

NOTE 3 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could insure to its shareholders through income and/or capital gain.

At December 31, 2013 and June 30, 2013, all of the Company’s marketable securities are classified as trading securities.  The change in the unrealized gains and losses on these investments are included in earnings.  Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Gain	Value

As of December 31, 2013
Corporate
Equities	$2,850,000	$1,178,000	$(668,000)	$510,000	$3,360,000

As of June 30, 2013
Corporate
Equities	$3,104,000	$992,000	$(772,000)	$220,000	$3,324,000

As of December 31, 2013 and June 30, 2013, the Company had $621,000 and $637,000, respectively, of unrealized losses related to securities held for over one year.

Net gain (loss) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses).  Below is the composition of the two components for the three and six months December 31, 2013 and 2012, respectively.

For the three months ended December 31,	2013	2012
Realized gain on marketable securities	$78,000	$1,000
Unrealized gain (loss) on marketable securities	36,000	(738,000)

Net gain (loss) on marketable securities	$114,000	$(737,000)

For the six months ended December 31,	2013	2012
Realized gain on marketable securities	$6,000	$24,000
Unrealized gain (loss) on marketable securities	201,000	(267,000)

Net gain (loss) on marketable securities	$207,000	$(243,000)

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

Other investments, net consist of the following:

Type	December 31, 2013	June 30, 2013
Preferred stock - Comstock, at cost	$4,410,000	$4,410,000
Private equity hedge fund, at cost	646,000	646,000
Corporate debt and equity instruments, at cost	101,000	101,000
Warrants - at fair value	-	3,000
	$5,157,000	$5,160,000

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

The assets measured at fair value on a recurring basis are as follows:

As of December 31, 2013
Assets:	Level 1	Level 2	Level 3	Total
Investment in marketable securities:
Basic materials	$1,974,000	$-	$-	$1,974,000
Financial services	516,000	-	-	516,000
Technology	372,000	-	-	372,000
REITs and real estate companies	162,000	-	-	162,000
Other	336,000	-	-	336,000
	$3,360,000	$-	$-	$3,360,000

As of June 30, 2013
Assets:	Level 1	Level 2	Level 3	Total
Cash equivalents - money market	$3,000	$-	$-	$3,000
Other investments - warrants	-	-	3,000	3,000
Investment in marketable securities:
Basic materials	1,513,000	-	-	1,513,000
Technology	622,000	-	-	622,000
Financial services	526,000	-	-	526,000
REITs and real estate companies	255,000	-	-	255,000
Other	408,000	-	-	408,000
	3,324,000	-	-	3,324,000
	$3,327,000	$-	$3,000	$3,330,000

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

					Net loss for the six months
Assets	Level 1	Level 2	Level 3	December 31, 2013	ended December 31, 2013

Other non-marketable investments	$-	$-	$5,157,000	$5,157,000	$-

					Net loss for the six months
Assets	Level 1	Level 2	Level 3	June 30, 2013	ended December 31, 2012

Other non-marketable investments	$-	$-	$5,157,000	$5,157,000	$-

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

Information below represents reporting segments for the three and six months December 31, 2013 and 2012, respectively.  Operating income from Hotel operations consists of the operation of the hotel and operation of the garage.  Operating income for investment transactions consist of net investment income and dividend and interest income.

As of and for the three months	Hotel	Investment
ended December 31, 2013	Operations	Transactions	Other	Total
Revenues	$12,274,000	$-	$-	$12,274,000
Segment operating expenses	(17,872,000)	-	(174,000)	(18,046,000)
Segment loss	(5,598,000)	-	(174,000)	(5,772,000)
Interest expense - mortgage	(767,000)	-	-	(767,000)
Interest expense - occupancy tax	(328,000)	-	-	(328,000)
Loss on extinguishment of debt	(3,910,000)	-	-	(3,910,000)
Loss on disposal of assets	(1,092,000)	-	-	(1,092,000)
Depreciation and amortization expense	(698,000)	-	-	(698,000)
Income from investments	-	221,000	-	221,000
Income tax benefit	-	-	2,732,000	2,732,000
Net income (loss)	$(12,393,000)	$221,000	$2,558,000	$(9,614,000)
Total assets	$33,219,000	$8,517,000	$33,970,000	$75,706,000

As of and for the three months	Hotel	Investment
ended December 31, 2012	Operations	Transactions	Other	Total
Revenues	$10,970,000	$-	$-	$10,970,000
Segment operating expenses	(9,398,000)	-	(171,000)	(9,569,000)
Segment income (loss)	1,572,000	-	(171,000)	1,401,000
Interest expense - mortgage	(660,000)	-	-	(660,000)
Depreciation and amortization expense	(568,000)	-	-	(568,000)
Loss from investments	-	(648,000)	-	(648,000)
Income tax benefit	-	-	165,000	165,000
Net income (loss)	$344,000	$(648,000)	$(6,000)	$(310,000)
Total assets	$33,073,000	$7,805,000	$9,746,000	$50,624,000

As of and for the six months	Hotel	Investment
ended December 31, 2013	Operations	Transactions	Other	Total
Revenues	$25,579,000	$-	$-	$25,579,000
Segment operating expenses	(27,404,000)	-	(343,000)	(27,747,000)
Segment loss	(1,825,000)	-	(343,000)	(2,168,000)
Interest expense - mortgage	(1,402,000)	-	-	(1,402,000)
Interest expense - occupancy tax	(328,000)	-	-	(328,000)
Loss on extinguishment of debt	(3,910,000)	-	-	(3,910,000)
Loss on disposal of assets	(1,092,000)	-	-	(1,092,000)
Depreciation and amortization expense	(1,298,000)	-	-	(1,298,000)
Income from investments	-	252,000	-	252,000
Income tax benefit	-	-	2,261,000	2,261,000
Net income (loss)	$(9,855,000)	$252,000	$1,918,000	$(7,685,000)
Total assets	$33,219,000	$8,517,000	$33,970,000	$75,706,000

As of and for the six months	Hotel	Investment
ended December 31, 2012	Operations	Transactions	Other	Total
Revenues	$23,106,000	$-	$-	$23,106,000
Segment operating expenses	(18,562,000)	-	(340,000)	(18,902,000)
Segment income (loss)	4,544,000	-	(340,000)	4,204,000
Interest expense	(1,324,000)	-	-	(1,324,000)
Depreciation and amortization expense	(1,126,000)	-	-	(1,126,000)
Loss from investments	-	(286,000)	-	(286,000)
Income tax expense	-	-	(159,000)	(159,000)
Net income (loss)	$2,094,000	$(286,000)	$(499,000)	$1,309,000
Total assets	$33,073,000	$7,805,000	$9,746,000	$50,624,000

NOTE 7 - RELATED PARTY TRANSACTIONS

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated among the Company, the Company’s parent, Santa Fe and InterGroup, the parent of Santa Fe, based on management's estimate of the pro rata utilization of resources.  For the three months ended December 31, 2013 and 2012, these expenses were approximately $18,000 for each respective period.  For the six months ended December 31, 2013 and 2012, these expenses were approximately $36,000 for each respective period.

During the three months ended December 31, 2013 and 2012, the Company received management fees from Justice Investors totaling $108,000 and $89,000, respectively.  During the six months ended December 31, 2013 and 2012, the Company received management fees from Justice Investors totaling $220,000 and $201,000, respectively.  These amounts were eliminated in consolidation.

In connection with the redemption of limited partnership interests of Justice Investors, Limited Partnership described in Note 1 above, Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice Investors.  This agreement was superseded by a letter dated December 11, 2013 from Justice Investors, Limited Partnership, in which Justice Investors Limited Partnership assumed the payment obligations of Justice Operating Company, LLC.  The first payment under this agreement was made concurrently with the closing of the loan agreements described in Note 1 above, with the remaining payments due upon Justice Investor’s having adequate available cash as described in the letter.

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

On December 18, 2013, Justice Investors completed its Offer to Redeem any and all limited partnership interests not held by Portsmouth Square, Inc.   As a result, the Company is now the sole General Partner of Justice.

Justice has accepted tenders, for cash, of approximately 29.173% of the limited partnership interests outstanding prior to the Offer to Redeem, and payments to the holders of such interests, in the amount of $1,385,000 for each 1% tendered, are in the process of being distributed.  In addition, Justice has accepted the election of holders of approximately 17.146% of the limited partnership interests outstanding prior to the Offer to Redeem to participate in the alternate redemption structure, which allows them to redeem their limited partnership interests at some time within the next 12 months for certain property or cash or a combination of property and cash.  This amount totals $19,091,000 and is classified on the balance sheet as redemption payable.  The related restricted cash is included on the balance sheet as part of the restricted cash balance totaling $19,091,000.   The Company, which prior to the Offer to Redeem owned 50% of the then outstanding limited partnership interests, now owns approximately 93% of the limited partnership interests of Justice.

On December 18, 2013,  Justice Operating Company, LLC, a Delaware limited liability company (“Operating”), entered into a loan agreement (“Mortgage Loan Agreement”) with Bank of America (“Mortgage Lender”); and  Justice Mezzanine Company, a Delaware limited liability company (“Mezzanine”), entered into a mezzanine loan agreement (“Mezzanine Loan Agreement” and, together with the Mortgage Loan Agreement, the “Loan Agreements”) with ISBI San Francisco Mezz Lender LLC (“Mezzanine Lender” and, together with Mortgage Lender, the “Lenders”).  Justice is the sole member of Mezzanine, and Mezzanine is the sole member of Operating.  The Loan Agreements provide for a $97,000,000 Mortgage Loan and a $20,000,000 Mezzanine Loan.  A portion of the proceeds of the Loan Agreements was used to fund the redemption of limited partnership interests described in above.  Please see Footnote 1 of the consolidated financial statements for further information on the loans.

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

The Company had a net loss of $9,614,000 for the three months ended December 31, 2013 compared to net loss of $310,000 for the three months ended December 31, 2012.  The significant change in the net loss is primarily attributable the costs related to the restructuring and redemption of the limited partners of Justice Investors and the related refinancing of the mortgage note on the Hotel.   This is partially offset by the continued improvement of Hotel operations prior to the non-recurring expenses.

The Company had a net loss from hotel operations of $12,393,000 for the three months ended December 31, 2013, compared to net income of $344,000 for the three months ended December 31, 2012. The change in the net (loss) income is primarily attributable the costs related to the restructuring and the redemption of the limited partners of Justice and the related refinancing of the mortgage note on the Hotel.  This is partially offset by the increase revenues at the Hotel resulting from higher average room rates.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended December 31, 2013 and 2012.

For the three months ended December 31,	2013	2012
Hotel revenues:
Hotel rooms	$9,761,000	$8,441,000
Food and beverage	1,568,000	1,608,000
Garage	744,000	691,000
Other operating departments	201,000	230,000
Total hotel revenues	12,274,000	10,970,000
Operating expenses, excluding non-recurring charges, depreciation and amortization	(9,493,000)	(9,398,000)
Operating income before non-recurring charges, interest and depreciation and amortization	2,781,000	1,572,000
Hotel restructuring costs	(7,295,000)	-
Hotel occupancy tax - penalty fees	(1,084,000)	-
Income (loss) before loss on extinguishment of debt, loss on disposal of assets , interest, depreciation and amortization	(5,598,000)	1,572,000
Loss on extinguishment of debt	(3,910,000)	-
Loss on disposal of assets	(1,092,000)	-
Interest expense - mortgage	(767,000)	(660,000)
Interest expense - occupancy tax	(328,000)	-
Depreciation and amortization expense	(698,000)	(568,000)

Net (loss) income from Hotel operations	$(12,393,000)	$344,000

For the three months ended December 31, 2013, the Hotel generated operating income of $2,781,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $12,274,000 compared to operating income of $1,572,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $10,970,000 for the three months ended December 31, 2012.  Room revenues increased by $1,320,000 for the three months ended December 31, 2013 compared to the three months ended December 31, 2012 primarily as the result of higher room rates.   Food and beverage revenues decreased by $40,000 and garage revenues increased by $53,000 for the same period.

Operating expenses remained relatively consistent with the prior comparable period.
The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPar”) of the Hotel for the three months ended December 31, 2013 and 2012.

Three Months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPar

2013	$218	90%	$195
2012	$195	87%	$169

Room revenues remained strong as the San Francisco market continued to have good demand for higher rated business. The Hotel’s average daily rate increased by $23 for the three months ended December 31, 2013 compared to the three months ended December 31, 2012, while occupancy percentages increase to 90% from 87%.   As a result, the Hotel was able to achieve a RevPar number that was $26 higher than the comparative three month period.

Justice incurred approximately $7,295,000 in hotel restructuring costs relating to the Offer to Redeem and related financing transactions, including a one-time management fee of $1,550,000, approximately $745,000 in legal, accounting and other professional expenses, and a Documentary Transfer Tax fee of approximately $5 million paid to the City of San Francisco.  The Documentary Transfer Tax fee was assessed as a condition to recording the transfer of Justice Investors' principal asset to a subsidiary to consummate the redemption.  While Justice believes the assessment of the Documentary Transfer tax was inappropriate, the tax was paid, under protest, on advice of Justice’s counsel to allow for the consummation of the redemption.  Justice intends to challenge the calculation of the tax.  No prediction can be made as to whether the tax will be upheld, or whether any portion of the tax will be refunded.  Justice allocated a portion of the Documentary Transfer Tax to certain former limited partners of Justice Investors as a cost of the transaction. Certain of these limited partners have objected to the allocation, and Justice and the limited partners are pursuing non-binding mediation in an attempt to resolve the dispute.  No prediction can be given as to the outcome of the dispute.

The City of San Francisco’s Tax Collector’s office has claimed that Justice owes the City of San Francisco $2.1 million based on the Tax Collector’s interpretation of the San Francisco Business and Tax Regulations Code relating to Transient Occupancy Tax and Tourist Improvement District Assessment. This amount exceeds Justice’s estimate of the taxes owed, and Justice has disputed the claim and is seeking to discharge all penalties and interest charges imposed by the Tax Collector.  No prediction can be given at this time as to the outcome of this dispute.

In connection with the Offer to Redeem, Justice retired existing debt and replaced it with lower-yielding loans, the proceeds of which were used to fund the Offer to Redeem and to provide for additional working capital for the Hotel.  Justice incurred a loss on the extinguishment of debt of $3,910,000 which included a yield maintenance (prepayment penalty) expense of $3,808,000 and a write-off of capitalized loan costs on the refinanced debt of approximately $102,000.

In December 2013, Justice determined to substantially demolish the Hotel’s ground-level Spa (with the exception of the ceilings and certain mechanical systems) to build out additional meeting rooms, a technology lounge and re-locate Hotel offices. Justice believes this will result in a greater guest experience and increases in operating revenues. Justice recorded a loss of approximately $738,000 as a disposal of assets on the closure of the Hotel’s Spa on the lobby level.

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

The Company had a net gain on marketable securities of $114,000 for the three months ended December 31, 2013 compared to a net loss on marketable securities of $737,000 for the three months ended December 31, 2012. For the three months ended December 31, 2013, the Company had a net realized gain of $78,000 and a net unrealized gain of $36,000.  For the three months ended December 31, 2012, the Company had a net realized gain of $1,000 and a net unrealized loss of $738,000.  Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations.  However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel.  The income tax benefit during the three months ended December 31, 2013 and 2012 represents the income tax effect on the Company’s pretax income which includes its share in net income of the Hotel.

Six Months Ended December 31, 2013 Compared to Six Months Ended December 31, 2012

The Company had a net loss of $7,685,000 for the six months ended December 31, 2013 compared to net income of $1,309,000 for the six months ended December 31, 2012.  The significant change in the net (loss) income is primarily attributable the costs related to the restructuring and redemption of the limited partners of Justice Investors and the related refinancing of the mortgage note on the Hotel.   This is partially offset by the continued improvement of Hotel operations prior to the non-recurring expenses.

The Company had a net loss from hotel operations of $9,855,000 for the six months ended December 31, 2013, compared to net income of $2,094,000 for the six months ended December 31, 2012. The change in the net (loss) income is primarily attributable the costs related to the restructuring and the redemption of the limited partners of Justice and the related refinancing of the mortgage note on the Hotel.  This is partially offset by the increase revenues at the Hotel resulting from higher average room rates partially offset by the related increase in operating expenses.

The following table sets forth a more detailed presentation of Hotel operations for the six months ended December 31, 2013 and 2012.

For the six months ended December 31,	2013	2012
Hotel revenues:
Hotel rooms	$20,815,000	$18,213,000
Food and beverage	2,896,000	3,019,000
Garage	1,499,000	1,419,000
Other operating departments	369,000	455,000
Total hotel revenues	25,579,000	23,106,000
Operating expenses, excluding non-recurring charges, depreciation and amortization	(19,025,000)	(18,562,000)
Operating income before non-recurring charges, interest and depreciation and amortization	6,554,000	4,544,000
Hotel restructuring costs	(7,295,000)	-
Hotel occupancy tax - penalty fees	(1,084,000)	-
Income (loss) before loss on extinguishment of debt, loss on disposal of assets , interest, depreciation and amortization	(1,825,000)	4,544,000
Loss on extinguishment of debt	(3,910,000)	-
Loss on disposal of assets	(1,092,000)	-
Interest expense - mortgage	(1,402,000)	(1,324,000)
Interest expense - occupancy tax	(328,000)	-
Depreciation and amortization expense	(1,298,000)	(1,126,000)

Net (loss) income from Hotel operations	$(9,855,000)	$2,094,000

For the six months ended December 31, 2013, the Hotel generated operating income of $6,554,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $25,579,000 compared to operating income of $4,544,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $23,106,000 for the six months ended December 31, 2012.  Room revenues increased by $2,602,000 for the six months ended December 31, 2013 compared to the six months ended December 31, 2012 primarily as the result of higher room rates.   Food and beverage revenues decreased by $123,000 and garage revenues increased by $80,000 for the same period.

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

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPar”) of the Hotel for the six months ended December 31, 2013 and 2012.

Six Months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPar

2013	$227	92%	$208
2012	$202	88%	$168

Room revenues remained strong as the San Francisco market continued to have good demand for higher rated business. The Hotel’s average daily rate increased by $25 for the six months ended December 31, 2013 compared to the six months ended December 31, 2012, while occupancy percentages increase to 92% from 88%.   As a result, the Hotel was able to achieve a RevPar number that was $40 higher than the comparative six month period.

Justice incurred approximately $7,295,000 in hotel restructuring costs relating to the Offer to Redeem and related financing transactions, including a one-time management fee of $1,550,000, approximately $745,000 in legal, accounting and other professional expenses, and a Documentary Transfer Tax fee of approximately $5 million paid to the City of San Francisco.  The Documentary Transfer Tax fee was assessed as a condition to recording the transfer of Justice Investors' principal asset to a subsidiary to consummate the redemption.  While Justice believes the assessment of the Documentary Transfer tax was inappropriate, the tax was paid, under protest, on advice of Justice’s counsel to allow for the consummation of the redemption.  Justice intends to challenge the calculation of the tax.  No prediction can be made as to whether the tax will be upheld, or whether any portion of the tax will be refunded.  Justice allocated a portion of the Documentary Transfer Tax to certain former limited partners of Justice Investors as a cost of the transaction. Certain of these limited partners have objected to the allocation, and Justice and the limited partners are pursuing non-binding mediation in an attempt to resolve the dispute.  No prediction can be given as to the outcome of the dispute.

The City of San Francisco’s Tax Collector’s office has claimed that Justice owes the City of San Francisco $2.1 million based on the Tax Collector’s interpretation of the San Francisco Business and Tax Regulations Code relating to Transient Occupancy Tax and Tourist Improvement District Assessment. This amount exceeds Justice’s estimate of the taxes owed, and Justice has disputed the claim and is seeking to discharge all penalties and interest charges imposed by the Tax Collector.  No prediction can be given at this time as to the outcome of this dispute.

In connection with the Offer to Redeem, Justice retired existing debt and replaced it with lower-yielding loans, the proceeds of which were used to fund the Offer to Redeem and to provide for additional working capital for the Hotel.  Justice incurred a loss on the extinguishment of debt of $3,910,000 which included a yield maintenance (prepayment penalty) expense of $3,808,000 and a write-off of capitalized loan costs on the refinanced debt of approximately $102,000.

In December 2013, Justice determined to substantially demolish the Hotel’s ground-level Spa (with the exception of the ceilings and certain mechanical systems) to build out additional meeting rooms, a technology lounge and re-locate Hotel offices. Justice believes this will result in a greater guest experience and increases in operating revenues. Justice recorded a loss of approximately $738,000 as a disposal of assets on the closure of the Hotel’s Spa on the lobby level.

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

The Company had a net gain on marketable securities of $207,000 for the six months ended December 31, 2013 compared to a net loss marketable securities of $243,000 for the six months ended December 31, 2012. For the six months ended December 31, 2013, the Company had a net realized gain of $6,000 and a net unrealized gain of $201,000.  For the six months ended December 31, 2012, the Company had a net realized gain of $24,000 and a net unrealized loss of $267,000.  Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations.  However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel.  The income tax benefit (expense) during the six months ended December 31, 2013 and 2012 represents the income tax effect on the Company’s pretax income which include its share in net income of the Hotel.  The tax benefit during the six months ended December 31, 2013 primarily resulted from the loss from Justice.

MARKETABLE SECURITIES

As of December 31, 2013 and June 30, 2013, the Company had investments in marketable equity securities of $3,360,000 and $3,324,000, respectively.  The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups as:

As of December 31, 2013		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$1,974,000	58.8%
Financial services	516,000	11.1%
Technology	372,000	15.4%
REITs and real estate companies	162,000	4.7%
Other	336,000	10.0%
	$3,360,000	100.0%

As of June 30, 2013		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$1,513,000	45.5%
Technology	622,000	18.7%
Financial services	526,000	15.8%
REITs and real estate companies	255,000	7.7%
Other	408,000	12.3%
	$3,324,000	100.0%

The Company’s investment portfolio is diversified with 36 different equity positions.  The Company holds three equity securities that are comprised of more than 10% of the equity value of the portfolio.  The largest security represents 49% of the portfolio and consists of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE MKT: LODE) which is included in the basic materials industry group. The amount of the Company’s investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time.  While it is the internal policy of the Company to limit its initial investment in any single equity to less than 10% of its total portfolio value, that investment could eventually exceed 10% as a result of equity appreciation or reduction of other positions.  A significant percentage of the portfolio consists of common stock in Comstock that was obtained through dividend payments by Comstock on its 7.5% Series A-1 Convertible Preferred Stock.  Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date.

FINANCIAL CONDITION AND LIQUIDITY

The Company’s cash flows are primarily generated from its Hotel operations, and general partner management fees and limited partnership distributions from Justice Investors (“the Partnership”). The Company also receives cash generated from the investment of its cash and marketable securities and other investments.

On December 18, 2013, Justice Investors completed its Offer to Redeem any and all limited partnership interests not held by Portsmouth Square, Inc.  As a result, the Company is now the sole General Partner of Justice.

Justice has accepted tenders, for cash, of approximately 29.173% of the limited partnership interests outstanding prior to the Offer to Redeem, and payments to the holders of such interests, in the amount of $1,385,000 for each 1% tendered, are in the process of being distributed.  In addition, Justice has accepted the election of holders of approximately 17.146% of the limited partnership interests outstanding prior to the Offer to Redeem to participate in the alternate redemption structure, which allows them to redeem their limited partnership interests at some time within the next 12 months for certain property or cash or a combination of property and cash.  This amount totals $19,091,000 and is classified on the balance sheet as redemption payable.  The related restricted cash is included on the balance sheet as part of the restricted cash balance totaling $19,091,000.   The Company, which prior to the Offer to Redeem owned 50% of the then outstanding limited partnership interests, now owns approximately 93% of the limited partnership interests of Justice.

To fund redemption of limited partnership interests and to repay the prior mortgage,  Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan.

The mortgage loan are secured by the Partnership’s principal asset, the Hilton San Francisco-Financial District. The mortgage loan initially bears an interest rate of 5.28% per annum and matures in January 2024.  As additional security for the mortgage loan, there is a limited guaranty executed by the Company in favor of mortgage lender.

The mezzanine loan is a secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan.  The mezzanine loan initially bears interest at 9.75% per annum and matures in January 2024.  As additional security for the mezzanine loan, there is a limited guaranty executed by the Company in favor of mezzanine lender.

The new Justice Compensation Agreement that became effective on December 1, 2008, when Portsmouth assumed the role of managing general partner of Justice, has provided additional cash flows to the Company. Under the new Compensation Agreement, Portsmouth is now entitled to 80% of the minimum base fee to be paid to the general partners of $285,000, while under the prior agreement, Portsmouth was entitled to receive only 20% of the minimum base fee. The general partner fees paid to Portsmouth for the six months ended December 31, 2013 and 2012 was $220,000 and $201,000, respectively.

Despite an uncertain economy, the Hotel has continued to generate positive cash flows. While the debt service requirements related the new loans,  may create some additional risk for the Company and its ability to generate cash flows in the future, management believes that cash flows from the operations of the Hotel and the garage will continue to be sufficient to meet all of the Partnership’s current and future obligations and financial requirements. Management also believes that there is sufficient equity in the Hotel assets to support future borrowings, if necessary, to fund any new capital improvements and other requirements.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of  December 31, 2013, the Company’s material financial obligations which also including interest payments.

		6 Months	Year	Year	Year	Year
	Total	2014	2015	2016	2017	2018	Thereafter
Mortgage and subordinated notes payable	$117,000,000	$-	$-	$-	$584,000	$1,462,000	$114,954,000
Redemption payable	$19,091,000	$9,546,000	$9,545,000	$-	$-	$-	$-
Other notes payable	$731,000	297,000	291,000	45,000	51,000	47,000	-
Interest	$159,208,000	3,675,000	7,331,000	7,316,000	7,207,000	6,993,000	126,686,000
Total	$296,030,000	$13,518,000	$17,167,000	$7,361,000	$7,842,000	$8,502,000	$241,640,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the portrayal of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.  There have been no material changes to the Company’s critical accounting policies during the six months December 31, 2013.  Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 for a summary of the critical accounting policies.

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

 32.2   Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTSMOUTH SQUARE, INC.
(Registrant)

Date: February 14, 2014	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date: February 14, 2014	by	/s/ Geoffrey M. Palermo
Assistant Secretary

Date: February 14, 2014	by	/s/ David T. Nguyen
David T. Nguyen, Treasurer
and Controller

- 24 -