Form 10-Q
period 2014-03-31
PORTSMOUTH SQUARE INC
filed 2014-05-16
CIK 79661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

☐ Yes ☒ No

The number of shares outstanding of registrant’s Common Stock, as of April 25, 2014, was 734,183.

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of	March 31, 2014	June 30, 2013
	(Unaudited)
ASSETS
Investment in hotel, net	$33,425,000	$34,048,000
Investment in real estate	973,000	973,000
Investment in marketable securities	2,987,000	3,324,000
Other investments, net	5,266,000	5,160,000
Cash and cash equivalents	999,000	668,000
Restricted cash - redemption	17,104,000	-
Restricted cash - mortgage impounds	1,359,000	-
Accounts receivable, net	1,741,000	1,957,000
Other assets, net	4,554,000	2,004,000
Deferred tax asset	5,786,000	3,193,000
Total assets	$74,194,000	$51,327,000

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities:
Accounts payable and other liabilities	$15,390,000	$9,176,000
Redemption payable	17,104,000	-
Due to securities broker	515,000	579,000
Obligations for securities sold	-	531,000
Other notes payable	531,000	1,595,000
Mortgage and subordinated notes payable	117,000,000	43,413,000
Total liabilities	150,540,000	55,294,000

Commitments and contingencies
Shareholders' deficit:
Common stock, no par value: Authorized shares - 750,000; 734,183 shares issued and outstanding	2,092,000	2,092,000
Additional paid-in-capital	-	916,000
Retained earnings (accumulated deficit)	(72,237,000)	574,000
Total Portsmouth shareholders' (deficit) equity	(70,145,000)	3,582,000
Noncontrolling interest	(6,201,000)	(7,549,000)
Total shareholders' deficit	(76,346,000)	(3,967,000)
Total liabilities and shareholders' deficit	$74,194,000	$51,327,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three months ended March 31,	2014	2013

Revenue - Hotel	$11,849,000	$10,475,000

Costs and operating expenses
Hotel operating expenses	(10,620,000)	(9,563,000)
Hotel restructuring adjustment	300,000	-
Hotel depreciation and amortization expense	(441,000)	(560,000)
General and administrative expense	(179,000)	(169,000)

Total costs and operating expenses	(10,940,000)	(10,292,000)

Income from operations	909,000	183,000

Other income (expense)
Interest expense - mortgage	(1,766,000)	(648,000)
Net gain (loss) on marketable securities	24,000	(17,000)
Net unrealized gain on other investments	34,000	-
Dividend and interest income	-	3,000
Trading and margin interest expense	(75,000)	(60,000)

Other expense, net	(1,783,000)	(722,000)

Loss before income taxes	(874,000)	(539,000)
Income tax benefit	332,000	141,000

Net loss	(542,000)	(398,000)
Less: Net loss attributable to the noncontrolling interest	55,000	194,000

Net loss attributable to Portsmouth	$(487,000)	$(204,000)

Basic and diluted net loss per share attributable to Portsmouth	$(0.66)	$(0.28)

Weighted average number of common shares outstanding - basic and diluted	734,183	734,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the nine months ended March 31,	2014	2013

Revenue - Hotel	$37,428,000	$33,581,000

Costs and operating expenses
Hotel operating expenses	(29,645,000)	(28,125,000)
Hotel restructuring costs	(6,995,000)	-
Hotel occupancy tax - penalty fees	(1,084,000)	-
Hotel depreciation and amortization expense	(1,739,000)	(1,686,000)
General and administrative expense	(522,000)	(509,000)

Total costs and operating expenses	(39,985,000)	(30,320,000)

Income (loss) from operations	(2,557,000)	3,261,000

Other income (expense)
Interest expense - mortgage	(3,168,000)	(1,972,000)
Interest expense - occupancy tax	(328,000)	-
Loss on extinguishment of debt	(3,910,000)	-
Loss on disposal of assets	(1,092,000)	-
Net gain (loss) on marketable securities	231,000	(260,000)
Net unrealized gain (loss) on other investments	31,000	(112,000)
Dividend and interest income	171,000	181,000
Trading and margin interest expense	(198,000)	(169,000)

Other expense, net	(8,263,000)	(2,332,000)

Income (loss) before income taxes	(10,820,000)	929,000
Income tax benefit (expense)	2,593,000	(18,000)

Net (loss) income	(8,227,000)	911,000
Less: Net income attributable to the noncontrolling interest	(202,000)	(750,000)

Net (loss) income attributable to Portsmouth	$(8,429,000)	$161,000

Basic and diluted net (loss) income per share attributable to Portsmouth	$(11.48)	$0.22

Weighted average number of common shares outstanding - basic and diluted	734,183	734,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENDSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the nine months ended March 31,	2014	2013
Cash flows from operating activities:
Net (loss) income	$(8,227,000)	$911,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net unrealized (gain) loss on marketable securities	(42,000)	340,000
Unrealized (gain) loss on other investments	(31,000)	112,000
Hotel loss on extinguishment of debt	3,910,000	-
Loss on disposal of assets	1,092,000	-
Depreciation and amortization	1,739,000	1,686,000
Changes in assets and liabilities:
Investment in marketable securities	379,000	(964,000)
Accounts receivable	216,000	(302,000)
Other assets	(2,586,000)	(115,000)
Accounts payable and other liabilities	6,214,000	1,179,000
Due to securities broker	(64,000)	852,000
Obligations for securities sold	(531,000)	(97,000)
Deferred tax asset	(2,593,000)	18,000
Net cash (used in) provided by operating activities	(524,000)	3,620,000

Cash flows from investing activities:
Payments for hotel furniture, equipment and building improvements	(2,172,000)	(2,512,000)
Payment for other investments	(75,000)	-
Net cash used in investing activities	(2,247,000)	(2,512,000)

Cash flows from financing activities:
Restricted cash - redemption and mortgage impounds	(18,463,000)	-
Redemption payments and dividends to noncontrolling interest	(47,048,000)	(783,000)
Net borrowings (payments) on mortgage and subordinated notes payable	69,677,000	(676,000)
Payments (borrowings) on other notes payable	(1,064,000)	(426,000)
Net cash provided by (used in) financing activities	3,102,000	(1,885,000)

Net increase (decrease) in cash and cash equivalents	331,000	(777,000)
Cash and cash equivalents at the beginning of the period	668,000	1,032,000
Cash and cash equivalents at the end of the period	$999,000	$255,000

Supplemental information:
Interest paid	$3,213,000	$2,003,000

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

The results of operations for the three and nine months ended March 31, 2014 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2014.

For the three and nine months ended March 31, 2014 and 2013, the Company had no components of comprehensive income other than net income itself.

OWNERSHIP AND PROPERTIES

As of March 31, 2014, Santa Fe Financial Corporation (“Santa Fe”), a public company, owns approximately 68.8% of the outstanding common shares of Portsmouth Square, Inc. (“Portsmouth” or the “Company”). Santa Fe is an 80.7%-owned subsidiary of The InterGroup Corporation (“InterGroup”), a public company. InterGroup also directly owns approximately 12.9% of the common stock of Portsmouth.

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

Basic income (loss) per share is calculated based upon the weighted average number of common shares outstanding during each period. During the three and nine months March 31, 2014 and 2013, the Company did not have any potentially dilutive securities outstanding.

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

Justice has accepted tenders, for cash, of approximately 29.173% of the limited partnership interests outstanding prior to the Offer to Redeem, and payments to the holders of such interests, in the amount of $1,385,000 for each 1% tendered, are in the process of being distributed. In addition, Justice has accepted the election of holders of approximately 17.146% of the limited partnership interests outstanding prior to the Offer to Redeem to participate in the alternate redemption structure, which allows them to redeem their limited partnership interests at some time within the next 12 months for certain property or cash or a combination of property and cash. As of March 31, 2014, the current and deferred payments to holders or limited partnership interests are classified as restricted cash and, together with the expenses discussed below, totals $17,104,000 and is classified on the balance sheet as redemption payable. The Company, which prior to the Offer to Redeem owned 50% of the then outstanding limited partnership interests, now owns approximately 93% of the limited partnership interests of Justice.

Justice incurred approximately $6,995,000 in hotel restructuring costs relating to the Offer to Redeem and related financing transactions, including a one-time management fee of $1,550,000, approximately $445,000 in legal, accounting and other professional expenses, and a Documentary Transfer Tax fee of approximately $5 million paid to the City of San Francisco. The Documentary Transfer Tax fee was assessed as a condition to recording the transfer of Justice Investors' principal asset to a subsidiary to consummate the redemption.  While Justice believes the assessment of the Documentary Transfer tax was inappropriate, the tax was paid, under protest, on advice of Justice’s counsel to allow for the consummation of the redemption.  Justice intends to challenge the calculation of the tax.  No prediction can be made as to whether the tax will be upheld, or whether any portion of the tax will be refunded. Justice allocated a portion of the Documentary Transfer Tax to certain former limited partners of Justice Investors as a cost of the transaction. Certain of these limited partners have objected to the allocation, and Justice and the limited partners are pursuing non-binding mediation in an attempt to resolve the dispute.  No prediction can be given as to the outcome of the dispute.

On April 21, 2014, Justice Investors, a subsidiary of Registrant, commenced an arbitration action against Glaser Weil Fink Howard Avchen & Shapiro, LLP (formerly known as Glaser Weil Fink Jacobs Howard Avchen & Shapiro, LLP), Brett J. Cohen, Gary N. Jacobs, Janet S. McCloud, Paul B. Salvaty, and Joseph K. Fletcher III (collectively, the "Respondents") in connection with a Limited Partnership Interest Redemption Option Agreement, which is the subject of legal proceedings.  The arbitration is pending before JAMS in Los Angeles.  No prediction can be given as to the outcome of this matter.

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

The City of San Francisco’s Tax Collector’s office has claimed that Justice owes the City of San Francisco $2.1 million based on the Tax Collector’s interpretation of the San Francisco Business and Tax Regulations Code relating to Transient Occupancy Tax and Tourist Improvement District Assessment. This amount exceeds Justice’s estimate of the taxes owed, and Justice has disputed the claim and is seeking to discharge all penalties and interest charges imposed by the Tax Collector.  No prediction can be given at this time as to the outcome of this dispute.  The Company paid the full amount during the quarter ended March 31, 2014 as part of the appeals process but is holding the amount on the balance sheet in other assets as it is currently under protest.

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

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties will be full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status, transfer of the Property in violation of the applicable loan documents and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Company is required to maintain a certain minimum net worth and liquidity. As of March 31, 2014, the Company is in compliance with both requirements.

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

Limited Partnership Agreement Amendments

In conjunction with the Offer to Redeem, the Partnership solicited and obtained consents from holders of the requisite limited partnership interests to amendments to the Justice Amended and Restated Agreement of Limited Partnership, which became effective upon the completion of the Offer to Redeem and the consummation of the Loan Agreements. The amendments included the following changes to the Justice Amended and Restated Agreement of Limited Partnership:

•	Providing for a single general partner;
•	Providing for Class B limited partnership interests, which, if issued, would represent interests in the Partnership; and
•	Permitting the General Partner to admit additional limited partners, subject to certain restrictions.

NOTE 2 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
March 31, 2014	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Furniture and equipment	22,863,000	(19,856,000)	3,007,000
Building and improvements	50,398,000	(21,104,000)	29,294,000
	$74,385,000	$(40,960,000)	$33,425,000

		Accumulated	Net Book
June 30, 2013	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Furniture and equipment	22,270,000	(19,312,000)	2,958,000
Building and improvements	50,473,000	(20,507,000)	29,966,000
	$73,867,000	$(39,819,000)	$34,048,000

NOTE 3 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At March 31, 2014 and June 30, 2013, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Gain	Value

As of March 31, 2014
Corporate
Equities	$2,805,000	$847,000	$(665,000)	$182,000	$2,987,000

As of June 30, 2013
Corporate
Equities	$3,104,000	$992,000	$(772,000)	$220,000	$3,324,000

As of March 31, 2014 and June 30, 2013, the Company had $627,000 and $637,000, respectively, of unrealized losses related to securities held for over one year.

Net gain (loss) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the three and nine months March 31, 2014 and 2013, respectively.

For the three months ended March 31,	2014	2013
Realized gain on marketable securities	$183,000	$56,000
Unrealized loss on marketable securities	(159,000)	(73,000)

Net gain (loss) on marketable securities	$24,000	$(17,000)

For the nine months ended March 31,	2014	2013
Realized gain on marketable securities	$189,000	$80,000
Unrealized gain (loss) on marketable securities	42,000	(340,000)

Net gain (loss) on marketable securities	$231,000	$(260,000)

NOTE 4 – OTHER INVESTMENTS, NET

The Company may also invest, with the approval of the Securities Investment Committee and other Company guidelines, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company’s balance sheet as part of other investments, net of other than temporary impairment losses. Other investments also include non-marketable warrants carried at fair value.

Other investments, net consist of the following:

Type	March 31, 2014	June 30, 2013
Preferred stock - Comstock, at cost	$4,410,000	$4,410,000
Private equity hedge fund, at cost	646,000	646,000
Corporate debt and equity instruments, at cost	101,000	101,000
Other preferred stock	74,000	-
Warrants - at fair value	35,000	3,000
	$5,266,000	$5,160,000

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

The assets measured at fair value on a recurring basis are as follows:

As of March 31, 2014
Assets:	Level 1	Level 2	Level 3	Total
Other investments - warrants	-	-	35,000	35,000
Investment in marketable securities:
Basic materials	$2,007,000	$-	$-	$2,007,000
Financial services	211,000	-	-	211,000
REITs and real estate companies	158,000	-	-	158,000
Technology	115,000	-	-	115,000
Other	496,000	-	-	496,000
	$2,987,000	$-	$-	$3,022,000

As of June 30, 2013
Assets:	Level 1	Level 2	Level 3	Total
Cash equivalents - money market	$3,000	$-	$-	$3,000
Other investments - warrants	-	-	3,000	3,000
Investment in marketable securities:
Basic materials	1,513,000	-	-	1,513,000
Technology	622,000	-	-	622,000
Financial services	526,000	-	-	526,000
REITs and real estate companies	255,000	-	-	255,000
Other	408,000	-	-	408,000
	3,324,000	-	-	3,324,000
	$3,327,000	$-	$3,000	$3,330,000

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

					Net gain for the nine months
Assets	Level 1	Level 2	Level 3	March 31, 2014	ended March 31, 2014

Other non-marketable investments	$-	$-	$5,231,000	$5,231,000	$(3,000)

					Net loss for the nine months
Assets	Level 1	Level 2	Level 3	June 30, 2013	ended March 31, 2013

Other non-marketable investments	$-	$-	$5,157,000	$5,157,000	$(112,000)

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

Information below represents reporting segments for the three and nine months March 31, 2014 and 2013, respectively. Operating income from Hotel operations consists of the operation of the hotel and operation of the garage. Operating income for investment transactions consist of net investment income and dividend and interest income.

As of and for the three months	Hotel	Investment
ended March 31, 2014	Operations	Transactions	Other	Total
Revenues	$11,849,000	$-	$-	$11,849,000
Segment operating expenses	(10,320,000)	-	(179,000)	(10,499,000)
Segment income (loss)	1,529,000	-	(179,000)	1,350,000
Interest expense - mortgage	(1,766,000)	-	-	(1,766,000)
Depreciation and amortization expense	(441,000)	-	-	(441,000)
Loss from investments	-	(17,000)	-	(17,000)
Income tax benefit	-	-	332,000	332,000
Net income (loss)	$(678,000)	$(17,000)	$153,000	$(542,000)
Total assets	$33,425,000	$8,253,000	$32,516,000	$74,194,000

As of and for the three months	Hotel	Investment
ended March 31, 2013	Operations	Transactions	Other	Total
Revenues	$10,475,000	$-	$-	$10,475,000
Segment operating expenses	(9,563,000)	-	(169,000)	(9,732,000)
Segment income (loss)	912,000	-	(169,000)	743,000
Interest expense	(648,000)	-	-	(648,000)
Depreciation and amortization expense	(560,000)	-	-	(560,000)
Loss from investments	-	(74,000)	-	(74,000)
Income tax benefit	-	-	141,000	141,000
Net income (loss)	$(296,000)	$(74,000)	$(28,000)	$(398,000)
Total assets	$33,729,000	$8,506,000	$8,794,000	$51,029,000

As of and for the nine months	Hotel	Investment
ended March 31, 2014	Operations	Transactions	Other	Total
Revenues	$37,428,000	$-	$-	$37,428,000
Segment operating expenses	(37,724,000)	-	(522,000)	(38,246,000)
Segment loss	(296,000)	-	(522,000)	(818,000)
Interest expense - mortgage	(3,168,000)	-	-	(3,168,000)
Interest expense - occupancy tax	(328,000)	-	-	(328,000)
Loss on extinguishment of debt	(3,910,000)	-	-	(3,910,000)
Loss on disposal of assets	(1,092,000)	-	-	(1,092,000)
Depreciation and amortization expense	(1,739,000)	-	-	(1,739,000)
Income from investments	-	235,000	-	235,000
Income tax benefit	-	-	2,593,000	2,593,000
Net income (loss)	$(10,533,000)	$235,000	$2,071,000	$(8,227,000)
Total assets	$33,425,000	$8,253,000	$32,516,000	$74,194,000

As of and for the nine months	Hotel	Investment
ended March 31, 2013	Operations	Transactions	Other	Total
Revenues	$33,581,000	$-	$-	$33,581,000
Segment operating expenses	(28,125,000)	-	(509,000)	(28,634,000)
Segment income (loss)	5,456,000	-	(509,000)	4,947,000
Interest expense	(1,972,000)	-	-	(1,972,000)
Depreciation and amortization expense	(1,686,000)	-	-	(1,686,000)
Loss from investments	-	(360,000)	-	(360,000)
Income tax expense	-	-	(18,000)	(18,000)
Net income (loss)	$1,798,000	$(360,000)	$(527,000)	$911,000
Total assets	$33,729,000	$8,506,000	$8,794,000	$51,029,000

NOTE 7 - RELATED PARTY TRANSACTIONS

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated among the Company, the Company’s parent, Santa Fe and InterGroup, the parent of Santa Fe, based on management's estimate of the pro rata utilization of resources. For the three months ended March 31, 2014 and 2013, these expenses were approximately $18,000 for each respective period. For the nine months ended March 31, 2014 and 2013, these expenses were approximately $54,000 for each respective period.

During the three months ended March 31, 2014 and 2013, the Company received management fees from Justice Investors totaling $113,000 and $88,000, respectively. During the nine months ended March 31, 2014 and 2013, the Company received management fees from Justice Investors totaling $333,000 and $291,000, respectively. These amounts were eliminated in consolidation.

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

Justice has accepted tenders, for cash, of approximately 29.173% of the limited partnership interests outstanding prior to the Offer to Redeem, and payments to the holders of such interests, in the amount of $1,385,000 for each 1% tendered, are in the process of being distributed. In addition, Justice has accepted the election of holders of approximately 17.146% of the limited partnership interests outstanding prior to the Offer to Redeem to participate in the alternate redemption structure, which allows them to redeem their limited partnership interests at some time within the next 12 months for certain property or cash or a combination of property and cash. As of March 31, 2014, the current and deferred payments to holders or limited partnership interests are classified as restricted cash and, together with the expenses discussed below, totals $17,104,000 and is classified on the balance sheet as redemption payable. The Company, which prior to the Offer to Redeem owned 50% of the then outstanding limited partnership interests, now owns approximately 93% of the limited partnership interests of Justice.

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

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The Company had a net loss of $542,000 for the three months ended March 31, 2014 compared to net loss of $398,000 for the three months ended March 31, 2013. The change in the net loss is primarily attributable to higher mortgage interest expense as the result of the higher mortgage balance partially offset by the continued improvement of Hotel operations.

The Company had a net loss from hotel operations of $678,000 for the three months ended March 31, 2014, compared to net loss of $296,000 for the three months ended March 31, 2013. The change in the net loss is primarily attributable to higher mortgage interest expense as the result of the higher mortgage balance. This is partially offset by the increase in revenues at the Hotel resulting from higher average room rates.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended March 31, 2014 and 2013.

For the three months ended March 31,	2014	2013
Hotel revenues:
Hotel rooms	$9,655,000	$8,139,000
Food and beverage	1,372,000	1,483,000
Garage	679,000	688,000
Other operating departments	143,000	165,000
Total hotel revenues	11,849,000	10,475,000
Operating expenses, excluding non-recurring charges, depreciation and amortization	(10,620,000)	(9,563,000)
Operating income before non-recurring charges,
interest and depreciation and amortization	1,229,000	912,000
Hotel restructuring adjustment	300,000	-
Income (loss) before loss on extinguishment of debt, loss on disposal of assets , interest, depreciation and amortization	1,529,000	912,000
Interest expense - mortgage	(1,766,000)	(648,000)
Depreciation and amortization expense	(441,000)	(560,000)

Net loss from Hotel operations	$(678,000)	$(296,000)

For the three months ended March 31, 2014, the Hotel generated operating income of $1,229,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $11,849,000 compared to operating income of $912,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $10,475,000 for the three months ended March 31, 2013. Room revenues increased by $1,516,000 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily as the result of higher room rates from the transient segment due to city wide compression. Food and beverage revenues decreased by $111,000 and garage revenues decreased by $9,000 for the same period.

Operating expenses increased by $1,057,000 compared to the prior period primarily due to legal fees, higher franchise and credit card fees as the result in the increase in revenues and due to higher property taxes as the result of the refinancing of the Hotel.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the three months ended March 31, 2014 and 2013.

Three Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR

2014	$226	87%	$197
2013	$199	84%	$167

Room revenues remained strong as the San Francisco market continued to have good demand for higher rated business. The Hotel’s average daily rate increased by $27 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, while occupancy percentages increase to 87% from 84%. As a result, the Hotel was able to achieve a RevPAR number that was $30 higher than the comparative three month period.

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

The Company had a net gain on marketable securities of $24,000 for the three months ended March 31, 2014 compared to a net loss on marketable securities of $17,000 for the three months ended March 31, 2013. For the three months ended March 31, 2014, the Company had a net realized gain of $183,000 and a net unrealized loss of $159,000. For the three months ended March 31, 2013, the Company had a net realized gain of $56,000 and a net unrealized loss of $73,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel.  The income tax benefit during the three months ended March 31, 2014 and 2013 represents the income tax effect on the Company’s pretax loss which includes its share in net loss of the Hotel.

Nine Months Ended March 31, 2014 Compared to Nine Months Ended March 31, 2013

The Company had a net loss of $8,227,000 for the nine months ended March 31, 2014 compared to net income of $911,000 for the nine months ended March 31, 2013. The significant change in the net (loss) income is primarily attributable the costs related to the restructuring and redemption of the limited partners of Justice Investors and the related refinancing of the mortgage note on the Hotel. This is partially offset by the continued improvement of Hotel operations prior to the non-recurring expenses.

The Company had a net loss from hotel operations of $10,533,000 for the nine months ended March 31, 2014, compared to net income of $1,798,000 for the nine months ended March 31, 2013. The change in the net (loss) income is primarily attributable the costs related to the restructuring and the redemption of the limited partners of Justice and the related refinancing of the mortgage note on the Hotel. This is partially offset by the increase revenues at the Hotel resulting from higher average room rates partially offset by the related increase in operating expenses.

The following table sets forth a more detailed presentation of Hotel operations for the nine months ended March 31, 2014 and 2013.

For the nine months ended March 31,	2014	2013
Hotel revenues:
Hotel rooms	$30,470,000	$26,352,000
Food and beverage	4,268,000	4,502,000
Garage	2,178,000	2,107,000
Other operating departments	512,000	620,000
Total hotel revenues	37,428,000	33,581,000
Operating expenses, excluding non-recurring charges, depreciation and amortization	(29,645,000)	(28,125,000)
Operating income before non-recurring charges, interest and depreciation and amortization	7,783,000	5,456,000
Hotel restructuring costs	(6,995,000)	-
Hotel occupancy tax - penalty fees	(1,084,000)	-
Income (loss) before loss on extinguishment of debt, loss on disposal of assets , interest, depreciation and amortization	(296,000)	5,456,000
Loss on extinguishment of debt	(3,910,000)	-
Loss on disposal of assets	(1,092,000)	-
Interest expense - mortgage	(3,168,000)	(1,972,000)
Interest expense - occupancy tax	(328,000)	-
Depreciation and amortization expense	(1,739,000)	(1,686,000)

Net (loss) income from Hotel operations	$(10,533,000)	$1,798,000

For the nine months ended March 31, 2014, the Hotel generated operating income of $7,783,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $37,428,000 compared to operating income of $5,456,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $33,581,000 for the nine months ended March 31, 2013. Room revenues increased by $4,118,000 for the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013 primarily as the result of higher room rates as the result of higher rates obtained from a new contract with a major airline company. Food and beverage revenues decreased by $234,000 due to the closing of certain outlets that were not profitable and garage revenues increased by $71,000 for the same period due to the increase in the transient segment.

Major factors for the increase in operating expenses were an increase in contractual union wages and benefits in all operating departments and higher commissions paid for certain group and city-wide convention business in the current period. Franchise and management fees, which are based on a percentage of revenues, also increased as well as costs for certain promotions for Hilton Honors members during the current period. However, management fees which are based on a percentage of revenues, also decreased as the result of the new revised agreement. Justice paid a flat rate fee beginning in January of 2014.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the nine months ended March 31, 2014 and 2013.

Nine Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR

2014	$227	90%	$205
2013	$201	88%	$177

Room revenues remained strong as the San Francisco market continued to have good demand for higher rated business. The Hotel’s average daily rate increased by $26 for the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013, while occupancy percentages increase to 90% from 88%. As a result, the Hotel was able to achieve a RevPAR number that was $28 higher than the comparative nine month period.

Justice incurred approximately $6,995,000 in hotel restructuring costs relating to the Offer to Redeem and related financing transactions, including a one-time management fee of $1,550,000, approximately $445,000 in legal, accounting and other professional expenses, and a Documentary Transfer Tax fee of approximately $5 million paid to the City of San Francisco. The Documentary Transfer Tax fee was assessed as a condition to recording the transfer of Justice Investors' principal asset to a subsidiary to consummate the redemption.  While Justice believes the assessment of the Documentary Transfer tax was inappropriate, the tax was paid, under protest, on advice of Justice’s counsel to allow for the consummation of the redemption.  Justice intends to challenge the calculation of the tax.  No prediction can be made as to whether the tax will be upheld, or whether any portion of the tax will be refunded. Justice allocated a portion of the Documentary Transfer Tax to certain former limited partners of Justice Investors as a cost of the transaction. Certain of these limited partners have objected to the allocation, and Justice and the limited partners are pursuing non-binding mediation in an attempt to resolve the dispute.  No prediction can be given as to the outcome of the dispute.

On April 21, 2014, Justice Investors, a subsidiary of Registrant, commenced an arbitration action against Glaser Weil Fink Howard Avchen & Shapiro, LLP (formerly known as Glaser Weil Fink Jacobs Howard Avchen & Shapiro, LLP), Brett J. Cohen, Gary N. Jacobs, Janet S. McCloud, Paul B. Salvaty, and Joseph K. Fletcher III (collectively, the "Respondents") in connection with a Limited Partnership Interest Redemption Option Agreement, which is the subject of legal proceedings.  The arbitration is pending before JAMS in Los Angeles.  No prediction can be given as to the outcome of this matter.

The City of San Francisco’s Tax Collector’s office has claimed that Justice owes the City of San Francisco $2.1 million based on the Tax Collector’s interpretation of the San Francisco Business and Tax Regulations Code relating to Transient Occupancy Tax and Tourist Improvement District Assessment. This amount exceeds Justice’s estimate of the taxes owed, and Justice has disputed the claim and is seeking to discharge all penalties and interest charges imposed by the Tax Collector.  No prediction can be given at this time as to the outcome of this dispute.  The Company paid the full amount during the quarter ended March 31, 2014 as part of the appeals process but is holding the amount on the balance sheet in other assets as it is currently under protest.

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

The Company had a net gain on marketable securities of $231,000 for the nine months ended March 31, 2014 compared to a net loss marketable securities of $260,000 for the nine months ended March 31, 2013. For the nine months ended March 31, 2014, the Company had a net realized gain of $189,000 and a net unrealized gain of $42,000. For the nine months ended March 31, 2013, the Company had a net realized gain of $80,000 and a net unrealized loss of $340,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel.  The income tax benefit (expense) during the nine months ended March 31, 2014 and 2013 represents the income tax effect on the Company’s pretax income which include its share in net income of the Hotel. The tax benefit during the nine months ended March 31, 2014 primarily resulted from the loss from Justice.

MARKETABLE SECURITIES

As of March 31, 2014 and June 30, 2013, the Company had investments in marketable equity securities of $2,987,000 and $3,324,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups as:

As of March 31, 2014		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$2,007,000	67.2%
Financial services	211,000	7.1%
REITs and real estate companies	158,000	5.3%
Technology	115,000	3.9%
Other	496,000	16.5%
	$2,987,000	100.0%

As of June 30, 2013		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$1,513,000	45.5%
Technology	622,000	18.7%
Financial services	526,000	15.8%
REITs and real estate companies	255,000	7.7%
Other	408,000	12.3%
	$3,324,000	100.0%

The Company’s investment portfolio is diversified with 34 different equity positions. The Company holds one equity security that is comprised of more than 10% of the equity value of the portfolio. The largest security represents 52.3% of the portfolio and consists of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE MKT: LODE) which is included in the basic materials industry group. The amount of the Company’s investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 10% of its total portfolio value, that investment could eventually exceed 10% as a result of equity appreciation or reduction of other positions. A significant percentage of the portfolio consists of common stock in Comstock that was obtained through dividend payments by Comstock on its 7.5% Series A-1 Convertible Preferred Stock. Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date.

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

Justice has accepted tenders, for cash, of approximately 29.173% of the limited partnership interests outstanding prior to the Offer to Redeem, and payments to the holders of such interests, in the amount of $1,385,000 for each 1% tendered, are in the process of being distributed. In addition, Justice has accepted the election of holders of approximately 17.146% of the limited partnership interests outstanding prior to the Offer to Redeem to participate in the alternate redemption structure, which allows them to redeem their limited partnership interests at some time within the next 12 months for certain property or cash or a combination of property and cash. As of March 31, 2014, the current and deferred payments to holders or limited partnership interests are classified as restricted cash and, together with the expenses discussed below, totals $17,104,000 and is classified on the balance sheet as redemption payable. The Company, which prior to the Offer to Redeem owned 50% of the then outstanding limited partnership interests, now owns approximately 93% of the limited partnership interests of Justice.

Justice incurred approximately $6,995,000 in hotel restructuring costs relating to the Offer to Redeem and related financing transactions, including a one-time management fee of $1,550,000, approximately $445,000 in legal, accounting and other professional expenses, and a Documentary Transfer Tax fee of approximately $5 million paid to the City of San Francisco. The Documentary Transfer Tax fee was assessed as a condition to recording the transfer of Justice Investors' principal asset to a subsidiary to consummate the redemption.  While Justice believes the assessment of the Documentary Transfer tax was inappropriate, the tax was paid, under protest, on advice of Justice’s counsel to allow for the consummation of the redemption.  Justice intends to challenge the calculation of the tax.  No prediction can be made as to whether the tax will be upheld, or whether any portion of the tax will be refunded. Justice allocated a portion of the Documentary Transfer Tax to certain former limited partners of Justice Investors as a cost of the transaction. Certain of these limited partners have objected to the allocation, and Justice and the limited partners are pursuing non-binding mediation in an attempt to resolve the dispute.  No prediction can be given as to the outcome of the dispute.

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

The new Justice Compensation Agreement that became effective on December 1, 2008, when Portsmouth assumed the role of managing general partner of Justice, has provided additional cash flows to the Company. Under the new Compensation Agreement, Portsmouth is now entitled to 80% of the minimum base fee to be paid to the general partners of $285,000, while under the prior agreement, Portsmouth was entitled to receive only 20% of the minimum base fee. The general partner fees paid to Portsmouth for the nine months ended March 31, 2014 and 2013 was $333,000 and $291,000, respectively.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of March 31, 2014, the Company’s material financial obligations which also including interest payments.

		3 Months	Year	Year	Year	Year
	Total	2014	2015	2016	2017	2018	Thereafter
Mortgage and subordinated notes payable	$117,000,000	$-	$-	$-	$584,000	$1,462,000	$114,954,000
Redemption payable	17,104,000	8,552,000	8,552,000	-	-	-	-
Other notes payable	531,000	256,000	130,000	45,000	51,000	49,000	-
Interest	157,374,000	1,841,000	7,331,000	7,316,000	7,207,000	6,994,000	126,685,000
Total	$292,009,000	$10,649,000	$16,013,000	$7,361,000	$7,842,000	$8,505,000	$241,639,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the portrayal of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the three and nine months March 31, 2014. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 for a summary of the critical accounting policies.

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

Portsmouth did not repurchase any of its own securities during the third quarter of its fiscal year ending June 30, 2014 and does not have any publicly announced repurchase program. The following table reflects purchases of Portsmouth’s common stock made by its parent company, The InterGroup Corporation, for its own account, during the third quarter of fiscal 2014. InterGroup can be considered an affiliated purchaser.

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares Purchased	of Shares that May
Fiscal	Number of	Average	as Part of Publicly	Yet be Purchased
2012	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs

Month #1 (January1- January)	-	-	-	N/A

Month #2 (February 1- February 29)	-	-	-	N/A

Month #3 (March 1- March 31)	65	$30.00	-	N/A

TOTAL:	65	$30.00	-	N/A

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

PORTSMOUTH SQUARE, INC.
(Registrant)

Date:	May 16, 2014	by	/s/ John V. Winfield	John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date:	May 16, 2014	by	/s/ Geoffrey M. Palermo
Assistant Secretary

Date:	May 16, 2014	by	/s/ David T. Nguyen	David T. Nguyen, Treasurer
and Controller

- 24 -