Form 10-K
period 2014-06-30
PORTSMOUTH SQUARE INC
filed 2014-09-29
CIK 79661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

☐ Yes ☒ No

The aggregate market value of the Common Stock, no par value, held by non-affiliates computed by reference to the average bid and asked price on December 31, 2013 (the last business day of registrant’s most recently completed second fiscal quarter ended December 31, 2013) was $3,418,960.

The number of shares outstanding of registrant’s Common Stock, as of September 3, 2014, was 734,183.

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

PART I

Item 1. Business.

GENERAL

Portsmouth Square, Inc. (referred to as “Portsmouth” or the “Company” and may also be referred to as “we” “us” or “our”) is a California corporation, incorporated on July 6, 1967, for the purpose of acquiring a hotel property in San Francisco, California through a California limited partnership, Justice Investors (“Justice” or the “Partnership”). As of June 30, 2014, approximately 68.8% of the outstanding common stock of Portsmouth was owned by Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF). Santa Fe is an 80.9%-owned subsidiary of The InterGroup Corporation (“InterGroup”), a public company (NASDAQ: INTG). InterGroup also directly owns approximately 12.9% of the common stock of Portsmouth.

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

RECENT BUSINESS DEVELOPMENTS

Limited Partnership Redemption and Restructuring

In December 2013, the Partnership determined to restructure its ownership to facilitate a refinancing of the Hotel and redeem the interests of certain Partners, including Evon. In the course of this refinancing, restructuring and redemption, the Partnership created Justice Holdings Company, LLC (“Holdings”), a Delaware Limited Liability Company, Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”). Holdings and Mezzanine are both a wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the Mezzanine borrower and in December 2013, the Partnership conveyed ownership of the Hotel to Operating.

On December 18, 2013, the Partnership completed an Offer to Redeem any and all limited partnership interests not held by Portsmouth and the Loan Agreements, as defined below. In addition, the Partnership approved amendments to the Amended and Restated Agreement of Limited Partnership, which amendments became effective upon the completion of the Offer to Redeem and the consummation of the Loan Agreements. Such amendments are described below. As a result, Portsmouth, which prior to the Offer to Redeem owned 50% of the then outstanding limited partnership interests now controls approximately 93% of the voting interest in Justice and is now its sole General Partner.

Pursuant to the Offer to Redeem, the Partnership has accepted tenders, for cash, from Evon, a general partner and seventy-three of the limited partners representing approximately 29.173% of partnership interests outstanding prior to the Offer to Redeem for $1,385,000 for each 1% tendered. On December 19, 2013, Justice distributed the amounts due each of these former partners pursuant to the terms of the tender offer.

In addition, the Partnership has accepted the election of holders of approximately 17.146% of the limited partnership interests outstanding prior to the Offer to Redeem to participate in an alternate redemption structure. Under that alternative redemption structure, the Partnership paid to Holdings $1,385,000 for each 1% tendered. Those partners who elected the alternative redemption structure may within 12 months of December 18, 2013, designate property for Holdings to purchase and then require Holdings to transfer that property to the partner in redemption of that partner’s interest in the Partnership. The governing agreement also provides for other possible methods of redeeming the interests of the partners who elected the alternate redemption structure. During the year ended June 30, 2014, a total of $2,928,000 was redeemed under the alternative redemption structure. As of June 30, 2014, the current and deferred payments related to the alternative redemption structure, which are held by Justice’s wholly owned subsidiary, Holdings, are classified as restricted cash and, together with the expenses discussed below, total $16,163,000and are classified on the balance sheet as redemption payable.

The Partnership incurred approximately $6,681,000 in restructuring costs relating to the Offer to Redeem and related financing transactions, including a one-time management fee of $1,550,000, approximately $431,000 in legal, accounting and other professional expenses, and payment of a Documentary Transfer Tax of approximately $4.7 million to the City and County of San Francisco (“CCSF”). CCSF required payment of the Documentary Transfer Tax as a condition to record the transfer of the Hotel to Operating and other documents related to the Loan Agreements. While the Partnership believes the amount of Documentary Transfer tax that was assessed by CCSF was incorrect, the tax was paid, under protest, to allow for the consummation of the redemption transaction, the Loan Agreements and the recording of all related documents. The Partnership has challenged CCSF’s imposition of the tax and filed a refund claim with the CCSF. No prediction can be made as to whether CCSF’s calculation of the tax will be upheld, or whether any portion of the tax will be refunded.

In connection with the Offer to Redeem, the Partnership retired existing debt and replaced it with lower-yielding loans, the proceeds of which were used to fund the Offer to Redeem and to provide for additional working capital for the Hotel. The Partnership incurred a loss on the extinguishment of debt of $3,910,000 which included a yield maintenance (prepayment penalty) expense of $3,808,000 and a write-off of capitalized loan costs on the refinanced debt of approximately $102,000.

As a result of the ownership structure implemented in December 2013, the Partnership is the indirect sole owner of a 543-room hotel property located at 750 Kearny Street, San Francisco, California, now known as the Hilton San Francisco Financial District (the Hotel) and related facilities including a five level underground parking garage. The Hotel is operated by Operating as a full service Hilton brand hotel pursuant to a Franchise License Agreement with Hilton Hotels Corporation. Operating also has a Management Agreement with Prism Hospitality L.P. (Prism) to perform management functions for the Hotel. The management agreement with Prism had an original term of ten years and can be terminated at any time with or without cause by the Partnership owner. Effective January 2014, the management agreement with Prism was amended by the Partnership. Effective December 1, 2013, GMP Management, Inc., a company owned by a Justice limited partner and related party, also provides management services for the Partnership pursuant to a Management Services Agreement, which is for a term of 3 years, but which can be terminated earlier by the Partnership for cause.

HILTON HOTELS FRANCHISE LICENSE AGREEMENT

The Partnership entered into a Franchise License agreement (the License agreement) with the Hilton Hotels Corporation (Hilton) on December 10, 2004. The term of the License agreement is for a period of 15 years commencing on the opening date, with an option to extend the license agreement for another five years, subject to certain conditions.

Beginning on the opening date in January 2006, the Partnership paid monthly royalty fees for the first two years of three percent (3%) of the Hotel’s gross room revenue for the preceding calendar month; the third year was at four percent (4%) of the Hotel’s gross room revenue; and the fourth year until the end of the term will be five percent (5%) of the Hotel’s gross room revenue. The Partnership also pays a monthly program fee of four percent (4%) of the Hotel’s gross revenue. The amount of the monthly program fee is subject to change; however, the increase cannot exceed one percent (1%) of the Hotel gross room revenue in any calendar year, and the cumulative increases in the monthly fees will not exceed five percent (5%) of gross room revenue. The Hotel is also subject to certain penalties if fees are not paid timely. The royalty, program and penalty fees are referred to collectively as “Franchise fees.” Franchise fees for the years ended June 30, 2014 and 2013 were $3,806,000 and $3,374,000, respectively.

The Partnership also pays Hilton a monthly information technology recapture charge of up to 0.75% of the Hotel’s gross revenues. Due to the difficult economic environment, Hilton agreed to reduce its information technology fees to 0.65%. For the years ended June 30, 2014 and 2013, those charges were $270,000 and $236,000, respectively.

HOTEL MANAGEMENT COMPANY AGREEMENT

On February 2, 2007, the Partnership entered into an agreement with Prism to manage and operate the Hotel as its agent. The agreement was effective for a term of ten years, unless the agreement was extended or earlier terminated as provided in the agreement. Under the management agreement, the Partnership was required to pay the base management fees of up to 2.5% of gross operating revenues of the Hotel (i.e., room, food and beverage, and other operating departments) for the fiscal year. Of that amount, 1.75% of the gross operating revenues was paid monthly. The balance or 0.75% was paid only to the extent that the partially adjusted net operating income (net operating income less capital expenditures) for the fiscal year exceeded the amount of the Hotel’s return for the fiscal year. The base management fee was limited to 1.75% for the period ended January 31, 2014 and year ended June 30, 2013, respectively. In January 2014 the Partnership amended the management agreement to a fixed rate of $20,000 per month. It can also earn an incentive fee of $10,500 for each month that the revenues per room of the Hotel exceed the average revenues per room of a defined set of competing hotels. Management fees paid to Prism during the years ended June 30, 2014 and 2013 were $579,000 and $754,000, respectively.

Effective December 1, 2013, GMP Management, Inc. (GMP), a company owned by a Justice limited partner and related party, also provides management services for the Partnership pursuant to a Management Services Agreement. The management agreement with GMP has a term of 3 years, but may be terminated earlier by the Partnership for cause. Under the agreement, GMP is required to advise the Partnership on the management and operation of the hotel; administer the Partnership’s contracts, leases, agreements with hotel managers and franchisors and other contracts and agreements; provide administrative and asset management services, oversee financial reporting, and maintain offices at the Hotel in order to facilitate provision of services. GMP is paid an annual base management fee of $325,000 per year, increasing by 5% per year, payable in monthly installments, and to reimbursement for reasonable and necessary costs and expenses incurred by GMP in performing its obligations under the agreement. During the year ended June 30, 2014, GMP was reimbursed for $235,000, for the salaries, benefits and local payroll taxes for three key employees. Management fees paid to GMP during the year ended June 30, 2014 were $424,000.

GARAGE OPERATIONS

The Partnership formerly leased the Hotel’s parking garage from its owner, Evon, under a lease that was to expire in November 2010. Effective October 1, 2008, Justice and Evon entered into an installment sale agreement whereby Justice purchased all of Evon’s right, title, and interest in the remaining term of the garage lease and other related assets. Justice also agreed to assume Evon’s contract with Ace Parking Management, Inc. (Ace Parking) for the management of the garage.

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

The amendment provides that, if net operating income (NOI) from the garage operations exceeds $1,800,000 but is less than $2,000,000, then Ace Parking will be entitled to an Excess Profit Fee of one percent (1%) of the total annual NOI. If the annual NOI is $2,000,000 or higher, Ace Parking will be entitled to an Excess Profit Fee equal to two percent (2%) of the total annual NOI. The garage’s NOI exceeded the annual NOI of $2,000,000 for the years ended June 30, 2014 and 2013. Base Management and incentive fees to Ace Parking amounted to $44,000 for each of the years ended June 30, 2014 and 2013, respectively.

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

EMPLOYEES

As of June 30, 2014, Portsmouth had two full-time employees. The employees of the Company are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

Employees of Justice and management of the Hotel are not unionized and the Company believes that their relationships with the Hotel are satisfactory and consistent with the market in San Francisco.

As of June 30, 2014, the Partnership had approximately 268 employees. Approximately 72% of those employees were represented by one of three labor unions, and their terms of employment were determined under collective bargaining agreements (CBAs). During the year ended June 30, 2014, CBAs for the Local 2 (Hotel and Restaurant Employees), Local 856 (International Brotherhood of Teamsters), and Local 39 (stationary engineers) were renewed. Negotiation of collective bargaining agreements, which includes not just terms and conditions of employment, but scope and coverage of employees, is a regular and expected course of business operations for the Partnership.

The Partnership expects and anticipates that the terms and conditions of the CBAs will have an impact on wage and benefit costs, operating expenses, and certain Hotel operations during the life of each CBA, and these terms and conditions are taken into account in the Hotel operating and budgetary practices.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

SAN FRANCISCO HOTEL PROPERTY

The Hotel is owned directly by the Partnership. The Hotel is centrally located near the Financial District in San Francisco, one block from the Transamerica Pyramid. The Embarcadero Center is within walking distance and North Beach is two blocks away. Chinatown is directly across the bridge that runs from the Hotel to Portsmouth Square Park. The Hotel is a 31-story (including parking garage), steel and concrete, A-frame building, built in 1970. The Hotel has 543 well-appointed guest rooms and luxury suites situated on 22 floors. The third floor houses the Chinese Culture Center and grand ballroom. The Hotel has approximately 15,000 square feet of meeting room space, including the grand ballroom. Other features of the Hotel include a 5-level underground parking garage and pedestrian bridge across Kearny Street connecting the Hotel and the Chinese Culture Center with Portsmouth Square Park in Chinatown. The bridge, built and owned by the Partnership, is included in the lease to the Chinese Culture Center.

Since the Hotel recently completed renovations, there is no present program for any further major renovations; however, the Partnership expects to expend at least 4% of gross annual Hotel revenues each year for capital improvements and requirements. In the opinion of management, the Hotel is adequately covered by insurance.

HOTEL FINANCINGS

On December 18, 2013: (i) Justice Operating Company, LLC, a Delaware limited liability company (“Operating”), entered into a loan agreement (“Mortgage Loan Agreement”) with Bank of America (“Mortgage Lender”); and (ii) Justice Mezzanine Company, a Delaware limited liability company (“Mezzanine”), entered into a mezzanine loan agreement (“Mezzanine Loan Agreement” and, together with the Mortgage Loan Agreement, the “Loan Agreements”) with ISBI San Francisco Mezz Lender LLC (“Mezzanine Lender” and, together with Mortgage Lender, the “Lenders”). The Partnership is the sole member of Mezzanine, and Mezzanine is the sole member of Operating.

The Loan Agreements provide for a $97,000,000 Mortgage Loan and a $20,000,000 Mezzanine Loan. The proceeds of the Loan Agreements were used to fund the redemption of limited partnership interests described above and the pay-off of the prior mortgage.

The Mortgage Loan is secured by the Partnership’s principal asset, the Hilton San Francisco-Financial District (the “Property”). The Mortgage Loan bears an interest rate of 5.28% per annum and matures on January 1, 2024. The term of the Mortgage Loan is 10 years with interest only due in the first three years and equal monthly principal and interest payments based upon a 30 year amortization schedule for the remaining seven years of the Mortgage Loan term. The Mortgage Loan also requires payments for impounds related to property tax, insurance and capital improvement reserves. As additional security for the Mortgage Loan, there is a limited guaranty (“Mortgage Guaranty”) executed by the Company in favor of Mortgage Lender.

The Mezzanine Loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The Mezzanine Loan bears interest at 9.75% per annum and matures on January 1, 2024. Interest only payments are due monthly. As additional security for the Mezzanine Loan, there is a limited guaranty executed by the Company in favor of Mezzanine Lender (the “Mezzanine Guaranty” and, together with the Mortgage Guaranty, the “Guaranties”).

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties will be full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Company is required to maintain a certain minimum net worth and liquidity. As of June 30, 2014, the Company is in compliance with both requirements.

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

On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the “Prudential Loan”). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. This loan was paid off in full on December 18, 2013 in connection to the refinancing of the loans and partnership redemption.

In March 2007, Justice entered into a second mortgage loan with The Prudential Insurance Company of America (the “Second Prudential Loan”) in a principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the Partnership’s first mortgage loan with Prudential. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a second deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Loan is without recourse to the limited and general partners of Justice. This loan was paid off in full on December 18, 2013 in connection to the refinancing of the loans and partnership redemption.

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

In February 2013, the Partnership agreed to settle the class action lawsuit for $525,000. The amount was accrued as of June 30, 2013 and is included as part of “Accounts payable and accrued liabilities” in the Consolidated Balance Sheet. Prism Hotels L.P. agreed to reimburse the Partnership for 50% of the total amount of the settlement and pay up to $300,000 of legal fees and defense costs incurred in defense of the lawsuit. During fiscal 2013, the Partnership incurred legal costs of $365,000 associated with the lawsuit, of which Prism agreed to pay $300,000 in accordance with the agreement. The amount due to Prism at June 30, 2013 for the management fee was applied against the receivable for the reimbursement of the settlement and legal costs. The Partnership insurance carrier awarded $225,000 in insurance proceeds as a result of a claim related to the settlement. Of the total proceeds, 50%, or $112,500, was allocated to the Partnership and the remaining amount was allocated to Prism. The insurance reimbursement awarded to the Partnership was offset against the related legal expense included as part of “General and administrative” expenses in the statements of income and partners’ accumulated deficit. During the year ended June 30, 2014 the Partnership paid the entire settlement of $525,000.

The City of San Francisco’s Tax Collector’s office has claimed that Justice owes the City of San Francisco $2.1 million based on the Tax Collector’s interpretation of the San Francisco Business and Tax Regulations Code relating to Transient Occupancy Tax and Tourist Improvement District Assessment. This amount exceeds Justice’s estimate of the taxes owed, and Justice has disputed the claim and is seeking to discharge all penalties and interest charges imposed by the Tax Collector. The Company paid the full amount in March 2014 as part of the appeals process but is reflecting the amount on the balance sheet in “Other Assets, Net” as it is currently under protest.

Several legal matters are pending relating to the redemption transaction described in Note 2 of the consolidated financial statements. As previously stated in Note 2, on December 17, 2013, Documentary Transfer Tax of approximately $4.7 million was paid to the City and County of San Francisco (“CCSF”). CCSF required payment of the Documentary Transfer Tax as a condition to record the transfer of the Hotel to Operating and other documents related to the Loan Agreements. While the Partnership believes the amount of Documentary Transfer tax that was assessed by CCSF was incorrect, the tax was paid, under protest, to allow for the consummation of the redemption transaction, the Loan Agreements and the recording of all related documents. The Partnership has challenged CCSF’s imposition of the tax and filed a refund claim with the CCSF. No prediction can be made as to whether CCSF’s calculation of the tax will be upheld, or whether any portion of the tax will be refunded.

On February 13, 2014, Evon filed a complaint in San Francisco Superior Court against the Partnership, Portsmouth, and a limited partner and related party asserting contract and tort claims based on Justice’s withholding of $4.7 million from a payment due to Holdings to pay the transfer tax described in Note 2 and Note 17 of the consolidated financial statements. On April 1, 2014, Defendants removed the action to the United States District Court for the Northern District of California. Evon dismissed its complaint on April 8, 2014 and, that same day, filed a second complaint in San Francisco Superior Court substantially similar to the dismissed complaint, except for the omission of a federal cause of action. Evon’s current operative complaint in the action asserts causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing against Justice only; breach of fiduciary duty against Portsmouth only; conversion against Justice and Portsmouth; and fraud/concealment against Justice, Portsmouth and a Justice limited partner and related party. In July 2014, Justice paid to Holdings a total of $4.7 million, the amount Evon claims was incorrectly withheld from Holdings to pay the transfer tax described in Note 17 of the consolidated financial statements. No prediction can be given as to the ultimate outcome of this matter.

On April 21, 2014, the Partnership commenced an arbitration action against Glaser Weil Fink Howard Avchen & Shapiro, LLP (formerly known as Glaser Weil Fink Jacobs Howard Avchen & Shapiro, LLP), Brett J. Cohen, Gary N. Jacobs, Janet S. McCloud, Paul B. Salvaty, and Joseph K. Fletcher III (collectively, the “Respondents”) in connection with the redemption transaction. The arbitration is pending before JAMS in Los Angeles. No prediction can be given as to the outcome of this matter.

On June 27, 2014, the Partnership commenced an action in San Francisco Superior Court against Evon, Holdings, and those partners who elected the alternative redemption structure. The action seeks a declaration of the correct interpretation of (i) the special allocations sections of the Amended and Restated Agreement of Limited Partnership of Justice Investors, a California Limited Partnership, with an effective date of January 1, 2013; and (ii) whether certain partners who elected the alternative redemption structure breached the governing Limited Partnership Interest Redemption Option Agreement. The complaint states that these declarations are relevant to preparation of the Partnership’s 2013 and 2014 state and federal tax returns and the associated Forms K-1 to be issued to affected current and former partners. No prediction can be given as to the outcome of this matter.

The Partnership has timely filed its 2013 federal and state partnership income tax returns, however, depending on the ultimate outcome of the Partnership’s declaratory relief action filed in San Francisco Superior Court, the Partnership’s 2013 federal and state partnership income tax returns may be amended.

The Partnership is also involved from time to time in various claims in the ordinary course of business. Management does not believe that the impact of such matters will have a material effect on the financial conditions or result of operations when resolved.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Portsmouth’s common stock is traded on the OTC Bulletin Board (“OTCBB”) under the symbol: PRSI.OB. The following table sets forth the range of the high and low bid quotations as reported by the OTCBB for Portsmouth’s common stock for each full quarterly period for the years ended June 30, 2014 and 2013. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

Fiscal 2014	High	Low

First Quarter (7/ 1 to 9/30)	$31.65	$26.00
Second Quarter (10/1 to 12/31)	$40.00	$31.46
Third Quarter (1/1 to 3/31)	$40.00	$40.00
Fourth Quarter (4/1 to 6/30)	$40.00	$35.00

Fiscal 2013	High	Low

First Quarter (7/ 1 to 9/30)	$30.00	$21.10
Second Quarter (10/1 to 12/31)	$30.00	$30.00
Third Quarter (1/1 to 3/31)	$35.00	$25.00
Fourth Quarter (4/1 to 6/30)	$35.00	$26.00

HOLDERS

As of June 30, 2014, the number of holders of record of the Company’s Common Stock was approximately 134. Such number of owners was determined from the Company's shareholders records and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various brokers, clearing agencies or other nominees. Including beneficial holders there are approximately 369 shareholders of the Company's Common Stock.

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

PURCHASES OF EQUITY SECURITIES

Portsmouth did not repurchase any of its own securities during the fourth quarter of its fiscal year ending June 30, 2014 and does not have any publicly announced repurchase program.

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

In December 2013, the Partnership determined to restructure its ownership to facilitate a refinancing of the Hotel and redeem the interests of certain Partners, including Evon. In the course of this refinancing, restructuring and redemption, the Partnership created Justice Holdings Company, LLC (“Holdings”), a Delaware Limited Liability Company, Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”). Holdings and Mezzanine are both a wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the Mezzanine borrower and in December 2013, the Partnership conveyed ownership of the Hotel to Operating.

On December 18, 2013, the Partnership completed an Offer to Redeem any and all limited partnership interests not held by Portsmouth and the Loan Agreements, as defined below. In addition, the Partnership approved amendments to the Amended and Restated Agreement of Limited Partnership, which amendments became effective upon the completion of the Offer to Redeem and the consummation of the Loan Agreements. Such amendments are described below. As a result, Portsmouth, which prior to the Offer to Redeem owned 50% of the then outstanding limited partnership interests now controls approximately 93% of the voting interest in Justice and is now its sole General Partner.

Pursuant to the Offer to Redeem, the Partnership has accepted tenders, for cash, from Evon, a general partner and seventy-three of the limited partners representing approximately 29.173% of partnership interests outstanding prior to the Offer to Redeem for $1,385,000 for each 1% tendered. On December 19, 2013, Justice distributed the amounts due each of these former partners pursuant to the terms of the tender offer.

In addition, the Partnership has accepted the election of holders of approximately 17.146% of the limited partnership interests outstanding prior to the Offer to Redeem to participate in an alternate redemption structure. Under that alternative redemption structure, the Partnership paid to Holdings $1,385,000 for each 1% tendered. Those partners who elected the alternative redemption structure may within 12 months of December 18, 2013, designate property for Holdings to purchase and then require Holdings to transfer that property to the partner in redemption of that partner’s interest in the Partnership. The governing agreement also provides for other possible methods of redeeming the interests of the partners who elected the alternate redemption structure. During the year ended June 30, 2014, a total of $2,928,000 was redeemed under the alternative redemption structure. As of June 30, 2014, the current and deferred payments related to the alternative redemption structure, which are held by Justice’s wholly owned subsidiary, Holdings, are classified as restricted cash and, together with the expenses discussed below, total $16,163,000 and are classified on the balance sheet as redemption payable.

The Partnership incurred approximately $6,681,000 in restructuring costs relating to the Offer to Redeem and related financing transactions, including a one-time management fee of $1,550,000, approximately $431,000 in legal, accounting and other professional expenses, and payment of a Documentary Transfer Tax of approximately $4.7 million to the City and County of San Francisco (“CCSF”). CCSF required payment of the Documentary Transfer Tax as a condition to record the transfer of the Hotel to Operating and other documents related to the Loan Agreements. While the Partnership believes the amount of Documentary Transfer tax that was assessed by CCSF was incorrect, the tax was paid, under protest, to allow for the consummation of the redemption transaction, the Loan Agreements and the recording of all related documents. The Partnership has challenged CCSF’s imposition of the tax and filed a refund claim with the CCSF. No prediction can be made as to whether CCSF’s calculation of the tax will be upheld, or whether any portion of the tax will be refunded.

In connection with the Offer to Redeem, the Partnership retired existing debt and replaced it with lower-yielding loans, the proceeds of which were used to fund the Offer to Redeem and to provide for additional working capital for the Hotel. The Partnership incurred a loss on the extinguishment of debt of $3,910,000 which included a yield maintenance (prepayment penalty) expense of $3,808,000 and a write-off of capitalized loan costs on the refinanced debt of approximately $102,000.

As a result of the ownership structure implemented in December 2013, the Partnership is the indirect sole owner of a 543-room hotel property located at 750 Kearny Street, San Francisco, California, now known as the Hilton San Francisco Financial District (the Hotel) and related facilities including a five level underground parking garage. The Hotel is operated by Operating as a full service Hilton brand hotel pursuant to a Franchise License Agreement with Hilton Hotels Corporation. Operating also has a Management Agreement with Prism Hospitality L.P. (Prism) to perform management functions for the Hotel. The management agreement with Prism had an original term of ten years and can be terminated at any time with or without cause by the Partnership owner. Effective January 2014, the management agreement with Prism was amended by the Partnership. Effective December 1, 2013, GMP Management, Inc., a company owned by a Justice limited partner and related party, also provides management services for the Partnership pursuant to a Management Services Agreement, which is for a term of 3 years, but which can be terminated earlier by the Partnership for cause.

Fiscal Year Ended June 30, 2014 Compared to Fiscal Year Ended June 30, 2013

The Company had a net loss of $6,727,000 for the year ended June 30, 2014 compared to net income of $1,820,000 for the year ended June 30, 2013. The significant change in the net (loss) income is primarily attributable to the costs related to the restructuring and redemption of the limited partners of Justice Investors and the related refinancing of the mortgage note on the Hotel. This is partially offset by the continued improvement of Hotel operations prior to the non-recurring expenses.

The Company had net loss from Hotel operations of $10,466,000 for the fiscal year ended June 30, 2014, compared to net income of $3,061,000 for the fiscal year ended June 30, 2013. The change in the net (loss) income is primarily attributable the costs related to the restructuring and the redemption of the limited partners of Justice and the related refinancing of the mortgage note on the Hotel. This is partially offset by the increase revenues at the Hotel resulting from higher average room rates partially offset by the related increase in operating expenses.

The following table sets forth a more detailed presentation of Hotel operations for the years ended June 30, 2014 and 2013.

For the year ended June 30,	2014	2013
Hotel revenues:
Hotel rooms	$41,502,000	$36,378,000
Food and beverage	5,862,000	6,617,000
Garage	2,893,000	2,786,000
Other operating departments	706,000	784,000
Total hotel revenues	50,963,000	46,565,000
Operating expenses, excluding non-recurring charges, depreciation and amortization	(40,805,000)	(38,635,000)
Operating income before non-recurring charges, interest and depreciation and amortization	10,158,000	7,930,000
Hotel restructuring costs	(6,681,000)	-
Hotel occupancy tax - penalty fees	(1,278,000)	-
Income before loss on extinguishment of debt, loss on disposal of assets , interest, depreciation and amortization	2,199,000	7,930,000
Loss on extinguishment of debt	(3,910,000)	-
Loss on disposal of assets	(1,092,000)	-
Interest expense - mortgage	(4,960,000)	(2,612,000)
Interest expense - occupancy tax	(328,000)	-
Depreciation and amortization expense	(2,375,000)	(2,257,000)

Net (loss) income from Hotel operations	$(10,466,000)	$3,061,000

For the year ended June 30, 2014, the Hotel generated operating income of $10,158,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $50,963,000 compared to operating income of $7,930,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $46,565,000 for the year ended June 30, 2013.  Room revenues increased by $5,124,000 for the year ended June 30, 2014 compared to the year ended June 30, 2013 primarily as the result of higher room rates from the improving economy and increased tourism.   Food and beverage revenues decreased by $755,000 due to the closing of certain outlets that were not profitable and garage revenues increased by $107,000 for the same period due to the increase in transient parking.

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

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the year ended June 30, 2014 and 2013.

Nine Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR

2014	$229	92%	$209
2013	$205	90%	$184

Room revenues remained strong as the San Francisco market continued to have good demand for higher rated business. The Hotel’s average daily rate increased by $24 for the year ended June 30, 2014 compared to the year ended June 30, 2013, while occupancy percentages increased to 92% from 90%. As a result, the Hotel was able to achieve a RevPAR number that was $25 higher than the comparative prior year period.

The Partnership incurred approximately $6,681,000 in restructuring costs relating to the Offer to Redeem and related financing transactions, including a one-time management fee of $1,550,000, approximately $431,000 in legal, accounting and other professional expenses, and payment of a Documentary Transfer Tax of approximately $4.7 million to the City and County of San Francisco (“CCSF”). CCSF required payment of the Documentary Transfer Tax as a condition to record the transfer of the Hotel to Operating and other documents related to the Loan Agreements. While the Partnership believes the amount of Documentary Transfer tax that was assessed by CCSF was incorrect, the tax was paid, under protest, to allow for the consummation of the redemption transaction, the Loan Agreements and the recording of all related documents. The Partnership has challenged CCSF’s imposition of the tax and filed a refund claim with the CCSF. No prediction can be made as to whether CCSF’s calculation of the tax will be upheld, or whether any portion of the tax will be refunded.

In connection with the Offer to Redeem, the Partnership retired existing debt and replaced it with lower-yielding loans, the proceeds of which were used to fund the Offer to Redeem and to provide for additional working capital for the Hotel. The Partnership incurred a loss on the extinguishment of debt of $3,910,000 which included a yield maintenance (prepayment penalty) expense of $3,808,000 and a write-off of capitalized loan costs on the refinanced debt of approximately $102,000.

The City of San Francisco’s Tax Collector’s office has claimed that Justice owes the City of San Francisco $2.1 million based on the Tax Collector’s interpretation of the San Francisco Business and Tax Regulations Code relating to Transient Occupancy Tax and Tourist Improvement District Assessment. This amount exceeds Justice’s estimate of the taxes owed, and Justice has disputed the claim and is seeking to discharge all penalties and interest charges imposed by the Tax Collector. The Company paid the full amount in March 2014 as part of the appeals process but is reflecting the amount on the balance sheet in “Other Assets, Net” as it is currently under protest.

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

The Company had a net gain on marketable securities of $237,000 for the year ended June 30, 2014 compared to a net loss on marketable securities of $507,000 for the year ended June 30, 2013. For the year ended June 30, 2014, the Company had a net realized gain of $203,000 and a net unrealized gain of $34,000. For the year ended June 30, 2013, the Company had a net realized loss of $51,000 and a net unrealized loss of $456,000. Gains and losses on marketable securities and other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s net income. However, the amount of gain or loss on marketable securities and other investments for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities please see the Marketable Securities section below.

The Company consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel.  The income tax benefit (expense) during the year ended June 30, 2014 and 2013 represents the income tax effect on the Company’s pretax income which includes its share in net income (loss) of the Hotel. The Company’s tax benefit as a percentage of the Company’s income (loss) before income taxes has increased in fiscal 2014 due to the redemption and a larger ownership in Justice.

MARKETABLE SECURITIES AND OTHER INVESTMENTS

As of June 30, 2014 and 2013, the Company had investments in marketable equity securities of $3,280,000 and $3,324,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups as:

As of June 30, 2014

		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$1,772,000	54.0%
Technology	389,000	11.9%
Financial services	175,000	5.3%
REITs and real estate companies	167,000	5.1%
Other	777,000	23.7%
	$3,280,000	100.0%

As of June 30, 2013

		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$1,513,000	45.5%
Technology	622,000	18.7%
Financial services	526,000	15.8%
REITs and real estate companies	255,000	7.7%
Other	408,000	12.3%
	$3,324,000	100.0%

The Company’s investment portfolio is diversified with 25 different equity positions. The Company holds four equity securities that comprise of more than 10% of the equity value of the portfolio. The largest security represents 52.9% of the portfolio and consists of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE MKT: LODE) which is included in the basic materials industry group. The amount of the Company’s investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 10% of its total portfolio value, that investment could eventually exceed 10% as a result of equity appreciation or reduction of other positions. A significant percentage of the portfolio consists of common stock in Comstock that was obtained through dividend payments by Comstock on its 7.5% Series A-1 Convertible Preferred Stock. Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date.

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

On December 18, 2013, the Partnership completed an Offer to Redeem any and all limited partnership interests not held by Portsmouth and the Loan Agreements, as defined below. In addition, the Partnership approved amendments to the Amended and Restated Agreement of Limited Partnership, which amendments became effective upon the completion of the Offer to Redeem and the consummation of the Loan Agreements. Such amendments are described below. As a result, Portsmouth, which prior to the Offer to Redeem owned 50% of the then outstanding limited partnership interests now controls approximately 93% of the voting interest in Justice and is now its sole General Partner.

Pursuant to the Offer to Redeem, the Partnership has accepted tenders, for cash, from Evon, a general partner and seventy-three of the limited partners representing approximately 29.173% of partnership interests outstanding prior to the Offer to Redeem for $1,385,000 for each 1% tendered. On December 19, 2013, Justice distributed the amounts due each of these former partners pursuant to the terms of the tender offer.

In addition, the Partnership has accepted the election of holders of approximately 17.146% of the limited partnership interests outstanding prior to the Offer to Redeem to participate in an alternate redemption structure. Under that alternative redemption structure, the Partnership paid to Holdings $1,385,000 for each 1% tendered. Those partners who elected the alternative redemption structure may within 12 months of December 18, 2013, designate property for Holdings to purchase and then require Holdings to transfer that property to the partner in redemption of that partner’s interest in the Partnership. The governing agreement also provides for other possible methods of redeeming the interests of the partners who elected the alternate redemption structure. As of June 30, 2014, the current and deferred payments related to the alternative redemption structure, which are held by Justice’s wholly owned subsidiary, Holdings, are classified as restricted cash and, together with the expenses discussed below, total $16,163,000 and are classified on the balance sheet as redemption payable.

The Partnership incurred approximately $6,681,000 in restructuring costs relating to the Offer to Redeem and related financing transactions, including a one-time management fee of $1,550,000, approximately $431,000 in legal, accounting and other professional expenses, and payment of a Documentary Transfer Tax of approximately $4.7 million to the City and County of San Francisco (“CCSF”). CCSF required payment of the Documentary Transfer Tax as a condition to record the transfer of the Hotel to Operating and other documents related to the Loan Agreements. While the Partnership believes the amount of Documentary Transfer tax that was assessed by CCSF was incorrect, the tax was paid, under protest, to allow for the consummation of the redemption transaction, the Loan Agreements and the recording of all related documents. The Partnership has challenged CCSF’s imposition of the tax and filed a refund claim with the CCSF. No prediction can be made as to whether CCSF’s calculation of the tax will be upheld, or whether any portion of the tax will be refunded.

In connection with the Offer to Redeem, the Partnership retired existing debt and replaced it with lower-yielding loans, the proceeds of which were used to fund the Offer to Redeem and to provide for additional working capital for the Hotel. The Partnership incurred a loss on the extinguishment of debt of $3,910,000 which included a yield maintenance (prepayment penalty) expense of $3,808,000 and a write-off of capitalized loan costs on the refinanced debt of approximately $102,000.

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

The new Justice Compensation Agreement that became effective on December 1, 2008, when Portsmouth assumed the role of managing general partner of Justice, has provided additional cash flows to the Company. Under the new Compensation Agreement, Portsmouth is now entitled to 80% of the minimum base fee to be paid to the general partners of $285,000, while under the prior agreement, Portsmouth was entitled to receive only 20% of the minimum base fee. The general partner fees paid to Portsmouth for the year ended June 30, 2014 and 2013 was $475,000 and $401,000, respectively.

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

On July 2, 2014, the Partnership obtained from the Intergroup Corporation (parent company of Portsmouth) an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. Intergroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The proceeds of the loan were applied to the July 2014 payments to Holdings described in Note 19 of the notes to the consolidated financial statements.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the consolidated statements of operations.

Management believes that its cash, marketable securities, and the cash flows generated from those assets and from partnership distributions and management fees, will be adequate to meet the Company’s current and future obligations. Additionally, management believes there is significant appreciated value in the Hotel property to support additional borrowings if necessary.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company’s material financial obligations which also includes interest.

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Mortgage notes payable	$117,000,000	$-	$-	$672,000	$1,398,000	$1,473,000	$113,457,000
Other notes payable	282,000	166,000	66,000	50,000	-	-	-
Interest	55,908,000	7,093,000	7,081,000	7,022,000	6,560,000	5,979,000	22,173,000
Total	$173,190,000	$7,259,000	$7,147,000	$7,744,000	$7,958,000	$7,452,000	$135,630,000

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Portsmouth Square, Inc.:

We have audited the accompanying consolidated balance sheets of Portsmouth Square, Inc. and its subsidiary (the Company) as of June 30, 2014 and 2013, and the related consolidated statements of operations, shareholders’ deficit and cash flows for each of the years in the two-year period ended June 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Portsmouth Square, Inc. and its subsidiary as of June 30, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California
September 26, 2014

PORTSMOUTH SQUARE, INC.

CONSOLIDATED BALANCE SHEETS

As of June 30,	2014	2013

ASSETS
Investment in hotel, net	$34,416,000	$34,048,000
Investment in real estate	973,000	973,000
Investment in marketable securities	3,280,000	3,324,000
Other investments, net	5,297,000	5,160,000
Cash and cash equivalents	1,058,000	668,000
Restricted cash - redemption	16,163,000	-
Restricted cash - mortgage impounds	945,000	-
Accounts receivable - hotel, net	1,964,000	1,957,000
Other assets, net	3,810,000	2,004,000
Deferred tax asset	7,246,000	3,193,000

Total assets	$75,152,000	$51,327,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
Accounts payable and other liabilities	$15,863,000	$9,176,000
Redemption payable	16,163,000	-
Due to securities broker	629,000	579,000
Obligations for securities sold	61,000	531,000
Other notes payable	282,000	1,595,000
Mortgage notes payable - hotel	117,000,000	43,413,000

Total liabilities	149,998,000	55,294,000

Commitments and contingencies
Shareholders' deficit:
Common stock, no par value: Authorized shares - 750,000; 734,183 shares issued and outstanding shares	2,092,000	2,092,000
Additional paid-in-capital	-	916,000
Retained earnings (accumulated deficit)	(70,732,000)	574,000
Total Portsmouth shareholders' (deficit) equity	(68,640,000)	3,582,000
Noncontrolling interest	(6,206,000)	(7,549,000)
Total shareholders' deficit	(74,846,000)	(3,967,000)

Total liabilities and shareholders' deficit	$75,152,000	$51,327,000

The accompanying notes are an integral part of these consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30,	2014	2013

Revenue - Hotel	$50,963,000	$46,565,000

Costs and operating expenses
Hotel operating expenses	(40,805,000)	(38,635,000)
Hotel restructuring costs	(6,681,000)	-
Hotel occupancy tax - penalty fees	(1,278,000)	-
Depreciation and amortization expense	(2,375,000)	(2,257,000)
General and administrative expense	(651,000)	(642,000)

Total costs and operating expenses	(51,790,000)	(41,534,000)

Income (loss) from operations	(827,000)	5,031,000

Other income (expense)
Interest expense - mortgage	(4,960,000)	(2,612,000)
Interest expense - occupancy tax	(328,000)	-
Loss on extinguishment of debt	(3,910,000)	-
Loss on disposal of assets	(1,092,000)	-
Gain (loss) on marketable securities	237,000	(507,000)
Net unrealized gain (loss) on other investments	58,000	(116,000)
Impairment loss on other investments	(37,000)	(35,000)
Dividend and interest income	348,000	349,000
Trading and margin interest expense	(269,000)	(231,000)

Net other expense	(9,953,000)	(3,152,000)

Income (loss) before income taxes	(10,780,000)	1,879,000
Income tax benefit (expense)	4,053,000	(59,000)

Net (loss) income	(6,727,000)	1,820,000
Less: Net income attributable to the noncontrolling interest	(197,000)	(1,325,000)

Net (loss) income attributable to Portsmouth	$(6,924,000)	$495,000

Basic and diluted (loss) income per share attributable to Portsmouth	$(9.43)	$0.67

Weighted average number of common shares outstanding	734,183	734,183

The accompanying notes are an integral part of these consolidated financial statements.

PORTSMOUTH SQUARE, INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

				Retained	Total
			Additional	Earnings	Portsmouth		Total
	Common Stock		Paid-in	(Accumulated	Shareholders'	Noncontrolling	Shareholders'
	Shares	Amount	Capital	Deficit)	Equity	Interest	Deficit

Balance at
June 30, 2012	734,183	$2,092,000	$916,000	$263,000	$3,271,000	$(8,274,000)	$(5,003,000)

Net income				495,000	495,000	1,325,000	1,820,000

Distributions to noncontrolling interest					(600,000)	(600,000)

Dividends paid				(184,000)	(184,000)		(184,000)

Balance at
June 30, 2013	734,183	2,092,000	916,000	574,000	3,582,000	(7,549,000)	(3,967,000)

Net loss				(6,924,000)	(6,924,000)	197,000	(6,727,000)

Redemption of limited partnership interests			(916,000)	(64,382,000)	(65,298,000)	1,146,000	(64,152,000)

Balance at
June 30, 2014	734,183	$2,092,000	$-	$(70,732,000)	$(68,640,000)	$(6,206,000)	$(74,846,000)

The accompanying notes are an integral part of these consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30,	2014	2013
Cash flows from operating activities:
Net (loss) income	$(6,727,000)	$1,820,000
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Net unrealized (income) loss on marketable securities	(34,000)	456,000
Unrealized (income) loss on other investments	(58,000)	116,000
Impairment loss on other investments	37,000	35,000
Hotel loss on extinguishment of debt	3,910,000	-
Loss on disposal of assets	1,092,000	-
Depreciation and amortization	2,375,000	2,257,000
Changes in assets and liabilities:
Investment in marketable securities	78,000	(1,097,000)
Accounts receivable - hotel, net	(7,000)	(316,000)
Other assets, net	(1,939,000)	243,000
Accounts payable and other liabilities	6,687,000	738,000
Due to securities broker	50,000	526,000
Obligations for securities sold	(470,000)	343,000
Deferred income taxes	(4,053,000)	43,000
Net cash provided by operating activities	941,000	5,164,000

Cash flows from investing activities:
Payments for hotel furniture, equipment and building improvements	(3,701,000)	(3,359,000)
Payments for other investments	(116,000)	-
Net cash used in investing activities	(3,817,000)	(3,359,000)

Cash flows from financing activities:
Proceeds from mortgage notes payable	117,000,000	-
Payments of mortgage and other notes payable	(48,637,000)	-
Restricted cash for redemption and mortgage impounds	(17,108,000)	(908,000)
Redemption payments and dividends to noncontrolling interest	(2,928,000)	(784,000)
Distributions to noncontrolling interest	(45,061,000)	(477,000)
Net cash provided by (used in) financing activities	3,266,000	(2,169,000)

Net increase (decrease) in cash and cash equivalents	390,000	(364,000)
Cash and cash equivalents at beginning of year	668,000	1,032,000
Cash and cash equivalents at end of year	$1,058,000	$668,000

Supplemental information:
Income tax paid	$3,000	$119,000
Interest paid	$5,010,000	$2,659,000

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

As of June 30, 2014, Santa Fe Financial Corporation (“Santa Fe”), a public company, owns approximately 68.8% of the outstanding common shares of Portsmouth Square, Inc. (“Portsmouth” or the “Company”). Santa Fe is an 80.9%-owned subsidiary of The InterGroup Corporation (“InterGroup”), a public company. InterGroup also directly owns approximately 12.9% of the common stock of Portsmouth.

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Partnership will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset’s remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. No impairment losses were recorded for the years ended June 30, 2014 and 2013.

Investment in Marketable Securities

Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading securities with all unrealized gains and losses on the Company's investment portfolio recorded through the consolidated statements of operations.

Other Investments, Net

Other investments include non-marketable securities (carried at cost, net of any impairments loss), non –marketable warrants (carried at fair value) and certain convertible preferred securities, received in exchange for debt instruments, carried at a book basis, initially determined using the estimated fair value on the exchange date. The Company has no significant influence or control over the entities that issue these investments. These investments are reviewed on a periodic basis for other-than-temporary impairment. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time an investment is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For the years ended June 30, 2014 and 2013, the Company recorded impairment losses related to other investments of $37,000 and $35,000, respectively. As of June 30, 2014 and 2013, the allowance for impairment losses was $1,716,000 and $1,679,000, respectively.

Derivative Financial Instruments

The Company has investments in stock warrants that are considered derivative instruments.

Derivative financial instruments consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value on the Company’s consolidated balance sheet with the related unrealized gain or loss recorded in the Company’s consolidated statement of operations. The Company used the Black-Scholes option valuation model to estimate the fair value these instruments which requires management to make significant assumptions including trading volatility, estimated terms, and risk free rates. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based models are highly volatile and sensitive to changes in the trading market price of the underlying common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s consolidated statement of operations will reflect the volatility in these estimate and assumption changes.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased and are carried at cost, which approximates fair value.

Restricted Cash

Restricted cash is comprised of amounts held by lenders for payment of real estate taxes, insurance, replacement, capital addition reserves for the Hotel and the funds held by Justice to implement the alternate redemption structure for those partners who elected that structure.

Accounts Receivable - Hotel, Net

Accounts receivable from Hotel customers are carried at cost less an allowance for doubtful accounts that is based on management’s assessment of the collectability of accounts receivable. The Company extends unsecured credit to its customers but mitigates the associated credit risk by performing ongoing credit evaluations of its customers. As of June 30, 2014 and 2013, the balance of allowance for doubtful accounts was $25,000 and $3,000, respectively.

Other Assets, Net

Other assets include prepaid insurance, loan fees, franchise fees, license fees, occupancy tax deposits and other miscellaneous assets. Loan fees are stated at cost and amortized over the term of the loan using the effective interest method. Franchise fees are stated at cost and amortized over the life of the agreement (15 years). License fees are stated at cost and amortized over 10 years.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $434,000 and $419,000 for the years ended June 30, 2014 and 2013, respectively.

Basic and Diluted Income per Share

Basic income per share is calculated based upon the weighted average number of common shares outstanding during each fiscal year. As of June 30, 2014 and 2013, the Company did not have any potentially dilutive securities outstanding.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standard Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 will become effective for the Company on July 1, 2014. The Company is currently evaluating the impact ASU 2013-11 but believes that this ASU will not have a significant impact on its Consolidated Financial Statements as it relates primarily as to how items are presented in the financial statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)”(“ASU 2014-08”). The amendments in ASU 2014-08 provide guidance for the recognition of discontinued operations, change the requirements for reporting discontinued operations in ASC 205-20, “Discontinued Operations” (“ASC 205-20”) and require additional disclosures about discontinued operations. ASU 2014-08 is effective for the Company for periods beginning after December 15, 2014. Early application is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance.  The Company is currently evaluating the impact ASU 2014-08 but believes that this ASU will not have a significant impact on its Consolidated Financial Statements as it relates primarily as to how items are presented in the financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts from Customers (Topic 606)” (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for the Company for periods beginning after December 15, 2017. Early application is permitted for the annual reporting period beginning after December 15, 2016. The Company is currently evaluating the impact ASU 2014-09 will have on its Consolidated Financial Statements.

NOTE 2 - JUSTICE INVESTORS

On July 14, 2005, the FASB issued Staff Position (FSP) SOP 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5” which was codified into ASC Topic 910-810, “Real Estate – General – Consolidation”, to amend the guidance in AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” (SOP 78-9) to be consistent with the consensus in Emerging Issues Task Force Issue No. 04-5 “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” which was codified into ASC 810-20, “Consolidation”, eliminated the concept of “important rights”(ASC Topic 970-810) and replaces it with the concepts of “kick out rights” and “substantive participating rights”. In accordance with guidance set forth in ASC Topic 970-20, Portsmouth has applied the principles of accounting applicable for investments in subsidiaries due to its substantial limited partnership interest and general partnership rights and has consolidated the financial statements of Justice with those of the Company effective as of July 1, 2006. For the years ended June 30, 2014 and 2013, the results of operations for Justice were consolidated with those of the Company.

Effective December 1, 2008, Portsmouth and Evon, as the two general partners of Justice, entered into a 2008 Amendment to the Limited Partnership agreement (the Amendment) that provided for a change in the respective roles of the general partners. Pursuant to the Amendment, Portsmouth assumed the role of managing general partner and Evon continued on as the co-general partner of Justice. The Amendment was ratified by approximately 98% of the limited partnership interests. The Partnership Agreement was amended and restated in its entirety to comply with the new provisions of the California Corporations Code known as the “Uniform Limited Partnership Act of 2008.” The Amendment did not result in any material modifications of the rights or obligations of the general and limited partners. The Amendment also provides that future amendments to the limited partnership agreement may be made only upon the consent of the general partners and at least seventy five percent (75%) of the interests of the limited partners. Consent of at least 75% of the interests of the limited partners is required to remove a general partner pursuant to the Amendment.

Concurrent with the Amendment, a new General Partner Compensation Agreement (the Compensation Agreement) was entered into on December 1, 2008, among Justice, Portsmouth and Evon to terminate and supersede all prior compensation agreements for the general partners. Pursuant to the Compensation Agreement, the general partners of Justice will be entitled to receive an amount equal to 1.5% of the gross annual revenues of the partnership (as defined), less $75,000 to be used as a contribution toward the cost of Justice engaging an asset manager. In no event shall the annual compensation be less than a minimum base of approximately $285,000, with eighty percent (80%) of that amount being allocated to Portsmouth for its services as managing general partner and twenty percent (20%) allocated to Evon as the co-general partner. Compensation earned by the general partners in each calendar year in excess of the minimum base will be payable in equal fifty percent (50%) shares to Portsmouth and Evon. As described below, the Compensation Agreement was amended upon the completion of the Offer to Redeem on December 18, 2013.

In December 2013, the Partnership determined to restructure its ownership to facilitate a refinancing of the Hotel and redeem the interests of certain Partners, including Evon. In the course of this refinancing, restructuring and redemption, the Partnership created Justice Holdings Company, LLC (“Holdings”), a Delaware Limited Liability Company, Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”). Holdings and Mezzanine are both a wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the Mezzanine borrower and in December 2013, the Partnership conveyed ownership of the Hotel to Operating.

On December 18, 2013, the Partnership completed an Offer to Redeem any and all limited partnership interests not held by Portsmouth and the Loan Agreements, as defined below. In addition, the Partnership approved amendments to the Amended and Restated Agreement of Limited Partnership, which amendments became effective upon the completion of the Offer to Redeem and the consummation of the Loan Agreements. Such amendments are described below. As a result, Portsmouth, which prior to the Offer to Redeem owned 50% of the then outstanding limited partnership interests now controls approximately 93% of the voting interest in Justice and is now its sole General Partner.

Pursuant to the Offer to Redeem, the Partnership has accepted tenders, for cash, from Evon, a general partner and seventy-three of the limited partners representing approximately 29.173% of partnership interests outstanding prior to the Offer to Redeem for $1,385,000 for each 1% tendered. On December 19, 2013, Justice distributed the amounts due each of these former partners pursuant to the terms of the tender offer.

In addition, the Partnership has accepted the election of holders of approximately 17.146% of the limited partnership interests outstanding prior to the Offer to Redeem to participate in an alternate redemption structure. Under that alternative redemption structure, the Partnership paid to Holdings $1,385,000 for each 1% tendered. Those partners who elected the alternative redemption structure may within 12 months of December 18, 2013, designate property for Holdings to purchase and then require Holdings to transfer that property to the partner in redemption of that partner’s interest in the Partnership. The governing agreement also provides for other possible methods of redeeming the interests of the partners who elected the alternate redemption structure. During the year ended June 30, 2014, a total of $2,928,000 was redeemed under the alternative redemption structure. As of June 30, 2014, the current and deferred payments related to the alternative redemption structure, which are held by Justice’s wholly owned subsidiary, Holdings, are classified as restricted cash and, together with the expenses discussed below, total $16,163,000and are classified on the balance sheet as redemption payable.

The Partnership incurred approximately $6,681,000 in restructuring costs relating to the Offer to Redeem and related financing transactions, including a one-time management fee of $1,550,000, approximately $431,000 in legal, accounting and other professional expenses, and payment of a Documentary Transfer Tax of approximately $4.7 million to the City and County of San Francisco (“CCSF”). CCSF required payment of the Documentary Transfer Tax as a condition to record the transfer of the Hotel to Operating and other documents related to the Loan Agreements. While the Partnership believes the amount of Documentary Transfer tax that was assessed by CCSF was incorrect, the tax was paid, under protest, to allow for the consummation of the redemption transaction, the Loan Agreements and the recording of all related documents. The Partnership has challenged CCSF’s imposition of the tax and filed a refund claim with the CCSF. No prediction can be made as to whether CCSF’s calculation of the tax will be upheld, or whether any portion of the tax will be refunded.

In connection with the Offer to Redeem, the Partnership retired existing debt and replaced it with lower-yielding loans, the proceeds of which were used to fund the Offer to Redeem and to provide for additional working capital for the Hotel. The Partnership incurred a loss on the extinguishment of debt of $3,910,000 which included a yield maintenance (prepayment penalty) expense of $3,808,000 and a write-off of capitalized loan costs on the refinanced debt of approximately $102,000.

As a result of the ownership structure implemented in December 2013, the Partnership is the indirect sole owner of a 543-room hotel property located at 750 Kearny Street, San Francisco, California, now known as the Hilton San Francisco Financial District (the Hotel) and related facilities including a five level underground parking garage. The Hotel is operated by Operating as a full service Hilton brand hotel pursuant to a Franchise License Agreement with Hilton Hotels Corporation. Operating also has a Management Agreement with Prism Hospitality L.P. (Prism) to perform management functions for the Hotel. The management agreement with Prism had an original term of ten years and can be terminated at any time with or without cause by the Partnership owner. Effective January 2014, the management agreement with Prism was amended by the Partnership. Effective December 1, 2013, GMP Management, Inc., a company owned by a Justice limited partner and related party, also provides management services for the Partnership pursuant to a Management Services Agreement, which is for a term of 3 years, but which can be terminated earlier by the Partnership for cause.

As of June 30, 2014, the Partnership had an accumulated deficit. That accumulated deficit is primarily attributable to the redemption of certain limited partners, effective December 18, 2013. The Partnership utilized the book value method to record the redemption of the limited partners. Under book value (bonus) method the remaining partners continue the existing partnership, recording no changes to the book values of the partnership's assets and liabilities. As a result, any revaluation of the existing partnership's assets or liabilities that might be undertaken is solely to determine the settlement price to the outgoing partner. The partner's withdrawal from the partnership is recorded by adjusting the remaining partners' capital accounts with the amount of the bonus, which is allocated according to their income sharing ratio. The amount of adjustment is equal to the difference between the settlement price paid to the withdrawing partner and the book value of his share of total partnership capital at the time he withdraws. Justice Partner’s capital was reduced by approximately $64.1 million for the redemption.

Management believes that the revenues and cash flows expected to be generated from the operations of the Hotel, garage and leases will be sufficient to meet all of the Partnership’s current and future obligations and financial requirements. Management also believes that there is significant appreciated value in the Hotel property in excess of the net book value to support additional borrowings, if necessary.

NOTE 3 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
June 30, 2014	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Furniture and equipment	23,306,000	(20,074,000)	3,232,000
Building and improvements	51,428,000	(21,368,000)	30,060,000
	$75,858,000	$(41,442,000)	$34,416,000

		Accumulated	Net Book
June 30, 2013	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Furniture and equipment	22,270,000	(19,312,000)	2,958,000
Building and improvements	50,473,000	(20,507,000)	29,966,000
	$73,867,000	$(39,819,000)	$34,048,000

The Partnership leases certain equipment under agreements that are classified as capital leases. The cost of equipment under capital leases was $2,131,000 at June 30, 2014 and 2013. The accumulated depreciation on capital leases was $2,098,000 and $1,930,000 as of June 30, 2014 and 2013, respectively.

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

At June 30, 2014 and 2013, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

Investment	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Fair Value

As of June 30, 2014
Corporate
Equities	$3,105,000	$818,000	$(643,000)	$175,000	$3,280,000

As of June 30, 2013
Corporate
Equities	$3,104,000	$992,000	$(772,000)	$220,000	$3,324,000

As of June 30, 2014 and 2013, the Company had $634,000 and $637,000, respectively, of unrealized losses related to securities held for over one year.

Net loss on marketable securities on the statement of operations is comprised of realized and unrealized losses. Below is the composition of the two components for the years ended June 30, 2014 and 2013, respectively.

For the year ended June 30,	2014	2013
Realized gain (loss) on marketable securities	$203,000	$(51,000)
Unrealized gain (loss) on marketable securities	34,000	(456,000)

Net gain (loss) on marketable securities	$237,000	$(507,000)

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

Other investments, net consist of the following:

Type	June 30, 2014	June 30, 2013
Preferred stock - Comstock, at cost	$4,410,000	$4,410,000
Private equity hedge fund, at cost	601,000	646,000
Corporate debt and equity instruments, at cost	101,000	101,000
Other preferred stock	120,000	-
Warrants - at fair value	65,000	3,000
	$5,297,000	$5,160,000

As of June 30, 2014 and 2013, the Company had investments in corporate debt and equity instruments which had attached warrants that were considered derivative instruments. These warrants have an allocated cost basis of $170,000 and $165,000 as of June 30, 2014 and 2013, respectively. The fair market value of these warrants were $65,000 and $3,000 as of June 30, 2014 and 2013, respectively. During the years ended June 30, 2014 and 2013, the Company had an unrealized gain (loss) of $58,000 and ($116,000), respectively, related to these warrants.

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

The assets measured at fair value on a recurring basis are as follows:

As of June 30, 2014
Assets:	Level 1	Level 2	Level 3	Total
Other investments - warrants	$-	$-	$65,000	$65,000
Investment in marketable securities:
Basic materials	1,772,000	-	-	1,772,000
Technology	389,000	-	-	389,000
Financial services	175,000	-	-	175,000
REITs and real estate companies	167,000	-	-	167,000
Other	777,000	-	-	777,000
	3,280,000	-	-	3,280,000
	$3,280,000	$-	$65,000	$3,345,000

As of June 30, 2013
Assets:	Level 1	Level 2	Level 3	Total
Cash equivalents - money market	$3,000	$-	$-	$3,000
Other investments - warrants	-	-	3,000	3,000
Investment in marketable securities:
Basic materials	1,513,000	-	-	1,513,000
Technology	622,000	-	-	622,000
Financial services	526,000	-	-	526,000
REITs and real estate companies	255,000	-	-	255,000
Other	408,000	-	-	408,000
	3,324,000	-	-	3,324,000
	$3,327,000	$-	$3,000	$3,330,000

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

					Net loss for the year
Assets	Level 1	Level 2	Level 3	June 30, 2014	ended June 30, 2014

Other non-marketable investments	$-	$-	$5,232,000	$5,232,000	$(37,000)

					Net loss for the year
Assets	Level 1	Level 2	Level 3	June 30, 2013	ended June 30, 2013

Other non-marketable investments	$-	$-	$5,157,000	$5,157,000	$(35,000)

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

NOTE 8 – OTHER ASSETS, NET

Other assets consist of the following as of June 30:

	2014	2013
Inventory - hotel	$653,000	$918,000
Prepaid expenses	1,220,000	581,000
Occupancy tax deposit	1,061,000	-
Miscellaneous assets, net	876,000	505,000

Total other assets	$3,810,000	$2,004,000

The City of San Francisco’s Tax Collector’s office has claimed that Justice owes the City of San Francisco $2.1 million based on the Tax Collector’s interpretation of the San Francisco Business and Tax Regulations Code relating to Transient Occupancy Tax and Tourist Improvement District Assessment. This amount exceeds Justice’s estimate of the taxes owed, and Justice has disputed the claim and is seeking to discharge all penalties and interest charges imposed by the Tax Collector. The Company paid the full amount in March 2014 as part of the appeals process but is reflecting the amount on the balance sheet in “Other Assets, Net” as it is currently under protest.

Amortization expense of loan fees and franchise costs for the years ended June 30, 2014 and 2013 was $88,000 and $72,000, respectively.

NOTE 9 – OTHER NOTES PAYABLE

The Partnership had a $2,500,000 unsecured revolving line of credit facility with East West Bank that was to mature on April 30, 2010. Effective April 29, 2010, the Partnership obtained a modification from the bank which converted its revolving line of credit facility to a term loan.

The modification provided that the Partnership will pay the balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan called for monthly principal and interest payments, calculated on a six-year amortization schedule. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the WSJ Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The term note was paid off in full in December 2013 in connection to the partnership redemption.

During fiscal 2013, Justice entered into a financing agreement with Ace Parking Management, Inc. to purchase equipment. The note bears 11.5% interest and is payable in equal monthly installments (principal and interest) through April 2018. As of June 30, 2014 and 2013, the note payable balance was $182,000 and $219,000, respectively.

The Partnership had short-term financing agreements with a financial institution for the payment of its general, property, and workers’ compensation insurance. The notes payable under these financing agreements bore interest at 4% per annum and was payable in equal monthly installments (principal and interest) through July 2013. This note payable was paid in full during the year ended June 30, 2014. The Partnership obtained a new short term financing agreement with a financial institution for such insurance during the year ended June 30, 2014. The notes payable under these financing agreements bear interest at 5.0% per annum and was payable in equal monthly installments (principal and interest) through July 2014. The outstanding balance was $91,000 and $71,000 as of June 2014 and 2013, respectively.

NOTE 10 – MORTGAGE NOTES PAYABLE

On December 18, 2013: (i) Justice Operating Company, LLC, a Delaware limited liability company (“Operating”), entered into a loan agreement (“Mortgage Loan Agreement”) with Bank of America (“Mortgage Lender”); and (ii) Justice Mezzanine Company, a Delaware limited liability company (“Mezzanine”), entered into a mezzanine loan agreement (“Mezzanine Loan Agreement” and, together with the Mortgage Loan Agreement, the “Loan Agreements”) with ISBI San Francisco Mezz Lender LLC (“Mezzanine Lender” and, together with Mortgage Lender, the “Lenders”). The Partnership is the sole member of Mezzanine, and Mezzanine is the sole member of Operating.

The Loan Agreements provide for a $97,000,000 Mortgage Loan and a $20,000,000 Mezzanine Loan. The proceeds of the Loan Agreements were used to fund the redemption of limited partnership interests described above and the pay-off of the prior mortgage.

The Mortgage Loan is secured by the Partnership’s principal asset, the Hilton San Francisco-Financial District (the “Property”). The Mortgage Loan bears an interest rate of 5.28% per annum and matures on January 1, 2024. The term of the Mortgage Loan is 10 years with interest only due in the first three years and equal monthly principal and interest payments based upon a 30 year amortization schedule for the remaining seven years of the Mortgage Loan term. The Mortgage Loan also requires payments for impounds related to property tax, insurance and capital improvement reserves. As additional security for the Mortgage Loan, there is a limited guaranty (“Mortgage Guaranty”) executed by the Company in favor of Mortgage Lender.

The Mezzanine Loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The Mezzanine Loan bears interest at 9.75% per annum and matures on January 1, 2024. Interest only payments are due monthly. As additional security for the Mezzanine Loan, there is a limited guaranty executed by the Company in favor of Mezzanine Lender (the “Mezzanine Guaranty” and, together with the Mortgage Guaranty, the “Guaranties”).

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties will be full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Company is required to maintain a certain minimum net worth and liquidity. As of June 30, 2014, the Company is in compliance with both requirements.

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

As of June 30, 2014 and 2013, the Company had the following mortgages:

June 30, 2014	June 30, 2013	Interest Rate	Origination Date	Maturity Date
$97,000,000	$-	Fixed 5.28%	December 18, 2013	January 1, 2024
20,000,000	-	Fixed 9.75%	December 18, 2013	January 1, 2024
-	26,043,000	Fixed 5.22%	July 27, 2005	August 5, 2015
-	17,370,000	Fixed 6.42%	March 27, 2007	August 5, 2015
$117,000,000	$43,413,000

On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the “Prudential Loan”). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. This loan was paid off in full on December 18, 2013 in connection to the refinancing of the loans and partnership redemption.

In March 2007, Justice entered into a second mortgage loan with The Prudential Insurance Company of America (the “Second Prudential Loan”) in a principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the Partnership’s first mortgage loan with Prudential. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a second deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Loan is without recourse to the limited and general partners of Justice. This loan was paid off in full on December 18, 2013 in connection to the refinancing of the loans and partnership redemption.

Future minimum payments for all notes payable are as follows:

For the year ending June 30,
2015	$166,000
2016	66,000
2017	722,000
2017	1,398,000
2018	1,473,000
Thereafter	113,457,000
$117,282,000

NOTE 11 – GARAGE OPERATIONS

The Partnership formerly leased the Hotel’s parking garage from its owner, Evon, under a lease that was to expire in November 2010. Effective October 1, 2008, Justice and Evon entered into an installment sale agreement whereby Justice purchased all of Evon’s right, title, and interest in the remaining term of the garage lease and other related assets. Justice also agreed to assume Evon’s contract with Ace Parking Management, Inc. (Ace Parking) for the management of the garage.

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

The amendment provides that, if net operating income (NOI) from the garage operations exceeds $1,800,000 but is less than $2,000,000, then Ace Parking will be entitled to an Excess Profit Fee of one percent (1%) of the total annual NOI. If the annual NOI is $2,000,000 or higher, Ace Parking will be entitled to an Excess Profit Fee equal to two percent (2%) of the total annual NOI. The garage’s NOI exceeded the annual NOI of $2,000,000 for the years ended June 30, 2014 and 2013. Base Management and incentive fees to Ace Parking amounted to $44,000 for each of the years ended June 30, 2014 and 2013, respectively.

NOTE 12 – MANAGEMENT AGREEMENTS

On February 2, 2007, the Partnership entered into an agreement with Prism to manage and operate the Hotel as its agent. The agreement was effective for a term of ten years, unless the agreement was extended or earlier terminated as provided in the agreement. Under the management agreement, the Partnership was required to pay the base management fees of up to 2.5% of gross operating revenues of the Hotel (i.e., room, food and beverage, and other operating departments) for the fiscal year. Of that amount, 1.75% of the gross operating revenues was paid monthly. The balance or 0.75% was paid only to the extent that the partially adjusted net operating income (net operating income less capital expenditures) for the fiscal year exceeded the amount of the Hotel’s return for the fiscal year. The base management fee was limited to 1.75% for the period ended January 31, 2014 and year ended June 30, 2013, respectively. In January 2014 the Partnership amended the management agreement to a fixed rate of $20,000 per month. It can also earn an incentive fee of $10,500 for each month that the revenues per room of the Hotel exceed the average revenues per room of a defined set of competing hotels. Management fees paid to Prism during the years ended June 30, 2014 and 2013 were $579,000 and $754,000, respectively.

Effective December 1, 2013, GMP Management, Inc. (GMP), a company owned by a Justice limited partner and related party, also provides management services for the Partnership pursuant to a Management Services Agreement. The management agreement with GMP has a term of 3 years, but may be terminated earlier by the Partnership for cause. Under the agreement, GMP is required to advise the Partnership on the management and operation of the hotel; administer the Partnership’s contracts, leases, agreements with hotel managers and franchisors and other contracts and agreements; provide administrative and asset management services, oversee financial reporting, and maintain offices at the Hotel in order to facilitate provision of services. GMP is paid an annual base management fee of $325,000 per year, increasing by 5% per year, payable in monthly installments, and to reimbursement for reasonable and necessary costs and expenses incurred by GMP in performing its obligations under the agreement. During the year ended June 30, 2014, GMP was reimbursed for $235,000, for the salaries, benefits and local payroll taxes for three key employees. Management fees paid to GMP during the year ended June 30, 2014 were $424,000.

NOTE 13 – CONCENTRATION OF CREDIT RISK

Travel agents and airlines made up 50%, or $915,000, and 30%, or $595,000, of accounts receivable at June 30, 2014 and 2013, respectively. The Hotel had two customers that accounted for 65%, or $1,203,000, of accounts receivable at June 30, 2014. The Hotel had one customer who accounted for 32%, or $525,000, of accounts receivable at June 30, 2013.

The Partnership maintains its cash and cash equivalents with various financial institutions that are monitored regularly for credit quality. At times, such cash and cash equivalents holdings may be in excess of the Federal Deposit Insurance Corporation (FDIC) or other federally insured limits.

NOTE 14 - INCOME TAXES

The provision for income taxes benefit (expense) consists of the following:

For the years ended June 30,	2014	2013
Federal
Current tax expense	$-	$(10,000)
Deferred tax benefit (expense)	3,061,000	(116,000)
	3,061,000	(126,000)
State
Current tax expense	-	(6,000)
Deferred tax benefit	992,000	73,000
	992,000	67,000

Total income tax (expense) benefit	$4,053,000	$(59,000)

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

For the years ended June 30,	2014	2013

Statutory federal tax rate	34.0%	34.0%
State income taxes, net of federal tax benefit	6.1%	-2.4%
Noncontrolling interest	-3.3%	-24.1%
Other	0.8%	-4.4%
	37.6%	3.1%

The components of the Company’s deferred tax assets and (liabilities) as of June 30, 2014 and 2013, are as follows:

Deferred tax assets (liabilities)	2014	2013
Net operating loss carryforward	$6,058,000	$4,307,000
Investment reserve	968,000	955,000
Basis difference in Justice	1,723,000	(843,000)
Other	691,000	592,000
	9,440,000	5,011,000
Deferred tax liabilities
Unrealized gains on marketable securities	(1,593,000)	(1,553,000)
State taxes	(601,000)	(265,000)
	(2,194,000)	(1,818,000)
Net deferred tax assets	$7,246,000	$3,193,000

As of June 30, 2014, the Company had net operating loss carryforwards of approximately $14,364,000 and $13,280,000 for federal and state purposes, respectively. These carryforwards expire in varying amount through 2029.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2009 through 2013 tax years. State income tax returns are subject to examination for the 2008 through 2013 tax years.

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

As of June 30, 2014, there were no uncertain tax positions. Management does not anticipate any future adjustments in the next twelve months which would result in a material change to its tax position. For the years ended June 30, 2014 and 2013, the Company did not have any interest and penalties.

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

Information below represents reporting segments for the year ended June 30, 2014 and 2013, respectively. Segment income (loss) from Hotel operations consists of the operation of the hotel and operation of the garage. Loss from investments consists of net investment gain (loss), dividend and interest income and investment related expenses.

As of and for the year	Hotel	Investment
ended June 30, 2014	Operations	Transactions	Other	Total
Revenues	$50,963,000	$-	$-	$50,963,000
Segment operating expenses	(48,764,000)	-	(651,000)	(49,415,000)
Segment income (loss)	2,199,000	-	(651,000)	1,548,000
Interest expense - mortgage	(4,960,000)	-	-	(4,960,000)
Interest expense - occupancy tax	(328,000)	-	-	(328,000)
Loss on extinguishment of debt	(3,910,000)	-	-	(3,910,000)
Loss on disposal of assets	(1,092,000)	-	-	(1,092,000)
Depreciation and amortization expense	(2,375,000)	-	-	(2,375,000)
Income from investments	-	337,000	-	337,000
Income tax benefit	-	-	4,053,000	4,053,000
Net income (loss)	$(10,466,000)	$337,000	$3,402,000	$(6,727,000)
Total assets	$34,416,000	$8,577,000	$32,159,000	$75,152,000

As of and for the year	Hotel	Investment
ended June 30, 2013	Operations	Transactions	Other	Total
Revenues	$46,565,000	$-	$-	$46,565,000
Segment operating expenses	(38,635,000)	-	(642,000)	(39,277,000)
Segment income (loss)	7,930,000	-	(642,000)	7,288,000
Interest expense	(2,612,000)	-	-	(2,612,000)
Depreciation and amortization expense	(2,257,000)	-	-	(2,257,000)
Loss from investments	-	(540,000)	-	(540,000)
Income tax expense	-	-	(59,000)	(59,000)
Net income (loss)	$3,061,000	$(540,000)	$(701,000)	$1,820,000
Total assets	$34,048,000	$8,484,000	$8,795,000	$51,327,000

NOTE 16 - RELATED PARTY TRANSACTIONS

In December 2012, Justice declared a limited partnership distribution in the amount of $1,200,000, of which Portsmouth received $600,000. The amount received by Portsmouth was eliminated in consolidation.

In connection with the redemption of limited partnership interests of Justice Investors, Limited Partnership described in Note 2 above, Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice Investors. This agreement was superseded by a letter dated December 11, 2013 from Justice Investors, Limited Partnership, in which Justice Investors Limited Partnership assumed the payment obligations of Justice Operating Company, LLC. The first payment under this agreement was made concurrently with the closing of the loan agreements described in Note 2 above, with the remaining payments due upon Justice Investor’s having adequate available cash as described in the letter.

During the year ended June 30, 2014 and 2013, the Company received management fees from Justice Investors totaling $475,000 and $401,000, respectively. These amounts were eliminated in consolidation.

Two general partners provided services to the Partnership through December 17, 2013. On December 18, 2013 the Partnership redeemed Evon’s partnership interest and Portsmouth Square became the sole general partner. During each of the years ended June 30, 2014 and 2013, the general partners were paid a total of $591,000 and $620,000, respectively, which is included in “General and administrative” expense in the statements of income and partners’ accumulated deficit. The total amounts paid represent the minimum base compensation of $285,000 each year plus $305,000 and $335,000, respectively, calculated at one and one-half percent of Hotel revenue. The Partnership’s obligation to pay Evon, Justice’s former general partner, terminated as of December 18, 2013. Under the terms of the Justice Partnership Agreement, its current general partner, Portsmouth, receives annual base compensation of $285,000, plus one percent of Hotel Revenue. Amounts paid to Portsmouth are eliminated in consolidation.

Effective December 1, 2013, GMP Management, Inc. (GMP), a company owned by a Justice limited partner and related party, also provides management services for the Partnership pursuant to a Management Services Agreement. The management agreement with GMP has a term of 3 years, but may be terminated earlier by the Partnership for cause. Under the agreement, GMP is required to advise the Partnership on the management and operation of the hotel; administer the Partnership’s contracts, leases, agreements with hotel managers and franchisors and other contracts and agreements; provide administrative and asset management services, oversee financial reporting, and maintain offices at the Hotel in order to facilitate provision of services. GMP is paid an annual base management fee of $325,000 per year, increasing by 5% per year, payable in monthly installments, and to reimbursement for reasonable and necessary costs and expenses incurred by GMP in performing its obligations under the agreement. During the year ended June 30, 2014, GMP was reimbursed for $235,000, for the salaries, benefits and local payroll taxes for three key employees. Management fees paid to GMP during the year ended June 30, 2014 were $424,000.

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated among the Company and InterGroup based on management's estimate of the pro rata utilization of resources. For the years ended June 30, 2014 and 2013, these expenses were approximately $72,000 for each respective year.

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

In fiscal year ended June 30, 2004, the disinterested members of the Board of Directors established a performance based compensation program for the Company’s CEO to keep and retain his services as a direct and active manager of the Company’s securities portfolio. Pursuant to the current criteria established by the Board, Mr. Winfield is entitled to performance based compensation for his management of the Company’s securities portfolio equal to 20% of all net investment gains generated in excess of an annual return equal to the Prime Rate of Interest (as published in the Wall Street Journal) plus 2%. Compensation amounts are calculated and paid quarterly based on the results of the Company’s investment portfolio for that quarter. Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. This performance based compensation program may be further modified or terminated at the discretion of the Board of Directors. The Company’s CEO did not earn any performance based compensation for the years ended June 30, 2014 and 2013.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Franchise Agreements

The Partnership entered into a Franchise License agreement (the License agreement) with the Hilton Hotels Corporation (Hilton) on December 10, 2004. The term of the License agreement is for a period of 15 years commencing on the opening date, with an option to extend the license agreement for another five years, subject to certain conditions.

Beginning on the opening date in January 2006, the Partnership paid monthly royalty fees for the first two years of three percent (3%) of the Hotel’s gross room revenue for the preceding calendar month; the third year was at four percent (4%) of the Hotel’s gross room revenue; and the fourth year until the end of the term will be five percent (5%) of the Hotel’s gross room revenue. The Partnership also pays a monthly program fee of four percent (4%) of the Hotel’s gross revenue. The amount of the monthly program fee is subject to change; however, the increase cannot exceed one percent (1%) of the Hotel gross room revenue in any calendar year, and the cumulative increases in the monthly fees will not exceed five percent (5%) of gross room revenue. The Hotel is also subject to certain penalties if fees are not paid timely. The royalty, program and penalty fees are referred to collectively as “Franchise fees.” Franchise fees for the years ended June 30, 2014 and 2013 were $3,806,000 and $3,374,000, respectively.

The Partnership also pays Hilton a monthly information technology recapture charge of up to 0.75% of the Hotel’s gross revenues. Due to the difficult economic environment, Hilton agreed to reduce its information technology fees to 0.65%. For the years ended June 30, 2014 and 2013, those charges were $270,000 and $236,000, respectively.

Employees

As of June 30, 2014, the Partnership had approximately 268 employees. Approximately 72% of those employees were represented by one of three labor unions, and their terms of employment were determined under collective bargaining agreements (CBAs). During the year ended June 30, 2014, CBAs for the Local 2 (Hotel and Restaurant Employees), Local 856 (International Brotherhood of Teamsters), and Local 39 (stationary engineers) were renewed. Negotiation of collective bargaining agreements, which includes not just terms and conditions of employment, but scope and coverage of employees, is a regular and expected course of business operations for the Partnership.

The Partnership expects and anticipates that the terms and conditions of the CBAs will have an impact on wage and benefit costs, operating expenses, and certain Hotel operations during the life of each CBA, and these terms and conditions are taken into account in the Hotel operating and budgetary practices.

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

In February 2013, the Partnership agreed to settle the class action lawsuit for $525,000. The amount was accrued as of June 30, 2013 and is included as part of “Accounts payable and accrued liabilities” in the Consolidated Balance Sheet. Prism Hotels L.P. agreed to reimburse the Partnership for 50% of the total amount of the settlement and pay up to $300,000 of legal fees and defense costs incurred in defense of the lawsuit. During fiscal 2013, the Partnership incurred legal costs of $365,000 associated with the lawsuit, of which Prism agreed to pay $300,000 in accordance with the agreement. The amount due to Prism at June 30, 2013 for the management fee was applied against the receivable for the reimbursement of the settlement and legal costs. The Partnership insurance carrier awarded $225,000 in insurance proceeds as a result of a claim related to the settlement. Of the total proceeds, 50%, or $112,500, was allocated to the Partnership and the remaining amount was allocated to Prism. The insurance reimbursement awarded to the Partnership was offset against the related legal expense included as part of “General and administrative” expenses in the statements of income and partners’ accumulated deficit. During the year ended June 30, 2014 the Partnership paid the entire settlement of $525,000.

The City of San Francisco’s Tax Collector’s office has claimed that Justice owes the City of San Francisco $2.1 million based on the Tax Collector’s interpretation of the San Francisco Business and Tax Regulations Code relating to Transient Occupancy Tax and Tourist Improvement District Assessment. This amount exceeds Justice’s estimate of the taxes owed, and Justice has disputed the claim and is seeking to discharge all penalties and interest charges imposed by the Tax Collector. The Company paid the full amount in March 2014 as part of the appeals process but is reflecting the amount on the balance sheet in “Other Assets, Net” as it is currently under protest.

Several legal matters are pending relating to the redemption transaction described in Note 2. As previously stated in Note 2, on December 17, 2013, Documentary Transfer Tax of approximately $4.7 million was paid to the City and County of San Francisco (“CCSF”). CCSF required payment of the Documentary Transfer Tax as a condition to record the transfer of the Hotel to Operating and other documents related to the Loan Agreements. While the Partnership believes the amount of Documentary Transfer tax that was assessed by CCSF was incorrect, the tax was paid, under protest, to allow for the consummation of the redemption transaction, the Loan Agreements and the recording of all related documents. The Partnership has challenged CCSF’s imposition of the tax and filed a refund claim with the CCSF. No prediction can be made as to whether CCSF’s calculation of the tax will be upheld, or whether any portion of the tax will be refunded.

On February 13, 2014, Evon filed a complaint in San Francisco Superior Court against the Partnership, Portsmouth, and a limited partner and related party asserting contract and tort claims based on Justice’s withholding of $4.7 million from a payment due to Holdings to pay the transfer tax described in Note 2. On April 1, 2014, Defendants removed the action to the United States District Court for the Northern District of California. Evon dismissed its complaint on April 8, 2014 and, that same day, filed a second complaint in San Francisco Superior Court substantially similar to the dismissed complaint, except for the omission of a federal cause of action. Evon’s current operative complaint in the action asserts causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing against Justice only; breach of fiduciary duty against Portsmouth only; conversion against Justice and Portsmouth; and fraud/concealment against Justice, Portsmouth and a Justice limited partner and related party. In July 2014, Justice paid to Holdings a total of $4.7 million, the amount Evon claims was incorrectly withheld from Holdings to pay the transfer tax described in Note 8. No prediction can be given as to the ultimate outcome of this matter.

On April 21, 2014, the Partnership commenced an arbitration action against Glaser Weil Fink Howard Avchen & Shapiro, LLP (formerly known as Glaser Weil Fink Jacobs Howard Avchen & Shapiro, LLP), Brett J. Cohen, Gary N. Jacobs, Janet S. McCloud, Paul B. Salvaty, and Joseph K. Fletcher III (collectively, the “Respondents”) in connection with the redemption transaction. The arbitration is pending before JAMS in Los Angeles. No prediction can be given as to the outcome of this matter.

On June 27, 2014, the Partnership commenced an action in San Francisco Superior Court against Evon, Holdings, and those partners who elected the alternative redemption structure. The action seeks a declaration of the correct interpretation of (i) the special allocations sections of the Amended and Restated Agreement of Limited Partnership of Justice Investors, a California Limited Partnership, with an effective date of January 1, 2013; and (ii) whether certain partners who elected the alternative redemption structure breached the governing Limited Partnership Interest Redemption Option Agreement. The complaint states that these declarations are relevant to preparation of the Partnership’s 2013 and 2014 state and federal tax returns and the associated Forms K-1 to be issued to affected current and former partners. No prediction can be given as to the outcome of this matter.

The Partnership has timely filed its 2013 federal and state partnership income tax returns, however, depending on the ultimate outcome of the Partnership’s declaratory relief action filed in San Francisco Superior Court, the Partnership’s 2013 federal and state partnership income tax returns may be amended.

The Partnership is also involved from time to time in various claims in the ordinary course of business. Management does not believe that the impact of such matters will have a material effect on the financial conditions or result of operations when resolved.

NOTE 18 – EMPLOYEE BENEFIT PLAN

Justice has a 401(k) Profit Sharing Plan (the Plan) for non-union employees who have completed six months of service. Justice provides a matching contribution up to 4% of the contribution to the Plan based upon a certain percentage on the employees’ elective deferrals. Justice may also make discretionary contributions to the Plan each year. Contributions made to the Plan amounted to $53,000 and $56,000 during the years ended June 30, 2014 and 2013, respectively.

Certain employees of Justice who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer health and welfare and benefit pension plans. Justice does not contribute separately to those multi-employer plans.

NOTE 19 – SUBSEQUENT EVENTS

The Company has evaluated all events occurring subsequent to June 30, 2014 and concluded that no additional subsequent events has occurred outside the normal course of business operations that require disclosure.

On July 2, 2014, the Partnership obtained from the Intergroup Corporation (parent company of Portsmouth) an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. Intergroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The proceeds of the loan were applied to the July 2014 payments to Holdings described in Note 17 above.

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

Management conducted an evaluation of the effectiveness of Company’s internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (1992 Framework). Based on its evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2014.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2014:

Name	Position with the Company	Age	Term to Expire

John V. Winfield	Chairman of the Board; President	67	Fiscal 2014 Annual Meeting
	and Chief Executive Officer (1)

Jerold R. Babin	Director(2)	80	Fiscal 2014 Annual Meeting

John C. Love	Director (1)(2)(3)	74	Fiscal 2014 Annual Meeting

William J. Nance	Director(1)(2)(3)	70	Fiscal 2014 Annual Meeting

Other Executive Officers:

David T. Nguyen	Treasurer and Controller (Principal Financial Officer)	40	N/A

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

Jerold R. Babin — Mr. Babin was first appointed as a Director of the Company on February 1996. Mr. Babin is also a director of Portsmouth’s parent company, The InterGroup Corporation (“InterGroup”), a public company. Mr. Babin is a retail securities broker. From 1974 to 1989, he worked at Drexel Burnham and from 1989 to June 30, 2010, he worked for Prudential Securities (later Wachovia Securities and now Wells Fargo Advisors) where he held the title of First Vice-President. Mr. Babin retired from his position at Wells Fargo advisors in June 2010. For the past 20 years, until present, Mr. Babin has also served as an arbitrator for FINRA (formerly NASD). Mr. Babin’s extensive experience in the securities and financial markets as well has his experience in the securities and public company regulatory industry led to the Board’s conclusion that he should serve as a director of the Company.

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

Michael G. Zybala - Mr. Zybala was appointed as Vice President and Secretary of the Company on February 20, 1998. He is also Vice President, Secretary and General Counsel of Santa Fe. Mr. Zybala is an attorney at law and has served as the Company’s General Counsel since 1995 and has represented the Company as its corporate counsel since 1978. Mr. Zybala also serves as Assistant Secretary and Counsel to InterGroup having held those positions since January 1999. In April 2014, Mr. Zybala passed away. The Company is in the process of finding a permanent replacement.

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

Based solely on its review of the copies of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2014 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

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

Item 11. Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Company’s principal executive officer and other named executive officers of the Company whose total compensation exceeded $100,000 for all services rendered to the Company for each of the Company’s last two completed fiscal years ended June 30, 2014 and 2013. No stock awards, long-term compensation, options or stock appreciation rights were granted to any of the named executive officers during the last two fiscal years.

SUMMARY COMPENSATION TABLE

Annual Compensation
Name and	Fiscal				All Other
Principal Position	Year	Salary		Bonus	Compensation		Total

John V. Winfield	2014	$165,000	(1)	-	$117,000	(4)(2)	$282,000
Chairman; President and Chief Executive Officer	2013	$134,000	(1)	-	$17,000	(2)	$151,000

Michael G. Zybala(3)	2014	$126,000			$50,000	(4)	$176,000
Vice President, Secretary and General Counsel	2013	$108,000		$15,000	-		$123,000

(1) Amounts shown include $6,000 per year in regular Directors fees.

(2) During fiscal years 2014 and 2013, the Company also paid annual premiums of $17,000 for a split dollar whole life insurance policy, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield’s family. This policy was obtained in December 1998 and provides for a death benefit of $1,000,000. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

(3) In April 2014, Michael G. Zybala passed away. The Company is in the process of finding a permanent replacement.

(4) In connection with the redemption of limited partnership interests of Justice in Note 2 of the consolidated financial statements, Justice agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice Investors. The first payment under this agreement was made concurrently with the closing of the loan agreements, with the remaining payments due upon Justice having adequate available cash.

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

In fiscal year ended June 30, 2004, the disinterested members of the Board of Directors established a performance based compensation program for the Company’s CEO to keep and retain his services as a direct and active manager of the Company’s securities portfolio. Pursuant to the current criteria established by the Board, Mr. Winfield is entitled to performance based compensation for his management of the Company’s securities portfolio equal to 20% of all net investment gains generated in excess of an annual return equal to the Prime Rate of Interest (as published in the Wall Street Journal) plus 2%. Compensation amounts are calculated and paid quarterly based on the results of the Company’s investment portfolio for that quarter. Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. This performance based compensation program may be further modified or terminated at the discretion of the Board of Directors. The Company’s CEO did not earn any performance based compensation for the years ended June 30, 2014 and 2013.

Internal Revenue Code Limitations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provides that, in the case of a publicly held corporation, the corporation is not generally allowed to deduct remuneration paid to its chief executive officer and certain other highly compensated officers to the extent that such remuneration exceeds $1,000,000 for the taxable year. Certain remuneration, however, is not subject to disallowance, including compensation paid on a commission basis and, if certain requirements prescribed by the Code are satisfied, other performance based compensation. Since InterGroup, Santa Fe and Portsmouth are each public companies, the $1,000,000 limitation applies separately to the compensation paid by each entity. Stock option expenses are also amortized over a several years. For fiscal years 2014 and 2013, no compensation paid by the Company to its CEO or other executive officers was subject the deduction disallowance prescribed by Section 162(m) of the Code.

DIRECTOR COMPENSATION

The following table provides information concerning compensation awarded to, earned by, or paid to the Company’s directors for the fiscal year ended June 30, 2014.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash		All Other Compensation		Total

Jerold R. Babin	$6,000		-		$6,000

John C. Love	$44,000	(1)	$50,000	(2)	$94,000

William J. Nance	$44,000	(3)	$50,000	(2)	$94,000

John V. Winfield(2)	-		-		-

(1) Amounts shown include regular Board fees, Audit Committee fees and Hotel Committee fees.

(2)  In connection with the redemption of limited partnership interests of Justice in Note 2 of the consolidated financial statements, Justice agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice Investors.  The first payment under this agreement was made concurrently with the closing of the loan agreements, with the remaining payments due upon Justice having adequate available cash.

(3) As an executive officer, Mr. Winfield’s directors fees are reported in the Summary Compensation Table.

Each director of the Company is paid a Board retainer fee of $1,500 per quarter for a total annual compensation of $6,000. This policy has been in effect since July 1, 1985. Members of the Company’s Audit Committee also receive a fee of $500 per quarter. Directors and Committee members are also reimbursed for their out-of-pocket travel costs to attend meetings.

On February 26, 2004, the Board of Directors established a Special Hotel Committee to actively oversee the Company’s interests in Justice Investors and the repositioning and operations of the Hotel asset. The members of the Special Committee are Directors John C. Love (Chair), William J. Nance and the Company’s Vice President, Secretary and General Counsel, Michael G. Zybala. From July 2013 to December 2013, each Committee member, who are directors, received monthly fees of $2,500. This amount was increased to $3,500 per month beginning January 2014. In April 2014, Michael G. Zybala passed away. Jerold R. Babin was added to the Committee.

Change in Control or Other Arrangements

Except for the foregoing, there are no other arrangements for compensation of directors and there are no employment contracts between the Company and its directors or any change in control arrangements.

Outstanding Equity Awards at Fiscal Year End.

The Company did not have any outstanding equity awards at the end of its fiscal year ended June 30, 2014 and has no equity compensation plans in effect.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 3, 2014, certain information with respect to the beneficial ownership of Common Stock owned by (i) those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock, (ii) each Director and Executive Officer, and (iii) all Directors and Executive Officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)

John V. Winfield	0		-
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024

Jerold R. Babin	48,345	(3)	6.6%
243 28th Street
San Francisco, CA 94121

John C. Love	0		-
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024

William J. Nance	0		-
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024

David T. Nguyen	0		-
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024

Santa Fe Financial Corporation and	600,364	(4)	81.8%
The InterGroup Corporation
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024

All of the above as a group	648,644		88.4%

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated based of 734,183 shares of Common Stock issued and outstanding as of September 3, 2014.

(3) Jerold R. Babin claims sole voting power over the 48,345 shares identified herein, of which he has sole dispositive power over 9,667 held in his retirement account. He claims shared dispositive power with his wife over the 38,478 shares which they hold as trustees of a family trust.

(4) Santa Fe Financial Corporation is the record and beneficial owner of 505,437 shares of the Common Shares of Portsmouth and 94,927 shares are owned by Santa Fe’s parent company, The InterGroup Corporation. As directors of Santa Fe and InterGroup, Messrs. Winfield, Nance and Love have the power to direct the vote of the shares of Portsmouth owned by Santa Fe and InterGroup.

Security Ownership of Management in Parent Corporation.

As of September 3, 2014, John V. Winfield is the beneficial owner of 49,400 shares of the common stock of Portsmouth’s parent corporation, Santa Fe. The InterGroup Corporation is the beneficial owner of 1,004,077 shares of common stock of Santa Fe. Pursuant to a Voting Trust Agreement dated June 30, 1998, InterGroup also has the power to vote the 49,400 shares of common stock owned by Mr. Winfield giving it a total of 1,053,477 voting shares, which represents approximately 84.8% of the voting power of Santa Fe. As President, Chairman of the Board and a 64.4% beneficial shareholder of InterGroup, Mr. Winfield has voting and dispositive power over the shares owned of record and beneficially by InterGroup. No other director or executive officer of Portsmouth has a beneficial interest in Santa Fe’s shares.

Changes in Control Arrangements.

There are no arrangements that may result in a change in control of Portsmouth.

Securities Authorized for Issuance Under Equity Compensation Plans.

Portsmouth has no securities authorized for issuance under any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of September 3, 2014, Santa Fe and InterGroup owned 81.8% of the common stock of Portsmouth, and InterGroup and John V. Winfield, in the aggregate, owned approximately 84.8% of the voting stock of Santa Fe.

Certain costs and expenses, primarily rent, insurance and general administrative expenses, are allocated between the Company, Santa Fe, and InterGroup based on management’s estimate of the utilization of resources. Effective June 30, 1998, certain accounting and administrative functions of the Company and its subsidiaries, were transferred to the Los Angeles, California offices of InterGroup.

During the fiscal years ended June 30, 2014 and 2013, the Company made payments to InterGroup in the total amount of approximately $72,000 for each of those years, for administrative costs and reimbursement of direct and indirect costs associated with the management of the Company and its investments, including the Partnership asset.

In connection with the redemption of limited partnership interests of Justice in Note 2 of the consolidated financial statements, Justice agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice Investors.  The first payment under this agreement was made concurrently with the closing of the loan agreements, with the remaining payments due upon Justice having adequate available cash.

Effective December 1, 2013, GMP Management, Inc. (GMP), a company owned by a Justice limited partner and related party, also provides management services for the Partnership pursuant to a Management Services Agreement.  The management agreement with GMP has a term of 3 years, but may be terminated earlier by the Partnership for cause.  Under the agreement, GMP is required to advise the Partnership on the management and operation of the hotel; administer the Partnership’s contracts, leases, agreements with hotel managers and franchisors and other contracts and agreements; provide administrative and asset management services, oversee financial reporting, and maintain offices at the Hotel in order to facilitate provision of services.   GMP is paid an annual base management fee of $325,000 per year, increasing by 5% per year, payable in monthly installments, and to reimbursement for reasonable and necessary costs and expenses incurred by GMP in performing its obligations under the agreement.  During the year ended June 30, 2014, GMP was reimbursed for $235,000, for the salaries, benefits and local payroll taxes for three key employees.  Management fees paid to GMP during the year ended June 30, 2014 were $424,000.

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

In December 1998, the Board of Directors authorized the Company to obtain whole life insurance and split dollar insurance policies covering the Company’s President and Chief Executive Officer, Mr. Winfield. During fiscal 2014 and 2013, the Company paid annual premiums of $17,000 for the split dollar whole life insurance policy, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield’s family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees - The aggregate fees billed for each of the last two fiscal years ended June 30, 2014 and 2013 for professional services rendered by Burr Pilger Mayer, Inc., the independent registered public accounting firm for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q reports or services normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years, were as follows:

	Fiscal Year
	2014	2013

Audit fees	$135,000	$95,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

TOTAL:	$135,000	$95,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements of the Company are included in Part II, Item 8 of this Report at pages 22 through 44:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - June 30, 2014 and 2013

Consolidated Statements of Operations for years ended June 30, 2014 and 2013

Consolidated Statements of Shareholders’ Deficit for years ended June 30, 2014 and 2013

Consolidated Statements of Cash Flows for years ended June 30, 2014 and 2013

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

PORTSMOUTH SQUARE, INC.
(Registrant)

Date: September 29, 2014	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date: September 29, 2014	by	/s/ David T. Nguyen
David T. Nguyen, Treasurer
and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title and Position	Date

/s/ John V Winfield	President, Chief Operating Officer and Chairman	September 29, 2014
John V. Winfield	of the Board (Principal Executive Officer)

/s/ David T. Nguyen	Treasurer and Controller (Principal Financial Officer)	September 29, 2014
David T. Nguyen

/s/ Jerold R. Babin	Director	September 29, 2014
Jerold R. Babin

/s/ John C. Love
John C. Love	Director	September 29, 2014

/s/ William J. Nance
William J. Nance	Director	September 29, 2014

