Form 10-Q
period 2015-03-31
PORTSMOUTH SQUARE INC
filed 2015-05-11
CIK 79661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

☐ Yes ☒ No

The number of shares outstanding of registrant’s Common Stock, as of April 24, 2015, was 734,183.

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of	March 31, 2015	June 30, 2014
	(Unaudited)
ASSETS
Investment in hotel, net	$36,303,000	$34,416,000
Investment in real estate	973,000	973,000
Investment in marketable securities	1,814,000	3,280,000
Other investments, net	5,138,000	5,297,000
Cash and cash equivalents	1,109,000	1,058,000
Restricted cash - redemption	-	16,163,000
Restricted cash - mortgage impounds	604,000	945,000
Accounts receivable - hotel, net	1,663,000	1,964,000
Other assets, net	4,080,000	3,810,000
Deferred tax asset	8,478,000	7,246,000

Total assets	$60,162,000	$75,152,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
Accounts payable and other liabilities	$14,419,000	$15,863,000
Redemption payable	-	16,163,000
Due to securities broker	535,000	629,000
Obligations for securities sold	-	61,000
Other notes payable	4,791,000	282,000
Mortgage notes payable - hotel	117,000,000	117,000,000

Total liabilities	136,745,000	149,998,000

Commitments and contingencies
Shareholders' deficit:
Common stock, no par value: Authorized shares - 750,000; 734,183 shares issued and outstanding shares	2,092,000	2,092,000
Accumulated deficit	(72,375,000)	(70,732,000)
Total Portsmouth shareholders' deficit	(70,283,000)	(68,640,000)
Noncontrolling interest	(6,300,000)	(6,206,000)
Total shareholders' deficit	(76,583,000)	(74,846,000)

Total liabilities and shareholders' deficit	$60,162,000	$75,152,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three months ended March 31,	2015	2014

Revenue - Hotel	$13,983,000	$11,849,000

Costs and operating expenses
Hotel operating expenses	(11,997,000)	(10,620,000)
Hotel restructuring adjustment	-	300,000
Hotel depreciation and amortization expense	(696,000)	(441,000)
General and administrative expense	(159,000)	(179,000)

Total costs and operating expenses	(12,852,000)	(10,940,000)

Income from operations	1,131,000	909,000

Other income (expense)
Interest expense - mortgage	(1,913,000)	(1,766,000)
Net (loss) gain on marketable securities	(244,000)	24,000
Impairment loss on other investments	(145,000)	-
Net unrealized (loss) gain on other investments	(18,000)	34,000
Trading and margin interest expense	(72,000)	(75,000)

Other expense, net	(2,392,000)	(1,783,000)

Loss before income taxes	(1,261,000)	(874,000)
Income tax benefit	503,000	332,000

Net loss	(758,000)	(542,000)
Less: Net loss attributable to the noncontrolling interest	53,000	55,000

Net loss attributable to Portsmouth	$(705,000)	$(487,000)

Basic and diluted net loss per share attributable to Portsmouth	$(0.96)	$(0.66)

Weighted average number of common shares outstanding - basic and diluted	734,183	734,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the nine months ended March 31,	2015	2014

Revenue - Hotel	$42,857,000	$37,428,000

Costs and operating expenses
Hotel operating expenses	(35,868,000)	(29,645,000)
Hotel restructuring costs	-	(6,995,000)
Hotel occupancy tax - penalty fees	-	(1,084,000)
Hotel depreciation and amortization expense	(2,002,000)	(1,739,000)
General and administrative expense	(504,000)	(522,000)

Total costs and operating expenses	(38,374,000)	(39,985,000)

Income (loss) from operations	4,483,000	(2,557,000)

Other income (expense)
Interest expense - mortgage	(5,876,000)	(3,168,000)
Interest expense - occupancy tax	-	(328,000)
Loss on extinguishment of debt	-	(3,910,000)
Loss on disposal of assets	(51,000)	(1,092,000)
Net (loss) gain on marketable securities	(1,277,000)	231,000
Net unrealized (loss) gain on other investments	(39,000)	31,000
Impairment loss on other investments	(145,000)	-
Dividend and interest income	169,000	171,000
Trading and margin interest expense	(233,000)	(198,000)

Other expense, net	(7,452,000)	(8,263,000)

Loss before income taxes	(2,969,000)	(10,820,000)
Income tax benefit	1,232,000	2,593,000

Net loss	(1,737,000)	(8,227,000)
Less: Net loss (income) attributable to the noncontrolling interest	94,000	(202,000)

Net loss attributable to Portsmouth	$(1,643,000)	$(8,429,000)

Basic and diluted net loss per share attributable to Portsmouth	$(2.24)	$(11.48)

Weighted average number of common shares outstanding - basic and diluted	734,183	734,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENDSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the nine months ended March 31,	2015	2014
Cash flows from operating activities:
Net loss	$(1,737,000)	$(8,227,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Net unrealized loss (gain) on marketable securities	1,292,000	(42,000)
Unrealized loss (gain) on other investments	18,000	(31,000)
Hotel loss on extinguishment of debt	-	3,910,000
Loss on disposal of assets	51,000	1,092,000
Depreciation and amortization	2,002,000	1,739,000
Changes in assets and liabilities:
Investment in marketable securities	174,000	379,000
Accounts receivable	301,000	216,000
Other assets	14,000	(2,586,000)
Accounts payable and other liabilities	(1,444,000)	6,214,000
Due to securities broker	(155,000)	(64,000)
Obligations for securities sold	-	(531,000)
Deferred tax asset	(1,232,000)	(2,593,000)
Net cash used in operating activities	(716,000)	(524,000)

Cash flows from investing activities:
Payments for hotel furniture, equipment and building improvements	(4,083,000)	(2,172,000)
Payments for other investments	-	(75,000)
Net cash used in investing activities	(4,083,000)	(2,247,000)

Cash flows from financing activities:
Restricted cash - withdrawal of (payments to) mortgage impounds, net	341,000	(1,359,000)
Redemption payments, net	-	(64,152,000)
Proceeds from mortgage and other notes payable	4,509,000	68,613,000
Net cash provided by financing activities	4,850,000	3,102,000

Net increase in cash and cash equivalents	51,000	331,000
Cash and cash equivalents at the beginning of the period	1,058,000	668,000
Cash and cash equivalents at the end of the period	$1,109,000	$999,000

Supplemental information:
Interest paid	$5,906,000	$3,213,000

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

The results of operations for the three and nine months ended March 31, 2015 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2015.

For the three and nine months ended March 31, 2015 and 2014, the Company had no components of comprehensive income other than net income itself.

As of March 31, 2015, Santa Fe Financial Corporation (“Santa Fe”), a public company, owns approximately 68.8% of the outstanding common shares of Portsmouth Square, Inc. (“Portsmouth” or the “Company”). Santa Fe is an 81.3%-owned subsidiary of The InterGroup Corporation (“InterGroup”), a public company. InterGroup also directly owns approximately 13.1% of the common stock of Portsmouth.

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

Basic income (loss) per share is calculated based upon the weighted average number of common shares outstanding during each period. During the three and nine months March 31, 2015 and 2014, the Company did not have any potentially dilutive securities outstanding.

Recently Issued Accounting Pronouncements

Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in this ASU are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU reduces the number of consolidation models from four to two, thereby simplifying the criteria for consolidation by: (a) Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met; (b) Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE) and changing consolidation conclusions in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for periods beginning after December 15, 2015, with early adoption permitted. The Company plans to adopt these provisions in the third quarter of 2016 and currently does not expect the adoption to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. This update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is not permitted. The Company is in the process of evaluating the impact of this standard on its financial statements.

NOTE 2 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
March 31, 2015	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Furniture and equipment	25,578,000	(21,221,000)	4,357,000
Building and improvements	53,892,000	(23,070,000)	30,822,000
	$80,594,000	$(44,291,000)	$36,303,000

		Accumulated	Net Book
June 30, 2014	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Furniture and equipment	23,306,000	(20,074,000)	3,232,000
Building and improvements	51,428,000	(21,368,000)	30,060,000
	$75,858,000	$(41,442,000)	$34,416,000

NOTE 3 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At March 31, 2015 and June 30, 2014, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Gain (Loss)	Value

As of March 31, 2015
Corporate
Equities	$2,932,000	$208,000	$(1,326,000)	$(1,118,000)	$1,814,000

As of June 30, 2014
Corporate
Equities	$3,105,000	$818,000	$(643,000)	$175,000	$3,280,000

As of March 31, 2015 and June 30, 2014, the Company had $1,303,000 and $634,000, respectively, of unrealized losses related to securities held for over one year.

Net gain (loss) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the three and nine months March 31, 2015 and 2014, respectively.

For the three months ended March 31,	2015	2014
Realized (loss) gain on marketable securities	$(41,000)	$183,000
Unrealized loss on marketable securities	(203,000)	(159,000)

Net (loss) gain on marketable securities	$(244,000)	$24,000

For the nine months ended March 31,	2015	2014
Realized gain on marketable securities	$15,000	$189,000
Unrealized (loss) gain on marketable securities	(1,292,000)	42,000

Net (loss) gain on marketable securities	$(1,277,000)	$231,000

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

Other investments, net consist of the following:

Type	March 31, 2015	June 30, 2014
Preferred stock - Comstock, at cost	$4,410,000	$4,410,000
Private equity hedge fund, at cost	456,000	601,000
Corporate debt and equity instruments, at cost	101,000	101,000
Other preferred stock	145,000	120,000
Warrants - at fair value	26,000	65,000
	$5,138,000	$5,297,000

During the three months ended March 31, 2015, the Company performed an impairment analysis of its other investments and determined that one of its investments had an other than temporary impairment and recorded impairment losses of $145,000.

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

The assets measured at fair value on a recurring basis are as follows:

As of March 31, 2015
Assets:	Level 1	Level 2	Level 3	Total
Other investments - warrants	$-	$-	$26,000	$26,000
Investment in marketable securities:
Basic materials	779,000	-	-	779,000
Industrial goods	426,000			426,000
Financial services	215,000			215,000
Energy	126,000	-	-	126,000
REITs and real estate companies	77,000	-	-	77,000
Other	191,000	-	-	191,000
	1,814,000	-	-	1,814,000
	$1,814,000	$-	$26,000	$1,840,000

As of June 30, 2014
Assets:	Level 1	Level 2	Level 3	Total
Other investments - warrants	$-	$-	$65,000	$65,000
Investment in marketable securities:
Basic materials	1,772,000	-	-	1,772,000
Technology	389,000	-	-	389,000
Financial services	175,000	-	-	175,000
REITs and real estate companies	167,000	-	-	167,000
Other	777,000	-	-	777,000
	3,280,000	-	-	3,280,000
	$3,280,000	$-	$65,000	$3,345,000

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

					Net loss for the nine months
Assets	Level 1	Level 2	Level 3	March 31, 2015	ended March 31, 2015

Other non-marketable investments	$-	$-	$5,112,000	$5,112,000	$(145,000)

					Net loss for the nine months
Assets	Level 1	Level 2	Level 3	June 30, 2014	ended March 31, 2014

Other non-marketable investments	$-	$-	$5,232,000	$5,232,000	$-

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

Information below represents reporting segments for the three months March 31, 2015 and 2014, respectively. Operating income from Hotel operations consists of the operation of the hotel and operation of the garage. Income (loss) from investment transactions consist of net investment gain (loss), impairment loss on other investments, net unrealized gain (loss) on other investments, dividend and interest income and trading and margin interest expense.

As of and for the three months	Hotel	Investment
ended March 31, 2015	Operations	Transactions	Other	Total
Revenues	$13,983,000	$-	$-	$13,983,000
Segment operating expenses	(11,997,000)	-	(159,000)	(12,156,000)
Segment income (loss)	1,986,000	-	(159,000)	1,827,000
Interest expense - mortgage	(1,913,000)	-	-	(1,913,000)
Depreciation and amortization expense	(696,000)	-	-	(696,000)
Loss from investments	-	(479,000)	-	(479,000)
Income tax benefit	-	-	503,000	503,000
Net income (loss)	$(623,000)	$(479,000)	$344,000	$(758,000)
Total assets	$43,532,000	$6,952,000	$9,678,000	$60,162,000

As of and for the three months	Hotel	Investment
ended March 31, 2014	Operations	Transactions	Other	Total
Revenues	$11,849,000	$-	$-	$11,849,000
Segment operating expenses	(10,320,000)	-	(179,000)	(10,499,000)
Segment income (loss)	1,529,000	-	(179,000)	1,350,000
Interest expense - mortgage	(1,766,000)	-	-	(1,766,000)
Depreciation and amortization expense	(441,000)	-	-	(441,000)
Loss from investments	-	(17,000)	-	(17,000)
Income tax benefit	-	-	332,000	332,000
Net income (loss)	$(678,000)	$(17,000)	$153,000	$(542,000)
Total assets	$40,511,000	$8,253,000	$25,430,000	$74,194,000

As of and for the nine months	Hotel	Investment
ended March 31, 2015	Operations	Transactions	Other	Total
Revenues	$42,857,000	$-	$-	$42,857,000
Segment operating expenses	(35,868,000)	-	(504,000)	(36,372,000)
Segment income (loss)	6,989,000	-	(504,000)	6,485,000
Interest expense - mortgage	(5,876,000)	-	-	(5,876,000)
Loss on disposal of assets	(51,000)	-	-	(51,000)
Depreciation and amortization expense	(2,002,000)	-	-	(2,002,000)
Loss from investments	-	(1,525,000)	-	(1,525,000)
Income tax benefit	-	-	1,232,000	1,232,000
Net income (loss)	$(940,000)	$(1,525,000)	$728,000	$(1,737,000)
Total assets	$43,532,000	$6,952,000	$9,678,000	$60,162,000

As of and for the nine months	Hotel	Investment
ended March 31, 2014	Operations	Transactions	Other	Total
Revenues	$37,428,000	$-	$-	$37,428,000
Segment operating expenses	(37,724,000)	-	(522,000)	(38,246,000)
Segment loss	(296,000)	-	(522,000)	(818,000)
Interest expense - mortgage	(3,168,000)	-	-	(3,168,000)
Interest expense - occupancy tax	(328,000)	-	-	(328,000)
Loss on extinguishment of debt	(3,910,000)	-	-	(3,910,000)
Loss on disposal of assets	(1,092,000)	-	-	(1,092,000)
Depreciation and amortization expense	(1,739,000)	-	-	(1,739,000)
Income from investments	-	235,000	-	235,000
Income tax benefit	-	-	2,593,000	2,593,000
Net income (loss)	$(10,533,000)	$235,000	$2,071,000	$(8,227,000)
Total assets	$40,511,000	$8,253,000	$25,430,000	$74,194,000

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

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated among the Company, the Company’s parent, Santa Fe and InterGroup, the parent of Santa Fe, based on management's estimate of the pro rata utilization of resources. For the three and nine months ended March 31, 2015 and 2014, these expenses were approximately $18,000 and $54,000, for each respective period.

During the three months ended March 31, 2015 and 2014, the Company received management fees from Justice Investors totaling $138,000 and $113,000, respectively. During the nine months ended March 31, 2015 and 2014, the Company received management fees from Justice Investors totaling $419,000 and $333,000, respectively.

These fees are eliminated in consolidation.

In connection with the redemption of limited partnership interests of Justice Investors, Limited Partnership (which took place during fiscal year ended June 30, 2014), Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice Investors. This agreement was superseded by a letter dated December 11, 2013 from Justice Investors, Limited Partnership, in which Justice Investors Limited Partnership assumed the payment obligations of Justice Operating Company, LLC. The first payment under this agreement was made concurrently with the closing of the loan agreements, with the remaining payments due upon Justice Investor’s having adequate available cash as described in the letter. As of March 31, 2015, $1,250,000 of these fees remain payable.

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

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The Company had a net loss of $758,000 for the three months ended March 31, 2015 compared to a net loss of $542,000 for the three months ended March 31, 2014. The higher net loss is primarily attributable losses related to the Company’s investment activities partially offset by the improvement in the operations of the hotel.

The Company had net loss from hotel operations of $623,000 for the three months ended March 31, 2015, compared to a net loss of $678,000 for the three months ended March 31, 2014. Hotel revenues increased substantially during the current quarter, however, operating expenses and interest expense also increased due to the parent loan interest expense.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended March 31, 2015 and 2014.

For the three months ended March 31,	2015	2014
Hotel revenues:
Hotel rooms	$10,824,000	$9,655,000
Food and beverage	2,164,000	1,372,000
Garage	699,000	679,000
Other operating departments	296,000	143,000
Total hotel revenues	13,983,000	11,849,000
Operating expenses, excluding non-recurring charges, depreciation and amortization	(11,997,000)	(10,620,000)
Operating income before non-recurring charges, interest and depreciation and amortization	1,986,000	1,229,000
Hotel restructuring costs	-	300,000
Income (loss) before loss on disposal of assets , interest and depreciation and amortization	1,986,000	1,529,000
Interest expense - mortgage	(1,913,000)	(1,766,000)
Depreciation and amortization expense	(696,000)	(441,000)

Net loss from Hotel operations	$(623,000)	$(678,000)

For the three months ended March 31, 2015, the Hotel generated operating income of $1,986,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $13,983,000 compared to operating income of $1,229,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $11,849,000 for the three months ended March 31, 2014. Room revenues increased by $1,169,000 for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily as the result of higher room rates and increased occupancy from business groups. Food and beverage revenue also increased by $792,000 as result of increase in group stays during the current period.

Operating expenses increased by $1,377,000 compared to the prior period primarily due to higher employee related expenses, room occupancy related expenses and food and beverage related expenses, franchise and credit card fees as the result in the increase in revenues. Legal expenses also increased as the result of the current litigation.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the three months ended March 31, 2015 and 2014.

Three Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR

2015	$242	91%	$221
2014	$226	87%	$197

Room revenues remained strong as the San Francisco market continued to have good demand for higher rated business. The Hotel’s average daily rate increased by $16 for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, while occupancy percentages increased to 91%. As a result, the Hotel was able to achieve a RevPAR number that was $24 higher than the comparative three month period.

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

The Company had a net loss on marketable securities of $244,000 for the three months ended March 31, 2015 compared to a net gain on marketable securities of $24,000 for the three months ended March 31, 2014. Approximately $195,000 of the $244,000 net loss is related to the Company’s investment in the common stock of Comstock. Such investments represent approximately 40% of the Company’s portfolio. For the three months ended March 31, 2015, the Company had a net realized loss of $41,000 and a net unrealized loss of $203,000. For the three months ended March 31, 2014, the Company had a net realized gain of $183,000 and a net unrealized loss of $159,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

During the three months ended March 31, 2015, the Company performed an impairment analysis of its other investments and determined that one of its investments had an other than temporary impairment and recorded impairment losses of $145,000.

The Company consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel.  The income tax benefit during the three months ended March 31, 2015 and 2014 represents the income tax effect on the Company’s pretax loss which includes its share in net loss of the Hotel. The Company’s tax benefit as a percentage of the Company’s loss before income taxes has increased in fiscal 2015 due to the redemption and a larger ownership in Justice.

Nine Months ended March 31, 2015 Compared to Nine Months ended March 31, 2014

The Company had a net loss of $1,737,000 for the nine months ended March 31, 2015 compared to a net loss of $8,227,000 for the nine months ended March 31, 2014. The decrease in the net loss is primarily attributable to all of the costs associated with the redemption of the limited partners of Justice that occurred in the nine months ended March 31, 2014 partially offset by higher losses from the Company’s investment activities during the current period.

The Company had net loss from hotel operations of $940,000 for the nine months ended March 31, 2015, compared to a net loss of $10,533,000 for the nine months ended March 31, 2014. The decrease in the net loss as noted above was primarily attributable to all of the costs associated with the redemption of the limited partners of Justice that occurred in the nine months ended March 31, 2014. Although revenues from the Hotel increased during the current period, the increase was offset by higher operating expenses and mortgage interest expense.

The following table sets forth a more detailed presentation of Hotel operations for the nine months ended March 31, 2015 and 2014.

For the nine months ended March 31,	2015	2014
Hotel revenues:
Hotel rooms	$34,084,000	$30,470,000
Food and beverage	5,810,000	4,268,000
Garage	2,117,000	2,178,000
Other operating departments	846,000	512,000
Total hotel revenues	42,857,000	37,428,000
Operating expenses, excluding non-recurring charges, depreciation and amortization	(35,868,000)	(29,645,000)
Operating income before non-recurring charges, interest and depreciation and amortization	6,989,000	7,783,000
Hotel restructuring costs	-	(6,995,000)
Hotel occupancy tax - penalty fees	-	(1,084,000)
Income (loss) before loss on extinguishment of debt, loss on disposal of assets , interest, depreciation and amortization	6,989,000	(296,000)
Loss on extinguishment of debt	-	(3,910,000)
Loss on disposal of assets	(51,000)	(1,092,000)
Interest expense - mortgage	(5,876,000)	(3,168,000)
Interest expense - occupancy tax	-	(328,000)
Depreciation and amortization expense	(2,002,000)	(1,739,000)

Net loss from Hotel operations	$(940,000)	$(10,533,000)

For the nine months ended March 31, 2015, the Hotel generated operating income of $6,989,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $42,857,000 compared to operating income of $7,783,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $37,428,000 for the nine months ended March 31, 2014. Room revenues increased by $3,614,000 for the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014 primarily as the result of higher room rates and increased occupancy from business groups. Food and beverage revenue also increased by $1,542,000 as result of increase in group stays during the current period.

Operating expenses increased by $6,223,000 compared to the prior period primarily due to higher legal fees and higher operating expenses which include employee related expenses, room occupancy related expenses and food and beverage related expenses, franchise and credit card fees as the result in the increase in revenues and higher property taxes as the result of the redemption the limited partners and the refinancing of the Hotel. Legal expenses increased as the result of the current litigation.

Mortgage interest increased as the result of having nine months of interest expense on the new mortgage loans versus only three months and also due to the $4,250,000 parent company loan.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the nine months ended March 31, 2015 and 2014.

Nine Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR

2015	$248	92%	$229
2014	$227	90%	$205

Room revenues remained strong as the San Francisco market continued to have good demand for higher rated business. The Hotel’s average daily rate increased by $21 for the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014, while occupancy percentages increase to 92% from 90%. As a result, the Hotel was able to achieve a RevPAR number that was $24 higher than the comparative three month period.

The Company had a net loss on marketable securities of $1,277,000 for the nine months ended March 31, 2015 compared to a net gain on marketable securities of $231,000 for the nine months ended March 31, 2014. Approximately $915,000 of the $1,277,000 net loss is related to the Company’s investment in the common stock of Comstock. Such investments represent approximately 40% of the Company’s portfolio. For the nine months ended March 31, 2015, the Company had a net realized gain of $15,000 and a net unrealized loss of $1,292,000. For the nine months ended March 31, 2014, the Company had a net realized gain of $189,000 and a net unrealized gain of $4,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

During the nine months ended March 31, 2015, the Company performed an impairment analysis of its other investments and determined that one of its investments had an other than temporary impairment and recorded impairment losses of $145,000.

The Company consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel.  The income tax benefit during the nine months ended March 31, 2015 and 2014 represents the income tax effect on the Company’s pretax loss which includes its share in net loss of the Hotel. The Company’s tax benefit as a percentage of the Company’s loss before income taxes has increased in fiscal 2015 due to the redemption and a larger ownership in Justice.

MARKETABLE SECURITIES

As of March 31, 2015 and June 30, 2014, the Company had investments in marketable equity securities of $1,814,000 and $3,280,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups as:

As of March 31, 2015		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$779,000	42.9%
Industrial goods	426,000	23.5%
Financial services	215,000	6.9%
Energy	126,000	11.9%
REITs and real estate companies	77,000	4.2%
Other	191,000	10.6%
	$1,814,000	100.0%

As of June 30, 2014		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$1,772,000	54.0%
Technology	389,000	11.9%
Financial services	175,000	5.3%
REITs and real estate companies	167,000	5.1%
Other	777,000	23.7%
	$3,280,000	100.0%

The Company’s investment in marketable securities portfolio is diversified with 29 different equity positions as of March 31, 2015. The Company holds four equity securities that are individually more than 10% of the equity value of the portfolio. The largest security represents 40% of the portfolio and consists of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE MKT: LODE) which is included in the basic materials industry group. The amount of the Company’s investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 10% of its total portfolio value, that investment could eventually exceed 10% as a result of equity appreciation or reduction of other positions. A significant percentage of the portfolio consists of common stock in Comstock that was obtained through dividend payments by Comstock on its 7.5% Series A-1 Convertible Preferred Stock. The Company also owns Comstock convertible preferred stock that is valued at its cost basis of $4,410,000 as of March 31, 2015 and June 30, 2014 and included in Other Investments.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of March 31, 2015, the Company’s material financial obligations which also including interest payments.

		3 Months	Year	Year	Year	Year
	Total	2015	2016	2017	2018	2019	Thereafter
Mortgage and subordinated notes payable	$117,000,000	$-	$-	$672,000	$1,398,000	$1,473,000	$113,457,000
Other notes payable	4,791,000	121,000	296,000	4,374,000	-	-	-
Interest	57,842,000	1,906,000	7,609,000	7,536,000	7,070,000	6,489,000	27,232,000
Total	$179,633,000	$2,027,000	$7,905,000	$12,582,000	$8,468,000	$7,962,000	$140,689,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the portrayal of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the nine months March 31, 2015. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2014 for a summary of the critical accounting policies.

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

PORTSMOUTH SQUARE, INC.
(Registrant)

Date:	May 11, 2015	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date:	May 11, 2015	by	/s/ Geoffrey M. Palermo
Assistant Secretary

Date:	May 11, 2015	by	/s/ David T. Nguyen
David T. Nguyen, Treasurer
and Controller

- 21 -