Form 10-Q
period 2015-09-30
PORTSMOUTH SQUARE INC
filed 2015-10-29
CIK 79661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

☐ Yes ☒ No

The number of shares outstanding of registrant’s Common Stock, as of October 9, 2015, was 734,183.

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of	September 30, 2015	June 30, 2015
	(Unaudited)
ASSETS
Investment in Hotel, net	$37,068,000	$36,567,000
Investment in real estate	973,000	973,000
Investment in marketable securities	5,697,000	1,301,000
Other investments, net	575,000	5,003,000
Cash and cash equivalents	3,814,000	1,077,000
Restricted cash - mortgage impounds	844,000	587,000
Accounts receivable - Hotel, net	2,229,000	6,791,000
Other assets, net	3,224,000	3,399,000
Deferred tax asset	7,908,000	8,351,000

Total assets	$62,332,000	$64,049,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
Accounts payable and other liabilities	$12,359,000	$14,622,000
Related party and other notes payable	9,031,000	9,155,000
Mortgage notes payable - Hotel	117,000,000	117,000,000

Total liabilities	138,390,000	140,777,000

Commitments and contingencies
Shareholders' deficit:
Common stock, no par value: Authorized shares - 750,000; 734,183 shares issued and outstanding shares	2,092,000	2,092,000
Accumulated deficit	(71,928,000)	(72,523,000)
Total Portsmouth shareholders' deficit	(69,836,000)	(70,431,000)
Noncontrolling interest	(6,222,000)	(6,297,000)
Total shareholders' deficit	(76,058,000)	(76,728,000)

Total liabilities and shareholders' deficit	$62,332,000	$64,049,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three months ended September 30,	2015	2014

Revenue - Hotel	$15,138,000	$14,830,000

Costs and operating expenses
Hotel operating expenses	(11,193,000)	(11,838,000)
Hotel depreciation and amortization expense	(713,000)	(642,000)
General and administrative expense	(203,000)	(188,000)

Total costs and operating expenses	(12,109,000)	(12,668,000)

Income from operations	3,029,000	2,162,000

Other income (expense)
Interest expense - mortgage	(1,941,000)	(2,024,000)
Loss on disposal of assets	(30,000)	-
Net gain (loss) on marketable securities	104,000	(479,000)
Net unrealized loss on other investments	(19,000)	(25,000)
Dividend and interest income	2,000	3,000
Trading and margin interest expense	(32,000)	(91,000)

Other expense, net	(1,916,000)	(2,616,000)

Income (loss) before income taxes	1,113,000	(454,000)
Income tax (expense) benefit	(443,000)	182,000

Net income (loss)	670,000	(272,000)
Less: Net loss attributable to the noncontrolling interest	(75,000)	(13,000)

Net income (loss) attributable to Portsmouth	$595,000	$(285,000)

Basic and diluted net income (loss) per share attributable to Portsmouth	$0.81	$(0.39)

Weighted average number of common shares outstanding - basic and diluted	734,183	734,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENDSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the three months ended September 30,	2015	2014
Cash flows from operating activities:
Net income (loss)	$670,000	$(272,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net unrealized (gain) loss on marketable securities	(129,000)	522,000
Unrealized loss on other investments	19,000	25,000
Loss on disposal of assets	30,000	-
Depreciation and amortization	713,000	642,000
Changes in assets and liabilities:
Investment in marketable securities	142,000	173,000
Accounts receivable	4,562,000	(383,000)
Other assets	222,000	339,000
Accounts payable and other liabilities	(2,263,000)	(3,333,000)
Due to securities broker	-	(629,000)
Obligations for securities sold	-	670,000
Deferred tax asset	443,000	(182,000)
Net cash provided by (used in) operating activities	4,409,000	(2,428,000)

Cash flows from investing activities:
Payments for hotel furniture, equipment and building improvements	(1,291,000)	(1,314,000)
Net cash provided used in investing activities	(1,291,000)	(1,314,000)

Cash flows from financing activities:
Restricted cash - (payments to) withdrawal of mortgage impounds, net	(257,000)	98,000
Net (payments) proceeds from mortgage and other notes payable	(124,000)	4,360,000
Net cash (used in) provided by financing activities	(381,000)	4,458,000

Net increase in cash and cash equivalents	2,737,000	716,000
Cash and cash equivalents at the beginning of the period	1,077,000	1,058,000
Cash and cash equivalents at the end of the period	$3,814,000	$1,774,000

Supplemental information:
Interest paid	$1,941,000	$2,038,000

Non-cash transaction:
Conversion of other investments to marketable securities	$4,410,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements included herein have been prepared by Portsmouth Square, Inc. (“Portsmouth” or the “Company”), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of Portsmouth and the notes therein included in the Company's Annual Report on Form 10-K for the year ended June 30, 2015. The June 30, 2015 Condensed Consolidated Balance Sheet was derived from the Company’s Form 10-K for the year ended June 30, 2015.

The results of operations for the three months ended September 30, 2015 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2016.

For the three months ended September 30, 2015 and 2014, the Company had no components of comprehensive income other than net income itself.

As of September 30, 2015, Santa Fe Financial Corporation (“Santa Fe”), a public company, owns approximately 68.8% of the outstanding common shares of Portsmouth Square, Inc. (“Portsmouth” or the “Company”). Santa Fe is an 81.7%-owned subsidiary of The InterGroup Corporation (“InterGroup”), a public company. InterGroup also directly owns approximately 13.1% of the common stock of Portsmouth.

Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice Investors, a California limited partnership (“Justice” or the “Partnership”). Portsmouth controls approximately 93% of the voting interest in Justice and is the sole general partner.

Justice, through its subsidiaries Justice Holdings Company, LLC (“Holdings”), a Delaware Limited Liability Company, Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”), owns a 543-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the Hotel) and related facilities including a five level underground parking garage. Holdings and Mezzanine are both a wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the Mezzanine borrower under certain indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is operated by the partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (Hilton) . Justice also has a Management Agreement with Prism Hospitality L.P. (“Prism”) to perform management functions for the Hotel. The management agreement with Prism had an original term of ten years and can be terminated at any time with or without cause by the Partnership owner. Effective January 2014, the management agreement with Prism was amended by the Partnership. Effective December 1, 2013, GMP Management, Inc., a company owned by a Justice limited partner and related party, also provides management services for the Partnership pursuant to a Management Services Agreement, which is for a term of 3 years, but which can be terminated earlier by the Partnership for cause.

Portsmouth also receives management fees as a general partner of Justice for its services in overseeing and managing the Partnership’s assets. Those fees are eliminated in consolidation.

Basic income (loss) per share is calculated based upon the weighted average number of common shares outstanding during each period. During the three months September 30, 2015 and 2014, the Company did not have any potentially dilutive securities outstanding.

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and early application is permitted. We are in the process of evaluating this guidance.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the consolidation analysis for both the variable interest model and for the voting model for limited partnerships and similar entities. ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015 and for interim periods within those fiscal years, early application is permitted. ASU 2015-02 provides for one of two methods of transition: retrospective application to each prior period presented; or recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. We are in the process of evaluating this guidance and our method of adoption.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)(“ASU 2014-08”). The amendments in ASU 2014-08 provide guidance for the recognition of discontinued operations, change the requirements for reporting discontinued operations in ASC 205-20, “Discontinued Operations” (“ASC 205-20”) and require additional disclosures about discontinued operations. ASU 2014-08 is effective for the Company for annual periods beginning after December 15, 2014. The Company adopted this standard in the quarter ended September 30, 2015 and it did not have an impact on its consolidated financial statements as it relates primarily to how items are presented in the financial statements.

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

NOTE 2 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
September 30, 2015	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Furniture and equipment	26,197,000	(21,965,000)	4,232,000
Building and improvements	54,502,000	(22,790,000)	31,712,000
	$81,823,000	$(44,755,000)	$37,068,000

		Accumulated	Net Book
June 30, 2015	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Furniture and equipment	25,958,000	(21,605,000)	4,353,000
Building and improvements	53,641,000	(22,551,000)	31,090,000
	$80,723,000	$(44,156,000)	$36,567,000

NOTE 3 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At September 30, 2015 and June 30, 2015, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Gain (Loss)	Value

As of September 30, 2015
Corporate
Equities	$6,277,000	$359,000	$(939,000)	$(580,000)	$5,697,000

As of June 30, 2015
Corporate
Equities	$2,009,000	$240,000	$(948,000)	$(708,000)	$1,301,000

As of September 30, 2015, approximately 95% of the investment marketable securities balance above is comprised of the common stock of Comstock Mining, Inc.

As of September 30, 2015 and June 30, 2015, the Company had $935,000 and $940,000, respectively, of unrealized losses related to securities held for over one year.

Net gain (loss) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the three months September 30, 2015 and 2014, respectively.

For the three months ended September 30,	2015	2014
Realized (loss) gain on marketable securities	$(25,000)	$43,000
Unrealized gain (loss) on marketable securities	129,000	(522,000)

Net gain (loss) on marketable securities	$104,000	$(479,000)

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

Other investments, net consist of the following:

Type	September 30, 2015	June 30, 2015
Preferred stock - Comstock, at cost	$-	$4,410,000
Private equity hedge fund, at cost	456,000	456,000
Other preferred stock	102,000	112,000
Warrants - at fair value	17,000	25,000
	$575,000	$5,003,000

As of June 30, 2015, the Company had $4,410,000 (4,410 preferred shares) held in Comstock Mining, Inc. (“Comstock” – OTCBB: LODE) 7 1/2% Series A-1 Convertible Preferred Stock (the “A-1 Preferred”).

On August 27, 2015, all of such preferred stock was converted into common stock of Comstock. Such shares are now included on the balance sheet under “Investment in marketable securities”.

NOTE 5 - FAIR VALUE MEASUREMENTS

The carrying values of the Company’s financial instruments not required to be carried at fair value on a recurring basis approximate fair value due to their short maturities (i.e., accounts receivable, other assets, accounts payable and other liabilities) or the nature and terms of the obligation (i.e., other notes payable and mortgage notes payable).

The assets measured at fair value on a recurring basis are as follows:

As of September 30, 2015
Assets:	Level 1	Level 2	Level 3	Total
Other investments - warrants	$-	$-	$17,000	$17,000
Investment in marketable securities:
Basic materials	5,422,000	-	-	5,422,000
Other	275,000	-	-	275,000
	5,697,000	-	-	5,697,000
	$5,697,000	$-	$17,000	$5,714,000

As of June 30, 2015
Assets:	Level 1	Level 2	Level 3	Total
Other investments - warrants	$-	$-	$25,000	$25,000
Investment in marketable securities:
Basic materials	926,000	-	-	926,000
Other	375,000	-	-	375,000
	1,301,000	-	-	1,301,000
	$1,301,000	$-	$25,000	$1,326,000

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

					Net loss for the three months
Assets	Level 1	Level 2	Level 3	September 30, 2015	ended September 30, 2015

Other non-marketable investments	$-	$-	$558,000	$558,000	$-

					Net loss for the three months
Assets	Level 1	Level 2	Level 3	June 30, 2015	ended September 30, 2014

Other non-marketable investments	$-	$-	$4,978,000	$4,978,000	$-

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

Information below represents reporting segments for the three months September 30, 2015 and 2014, respectively. Operating income from Hotel operations consists of the operation of the hotel and operation of the garage. Income (loss) from investment transactions consist of net investment gain (loss), impairment loss on other investments, net unrealized gain (loss) on other investments, dividend and interest income and trading and margin interest expense.

As of and for the three months	Hotel	Investment
ended September 30, 2015	Operations	Transactions	Other	Total
Revenues	$15,138,000	$-	$-	$15,138,000
Segment operating expenses	(11,193,000)	-	(203,000)	(11,396,000)
Segment income (loss)	3,945,000	-	(203,000)	3,742,000
Interest expense - mortgage	(1,941,000)	-	-	(1,941,000)
Loss on disposal of assets	(30,000)	-	-	(30,000)
Depreciation and amortization expense	(713,000)	-	-	(713,000)
Income from investments	-	55,000	-	55,000
Incomt tax expense	-	-	(443,000)	(443,000)
Net income (loss)	$1,261,000	$55,000	$(646,000)	$670,000
Total assets	$46,672,000	$6,272,000	$9,388,000	$62,332,000

As of and for the three months	Hotel	Investment
ended September 30, 2014	Operations	Transactions	Other	Total
Revenues	$14,830,000	$-	$-	$14,830,000
Segment operating expenses	(11,838,000)	-	(188,000)	(12,026,000)
Segment income (loss)	2,992,000	-	(188,000)	2,804,000
Interest expense - mortgage	(2,024,000)	-	-	(2,024,000)
Depreciation and amortization expense	(642,000)	-	-	(642,000)
Loss from investments	-	(592,000)	-	(592,000)
Income tax benefit	-	-	182,000	182,000
Net income (loss)	$326,000	$(592,000)	$(6,000)	$(272,000)
Total assets	$35,061,000	$7,857,000	$37,416,000	$80,334,000

NOTE 7 - RELATED PARTY TRANSACTIONS

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated among the Company, the Company’s parent, Santa Fe and InterGroup, the parent of Santa Fe, based on management's estimate of the pro rata utilization of resources. For the three months ended September 30, 2015 and 2014, these expenses were approximately $18,000 for each respective period.

During the three months ended September 30, 2015 and 2014, the Company received management fees from Justice Investors totaling $163,000 and $140,000, respectively. These fees were eliminated in consolidation.

In connection with the redemption of limited partnership interests of Justice Investors, Limited Partnership (which took place during fiscal year ended June 30, 2014), Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice Investors. This agreement was superseded by a letter dated December 11, 2013 from Justice Investors, Limited Partnership, in which Justice Investors Limited Partnership assumed the payment obligations of Justice Operating Company, LLC. The first payment under this agreement was made concurrently with the closing of the loan agreements, with the remaining payments due upon Justice Investor’s having adequate available cash as described in the letter. As of September 30, 2015, $400,000 of these fees remain outstanding.

Four of the Portsmouth directors serve as directors of Intergroup. Three of those directors also serve as directors of Santa Fe. The three Santa Fe directors also serve as directors of InterGroup.

John V. Winfield serves as Chief Executive Officer and Chairman of the Company, Santa Fe, and InterGroup.  Depending on certain market conditions and various risk factors, the Chief Executive Officer, Santa Fe and InterGroup may, at times, invest in the same companies in which the Company invests.  The Company encourages such investments because it places personal resources of the Chief Executive Officer and the resources of Santa Fe and InterGroup, at risk in connection with investment decisions made on behalf of the Company.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “could,” “might” and similar expressions, are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, such as national and worldwide economic conditions, including the impact of recessionary conditions on tourism, travel and the lodging industry, the impact of terrorism and war on the national and international economies, including tourism and securities markets, energy and fuel costs, natural disasters, general economic conditions and competition in the hotel industry in the San Francisco area, seasonality, labor relations and labor disruptions, actual and threatened pandemics such as swine flu, partnership distributions, the ability to obtain financing at favorable interest rates and terms, securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

The Hotel is operated by the Partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (Hilton) . The Partnership entered into a Franchise License Agreement with the HLT Franchise Holding LLC (Hilton) on December 10, 2004. The term of the License Agreement was for an initial period of 15 years commencing on the opening date, with an option to extend the License Agreement for another five years, subject to certain conditions. On June 26, 2015, the Partnership and Hilton entered into an amended franchise agreement which extended the License Agreement through 2030, modified the monthly royalty rate, extended geographic protection to the Partnership and also provided the Partnership certain key money cash incentives to be earned through 2030. The key money cash incentives were received on July 1, 2015.

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

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The Company had a net income of $670,000 for the three months ended September 30, 2015 compared to a net loss of $272,000 for the three months ended September 30, 2014. The net income generated in current quarter is primarily attributable to the increased income from hotel operations and to a lesser extent, net gains from the Company’s investment activities.

The Company had net income from hotel operations of $1,261,000 for the three months ended September 30, 2015, compared to a net income of $326,000 for the three months ended September 30, 2014. Hotel revenues increased during the current quarter, while operating expenses increased by a lower percentage relative to the increase in revenues.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended September 30, 2015 and 2014.

For the three months ended September 30,	2015	2014
Hotel revenues:
Hotel rooms	$12,607,000	$12,344,000
Food and beverage	1,650,000	1,573,000
Garage	685,000	697,000
Other operating departments	196,000	216,000
Total hotel revenues	15,138,000	14,830,000
Operating expenses, excluding loss on disposal of assets, depreciation and amortization	(11,193,000)	(11,838,000)
Operating income before loss on disposal of assets, interest and depreciation and amortization	3,945,000	2,992,000
Loss on disposal of assets	(30,000)	-
Interest expense - mortgage	(1,941,000)	(2,024,000)
Depreciation and amortization expense	(713,000)	(642,000)

Net income from Hotel operations	$1,261,000	$326,000

For the three months ended September 30, 2015, the Hotel generated operating income of $3,945,000 before the loss on disposal of assets and interest and depreciation and amortization on total operating revenues of $15,138,000 compared to operating income of $2,992,000 before the loss on disposal of assets and interest and depreciation and amortization on total operating revenues of $14,830,000 for the three months ended September 30, 2014.  Room revenues increased by $263,000 for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily as the result of higher room rates.  Food and beverage revenue also increased by $77,000 as the result of the increase in room service and wine bar revenue during the current period.

Operating expenses decreased by $645,000 compared to the prior period primarily due to royalty fees reduction per the new Hilton franchise agreement.  Legal expenses also decreased as the result of coming closer to a settlement of the current litigation.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the three months ended September 30, 2015 and 2014.

Three Months Ended September 30,	Average Daily Rate	Average Occupancy %	RevPAR

2015	$265	95%	$252
2014	$258	96%	$247

The Hotel’s revenues increased by 2.1% quarter over quarter same time last year. Average daily rate increased by $7 for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. As a result, the Hotel was able to achieve a RevPAR number that was $5 higher than the comparative three month period.

Our highest priority is guest satisfaction. We believe that enhancing the guest experience differentiates the Hotel from our competition by building the most sustainable guest loyalty program. For the quarter, our loyalty score improved by one point percentage. This was achieved due to continued training of team members on Hilton brand standards and guest satisfaction, hiring and retaining talents in key operations, and enhancing the arrival experience. The carpet flooring in the lobby was replaced by oak wood, creating an open and welcoming environment. The furniture in the lobby, the porte cochere, and the second floor have been modernized. The third floor carpets and doors have been replaced. The Wellness Center on the fifth floor features a new spa with two treatment rooms and a room for manicure and pedicure. The fitness center has been expanded with state of the art equipment.

In order to further enhance the client experience, the Hotel plans to renovate the fourth floor meeting rooms to make a state of the art meeting space. The fourth floor bathrooms will also be renovated. In the guest rooms, the bathrooms will be remodeled with modern shower amenities, and the desk tables and the night stands will be updated with granite tops for a sleek and modern look.  And finally, the Hotel, in conjunction with the Chinese Cultural Center, is developing a landscape area on the Pedestrian Bridge that connects the Hotel to Portsmouth Square. We continue to take steps that further develop our ties with the local Chinese community and the city of San Francisco, representing good corporate citizenship and promoting important, new business opportunities.

The Company had a net gain on marketable securities of $104,000 for the three months ended September 30, 2015 compared to a net loss on marketable securities of $479,000 for the three months ended September 30, 2014. Approximately $94,000 of the $104,000 net gain is related to the Company’s investment in the common stock of Comstock. Such investments represent approximately 95% of the Company’s portfolio as of September 30, 2015. For the three months ended September 30, 2015, the Company had a net realized loss of $25,000 and a net unrealized gain of $129,000. For the three months ended September 30, 2014, the Company had a net realized gain of $43,000 and a net unrealized loss of $522,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel.  The income tax (expense) benefit during the three months ended September 30, 2015 and 2014 represents the income tax effect on the Company’s pretax income (loss) which includes its share in net income (loss) of the Hotel.

MARKETABLE SECURITIES

As of September 30, 2015 and June 30, 2015, the Company had investments in marketable equity securities of $5,697,000 and $1,301,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups as:

As of September 30, 2015		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$5,422,000	95.1%
Other	275,000	4.9%
	$5,697,000	100.0%

As of June 30, 2015		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$926,000	71.2%
Other	375,000	28.8%
	$1,301,000	100.0%

The Company’s investment in marketable securities portfolio consists primarily of (95.1%) of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE MKT: LODE) which is included in the basic materials industry group. The significant increase in the Company’s investment in Comstock was due to the conversion of the $4,410,000 (4,410 preferred shares) held in Comstock Mining, Inc. (“Comstock” – OTCBB: LODE) 7 1/2% Series A-1 Convertible Preferred Stock (the “A-1 Preferred”) to common stock on August 27, 2015. The A-1 Preferred was previously included in other investments prior to its conversion.

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

On July 2, 2014, the Partnership obtained from the Intergroup Corporation (parent company of Portsmouth) an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. Intergroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The proceeds of the loan were applied to the July 2014 payments to Holdings described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of September 30, 2015, the Company’s material financial obligations which also including interest payments.

		9 Months	Year	Year	Year	Year
	Total	2016	2017	2018	2019	2020	Thereafter
Mortgage and subordinated notes payable	$117,000,000	$-	$672,000	$1,398,000	$1,473,000	$1,553,000	$111,904,000
Other notes payable	9,031,000	395,000	4,723,000	406,000	362,000	362,000	2,783,000
Interest	47,657,000	5,663,000	7,281,000	6,560,000	5,979,000	5,451,000	16,723,000
Total	$173,688,000	$6,058,000	$12,676,000	$8,364,000	$7,814,000	$7,366,000	$131,410,000

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no material off balance sheet arrangements.

IMPACT OF INFLATION

Hotel room rates are typically impacted by supply and demand factors, not inflation, since rental of a hotel room is usually for a limited number of nights. Room rates can be, and usually are, adjusted to account for inflationary cost increases. Since the Company has the power and ability to adjust hotel room rates on an ongoing basis, there should be minimal impact on partnership revenues due to inflation. Partnership revenues are also subject to interest rate risks, which may be influenced by inflation. For the two most recent fiscal years, the impact of inflation on the Company's income is not viewed by management as material.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the portrayal of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the three months September 30, 2015. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2015 for a summary of the critical accounting policies.

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

PORTSMOUTH SQUARE, INC.
(Registrant)

Date: October 29, 2015	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date: October 29, 2015	by	/s/ Geoffrey M. Palermo
Assistant Secretary

Date: October 29, 2015	by	/s/ David T. Nguyen
David T. Nguyen, Treasurer
and Controller