Form 10-Q
period 2015-12-31
PORTSMOUTH SQUARE INC
filed 2016-02-05
CIK 79661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

☐ Yes  ☒ No

The number of shares outstanding of registrant’s Common Stock, as of January 8, 2016, was 734,183.

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of	December 31, 2015	June 30, 2015
	(Unaudited)
ASSETS
Investment in Hotel, net	$37,920,000	$36,567,000
Investment in real estate	973,000	973,000
Investment in marketable securities	4,011,000	1,301,000
Other investments, net	471,000	5,003,000
Cash and cash equivalents	3,321,000	1,077,000
Restricted cash - mortgage impounds	685,000	587,000
Accounts receivable - Hotel, net	1,129,000	6,791,000
Other assets, net	3,821,000	3,399,000
Deferred tax asset	9,133,000	8,351,000

Total assets	$61,464,000	$64,049,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
Accounts payable and other liabilities	$13,479,000	$14,622,000
Related party and other notes payable	8,893,000	9,155,000
Mortgage notes payable - Hotel	117,000,000	117,000,000

Total liabilities	139,372,000	140,777,000

Commitments and contingencies
Shareholders' deficit:
Common stock, no par value: Authorized shares - 750,000; 734,183 shares issued and outstanding shares	2,092,000	2,092,000
Accumulated deficit	(73,706,000)	(72,523,000)
Total Portsmouth shareholders' deficit	(71,614,000)	(70,431,000)
Noncontrolling interest	(6,294,000)	(6,297,000)
Total shareholders' deficit	(77,908,000)	(76,728,000)

Total liabilities and shareholders' deficit	$61,464,000	$64,049,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three months ended December 31,	2015	2014

Revenue - Hotel	$13,713,000	$14,044,000

Costs and operating expenses
Hotel operating expenses	(11,969,000)	(12,033,000)
Hotel depreciation and amortization expense	(709,000)	(664,000)
General and administrative expense	(170,000)	(157,000)

Total costs and operating expenses	(12,848,000)	(12,854,000)

Income from operations	865,000	1,190,000

Other income (expense)
Interest expense - mortgage	(1,941,000)	(1,939,000)
Loss on disposal of assets	-	(51,000)
Net loss on marketable securities	(1,878,000)	(554,000)
Net unrealized loss on other investments	(13,000)	4,000
Impairment loss on other investments	(82,000)	-
Dividend and interest income	-	166,000
Trading and margin interest expense	(26,000)	(70,000)

Other expense, net	(3,940,000)	(2,444,000)

Loss before income taxes	(3,075,000)	(1,254,000)
Income tax benefit	1,225,000	547,000

Net loss	(1,850,000)	(707,000)
Less: Net loss attributable to the noncontrolling interest	72,000	54,000

Net loss attributable to Portsmouth	$(1,778,000)	$(653,000)

Basic and diluted net loss per share attributable to Portsmouth	$(2.42)	$(0.89)

Weighted average number of common shares outstanding - basic and diluted	734,183	734,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the six months ended December 31,	2015	2014

Revenue - Hotel	$28,851,000	$28,874,000

Costs and operating expenses
Hotel operating expenses	(23,162,000)	(23,871,000)
Hotel depreciation and amortization expense	(1,422,000)	(1,306,000)
General and administrative expense	(373,000)	(345,000)

Total costs and operating expenses	(24,957,000)	(25,522,000)

Income from operations	3,894,000	3,352,000

Other income (expense)
Interest expense - mortgage	(3,882,000)	(3,963,000)
Loss on disposal of assets	(30,000)	(51,000)
Net loss on marketable securities	(1,774,000)	(1,033,000)
Net unrealized loss on other investments	(32,000)	(21,000)
Impairment loss on other investments	(82,000)	-
Dividend and interest income	2,000	169,000
Trading and margin interest expense	(58,000)	(161,000)

Other expense, net	(5,856,000)	(5,060,000)

Loss before income taxes	(1,962,000)	(1,708,000)
Income tax benefit	782,000	729,000

Net loss	(1,180,000)	(979,000)
Less: Net (income) loss attributable to the noncontrolling interest	(3,000)	41,000

Net loss attributable to Portsmouth	$(1,183,000)	$(938,000)

Basic and diluted net loss per share attributable to Portsmouth	$(1.61)	$(1.28)

Weighted average number of common shares outstanding - basic and diluted	734,183	734,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENDSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the six months ended December 31,	2015	2014
Cash flows from operating activities:
Net loss	$(1,180,000)	$(979,000)
Adjustments to reconcile net loss to net cash privided by (used in) operating activities:
Net unrealized loss on marketable securities	1,749,000	1,089,000
Unrealized loss (gain) on other investments	41,000	(4,000)
Impairment loss on other investments	82,000	-
Loss on disposal of assets	30,000	51,000
Depreciation and amortization	1,422,000	1,306,000
Changes in assets and liabilities:
Investment in marketable securities	(50,000)	132,000
Accounts receivable	5,662,000	596,000
Other assets	(328,000)	(367,000)
Accounts payable and other liabilities	(1,143,000)	(3,368,000)
Due to securities broker	-	(280,000)
Obligations for securities sold	-	95,000
Deferred tax asset	(782,000)	(729,000)
Net cash provided by (used in) operating activities	5,503,000	(2,458,000)

Cash flows from investing activities:
Payments for hotel furniture, equipment and building improvements	(2,899,000)	(2,916,000)
Net cash used in investing activities	(2,899,000)	(2,916,000)

Cash flows from financing activities:
Restricted cash - (payments to) withdrawal of mortgage impounds, net	(98,000)	116,000
Net (payments) proceeds from mortgage and other notes payable	(262,000)	4,676,000
Net cash (used in) provided by financing activities	(360,000)	4,792,000

Net increase (decrease) in cash and cash equivalents	2,244,000	(582,000)
Cash and cash equivalents at the beginning of the period	1,077,000	1,058,000
Cash and cash equivalents at the end of the period	$3,321,000	$476,000

Supplemental information:
Interest paid	$3,882,000	$3,985,000

Non-cash transaction:
Conversion of other investments to marketable securities	$4,410,000	$-

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

The results of operations for the three and six months ended December 31, 2015 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2016.

For the three and six months ended December 31, 2015 and 2014, the Company had no components of comprehensive income other than net income itself.

As of December 31, 2015, Santa Fe Financial Corporation (“Santa Fe”), a public company, owns approximately 68.8% of the outstanding common shares of Portsmouth Square, Inc. (“Portsmouth” or the “Company”). Santa Fe is an 81.9%-owned subsidiary of The InterGroup Corporation (“InterGroup”), a public company. InterGroup also directly owns approximately 13.1% of the common stock of Portsmouth.

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

Basic loss per share is calculated based upon the weighted average number of common shares outstanding during each period. During the three and six months December 31, 2015 and 2014, the Company did not have any potentially dilutive securities outstanding.

Recently Issued Accounting Pronouncements

In November 2015, FASB issued Accounting Standards Update 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which is intended to improve how deferred taxes are classified on organizations’ balance sheets by eliminating the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will now be required to classify all deferred tax assets and liabilities as noncurrent. The changes are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, which means the first quarter of the Company’s fiscal year 2018. We are currently reviewing the ASU and assessing the potential impact on the consolidated financial statements.

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

NOTE 2 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
December 31, 2015	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Furniture and equipment	26,704,000	(22,346,000)	4,358,000
Building and improvements	55,527,000	(23,089,000)	32,438,000
	$83,355,000	$(45,435,000)	$37,920,000

		Accumulated	Net Book
June 30, 2015	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Furniture and equipment	25,958,000	(21,605,000)	4,353,000
Building and improvements	53,641,000	(22,551,000)	31,090,000
	$80,723,000	$(44,156,000)	$36,567,000

NOTE 3 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At December 31, 2015 and June 30, 2015, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Value

As of December 31, 2015
Corporate
Equities	$6,469,000	$157,000	$(2,615,000)	$(2,458,000)	$4,011,000

As of June 30, 2015
Corporate
Equities	$2,009,000	$240,000	$(948,000)	$(708,000)	$1,301,000

As of December 31, 2015, approximately 88% of the investment marketable securities balance above is comprised of the common stock of Comstock Mining, Inc.

As of December 31, 2015 and June 30, 2015, the Company had $1,137,000 and $940,000, respectively, of unrealized losses related to securities held for over one year.

Net loss on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the three and six months December 31, 2015 and 2014, respectively.

For the three months ended December 31,	2015	2014
Realized gain on marketable securities	$-	$13,000
Unrealized loss on marketable securities	(1,878,000)	(567,000)

Net loss on marketable securities	$(1,878,000)	$(554,000)

For the six months ended December 31,	2015	2014
Realized (loss) gain on marketable securities	$(25,000)	$56,000
Unrealized loss on marketable securities	(1,749,000)	(1,089,000)

Net loss on marketable securities	$(1,774,000)	$(1,033,000)

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

Other investments, net consist of the following:

Type	December 31, 2015	June 30, 2015
Preferred stock - Comstock, at cost	$-	$4,410,000
Private equity hedge fund, at cost	416,000	456,000
Other preferred stock	51,000	112,000
Warrants - at fair value	4,000	25,000
	$471,000	$5,003,000

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

The assets measured at fair value on a recurring basis are as follows:

As of December 31, 2015
Assets:	Level 1	Level 2	Level 3	Total
Other investments - warrants	$-	$-	$4,000	$4,000
Investment in marketable securities:
Basic materials	3,555,000	-	-	3,555,000
Other	456,000	-	-	456,000
	4,011,000	-	-	4,011,000
	$4,011,000	$-	$4,000	$4,015,000

As of June 30, 2015
Assets:	Level 1	Level 2	Level 3	Total
Other investments - warrants	$-	$-	$25,000	$25,000
Investment in marketable securities:
Basic materials	926,000	-	-	926,000
Other	375,000	-	-	375,000
	1,301,000	-	-	1,301,000
	$1,301,000	$-	$25,000	$1,326,000

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

					Net loss for the six months
Assets	Level 1	Level 2	Level 3	December 31, 2015	ended December 31, 2015

Other non-marketable investments	$-	$-	$467,000	$467,000	$(82,000)

					Net loss for the six months
Assets	Level 1	Level 2	Level 3	June 30, 2015	ended December 31, 2014

Other non-marketable investments	$-	$-	$4,978,000	$4,978,000	$-

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

Information below represents reporting segments for the three months December 31, 2015 and 2014, respectively. Operating income from Hotel operations consists of the operation of the hotel and operation of the garage. Income (loss) from investment transactions consist of net investment gain (loss), impairment loss on other investments, net unrealized gain (loss) on other investments, dividend and interest income and trading and margin interest expense.

As of and for the three months	Hotel	Investment
ended December 31, 2015	Operations	Transactions	Other	Total
Revenues	$13,713,000	$-	$-	$13,713,000
Segment operating expenses	(11,969,000)	-	(170,000)	(12,139,000)
Segment income (loss)	1,744,000	-	(170,000)	1,574,000
Interest expense - mortgage	(1,941,000)	-	-	(1,941,000)
Depreciation and amortization expense	(709,000)	-	-	(709,000)
Loss from investments	-	(1,999,000)	-	(1,999,000)
Income tax benefit	-	-	1,225,000	1,225,000
Net income (loss)	$(906,000)	$(1,999,000)	$1,055,000	$(1,850,000)
Total assets	$46,511,000	$4,482,000	$10,471,000	$61,464,000

As of and for the three months	Hotel	Investment
ended December 31, 2014	Operations	Transactions	Other	Total
Revenues	$14,044,000	$-	$-	$14,044,000
Segment operating expenses	(12,033,000)	-	(157,000)	(12,190,000)
Segment income (loss)	2,011,000	-	(157,000)	1,854,000
Interest expense - mortgage	(1,939,000)	-	-	(1,939,000)
Loss on disposal of assets	(51,000)	-	-	(51,000)
Depreciation and amortization expense	(664,000)	-	-	(664,000)
Loss from investments	-	(454,000)	-	(454,000)
Income tax benefit	-	-	547,000	547,000
Net income (loss)	$(643,000)	$(454,000)	$390,000	$(707,000)
Total assets	$44,307,000	$7,335,000	$9,096,000	$60,738,000

As of and for the six months	Hotel	Investment
ended December 31, 2015	Operations	Transactions	Other	Total
Revenues	$28,851,000	$-	$-	$28,851,000
Segment operating expenses	(23,162,000)	-	(373,000)	(23,535,000)
Segment income (loss)	5,689,000	-	(373,000)	5,316,000
Interest expense - mortgage	(3,882,000)	-	-	(3,882,000)
Loss on disposal of assets	(30,000)	-	-	(30,000)
Depreciation and amortization expense	(1,422,000)	-	-	(1,422,000)
Loss from investments	-	(1,944,000)	-	(1,944,000)
Income tax benefit	-	-	782,000	782,000
Net income (loss)	$355,000	$(1,944,000)	$409,000	$(1,180,000)
Total assets	$46,511,000	$4,482,000	$10,471,000	$61,464,000

As of and for the six months	Hotel	Investment
ended December 31, 2014	Operations	Transactions	Other	Total
Revenues	$28,874,000	$-	$-	$28,874,000
Segment operating expenses	(23,871,000)	-	(345,000)	(24,216,000)
Segment income (loss)	5,003,000	-	(345,000)	4,658,000
Interest expense - mortgage	(3,963,000)	-	-	(3,963,000)
Loss on disposal of assets	(51,000)	-	-	(51,000)
Depreciation and amortization expense	(1,306,000)	-	-	(1,306,000)
Loss from investments	-	(1,046,000)	-	(1,046,000)
Income tax benefit	-	-	729,000	729,000
Net income (loss)	$(317,000)	$(1,046,000)	$384,000	$(979,000)
Total assets	$44,307,000	$7,335,000	$9,096,000	$60,738,000

NOTE 7 - RELATED PARTY TRANSACTIONS

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated among the Company, the Company’s parent, Santa Fe and InterGroup, the parent of Santa Fe, based on management's estimate of the pro rata utilization of resources. For the three and six months ended December 31, 2015 and 2014, these expenses were approximately $18,000 and $36,000, for each respective period.

During the three months ended December 31, 2015 and 2014, the Company received management fees from Justice Investors totaling $137,000 and $140,000, respectively. During the six months ended December 31, 2015 and 2014, the Company received management fees from Justice Investors totaling $300,000 and $281,000, respectively.

These fees are eliminated in consolidation.

In connection with the redemption of limited partnership interests of Justice Investors, Limited Partnership (which took place during fiscal year ended June 30, 2014), Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice Investors. This agreement was superseded by a letter dated December 11, 2013 from Justice Investors, Limited Partnership, in which Justice Investors Limited Partnership assumed the payment obligations of Justice Operating Company, LLC. The first payment under this agreement was made concurrently with the closing of the loan agreements, with the remaining payments due upon Justice Investor’s having adequate available cash as described in the letter. As of December 31, 2015, $400,000 of these fees remain outstanding.

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

The Hotel is operated by the Partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (Hilton). The Partnership entered into a Franchise License Agreement with the HLT Franchise Holding LLC (Hilton) on December 10, 2004. The term of the License Agreement was for an initial period of 15 years commencing on the opening date, with an option to extend the License Agreement for another five years, subject to certain conditions. On June 26, 2015, the Partnership and Hilton entered into an amended franchise agreement which extended the License Agreement through 2030, modified the monthly royalty rate, extended geographic protection to the Partnership and also provided the Partnership certain key money cash incentives to be earned through 2030. The key money cash incentives were received on July 1, 2015.

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

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

The Company had a net loss of $1,850,000 for the three months ended December 31, 2015 compared to a net loss of $707,000 for the three months ended December 31, 2014. The increase in the net loss is primarily attributable to the higher net loss on marketable securities as the result of the decrease in the market value of the Company’s holdings in common stock of Comstock Mining, Inc.

The Company had a net loss from hotel operations of $906,000 for the three months ended December 31, 2015, compared to a net loss of $643,000 for the three months ended December 31, 2014. Hotel revenues decreased during the current quarter, while operating expenses also decreased by a lower percentage relative to the decrease in revenues.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended December 31, 2015 and 2014.

For the three months ended December 31,	2015	2014
Hotel revenues:
Hotel rooms	$10,796,000	$10,916,000
Food and beverage	1,858,000	2,073,000
Garage	674,000	721,000
Other operating departments	385,000	334,000
Total hotel revenues	13,713,000	14,044,000
Operating expenses, excluding loss on disposal of assets, depreciation and amortization	(11,969,000)	(12,033,000)
Operating income before loss on disposal of assets, interest and depreciation and amortization	1,744,000	2,011,000
Loss on disposal of assets	-	(51,000)
Interest expense - mortgage	(1,941,000)	(1,939,000)
Depreciation and amortization expense	(709,000)	(664,000)

Net income from Hotel operations	$(906,000)	$(643,000)

For the three months ended December 31, 2015, the Hotel generated operating income of $1,744,000 before the loss on disposal of assets and interest and depreciation and amortization on total operating revenues of $13,713,000 compared to operating income of $2,011,000 before the loss on disposal of assets and interest and depreciation and amortization on total operating revenues of $14,044,000 for the three months ended December 31, 2014.  Room revenues decreased by $120,000 for the three months ended December 31, 2015 compared to the three months ended December 31, 2014 primarily as the result of the decrease in group stays.  Food and beverage revenue also decreased by $215,000 as the result of lower catering and banquet services from groups.

Total operating expenses remained consistent with the prior comparable period. However, the Hotel did have a decrease in franchise fees and legal expenses offset by increases in property taxes, repairs and maintenance expense and management fees. Franchise fees decreased as the result of the new Hilton franchise agreement. Legal expenses decreased as the result of coming closer to a settlement of the current litigation.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the three months ended December 31, 2015 and 2014.

Three Months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPAR

2015	$243	89%	$216
2014	$245	89%	$218

The Hotel’s revenues decreased by 2.4% this quarter as compared to the previous comparable quarter. Average daily rate and RevPAR decreased by $2 for the three months ended December 31, 2015 compared to the three months ended December 31, 2014.

Our highest priority is guest satisfaction. We believe that enhancing the guest experience differentiates the Hotel from our competition by building the most sustainable guest loyalty program. The Hotel's loyalty score improved by five percentage points year-over-year and our overall service score by four percentage points. We attribute this improvement to continued training of team members on Hilton brand standards and guest satisfaction, hiring and retaining talents in key operations, and enhancing the arrival experience. In addition, the Hotel replaced the carpet flooring in the lobby with oak wood, creating an open and welcoming environment; modernized the furniture in the lobby, the porte cochere, and the second floor; and replaced the third floor carpets and doors. The Wellness Center on the fifth floor features a new spa with two treatment rooms and a room for manicure and pedicure which has been doing well. The fitness center has been expanded with state of the art equipment.

In order to further enhance the guest experience, the Hotel plans to renovate the fourth floor meeting rooms to make a state of the art meeting space and, concurrently, to renovate the fourth floor bathrooms. The hotel will remodel guest room bathrooms with modern shower amenities, and update desk tables and the night stands with granite tops for a sleek and modern look.  The Hotel is also looking into converting the carpet in the rooms to hardwood floors. Finally, the Hotel, in conjunction with the Chinese Cultural Center, is developing a landscape area on the Pedestrian Bridge that connects the Hotel to Portsmouth Square. We continue to take steps that further develop our ties with the local Chinese community and the city of San Francisco, representing good corporate citizenship and promoting important, new business opportunities.

The Company had a net loss on marketable securities of $1,878,000 for the three months ended December 31, 2015 compared to a net loss on marketable securities of $554,000 for the three months ended December 31, 2014. Approximately $1,855,000 of the $1,878,000 net loss is related to the Company’s investment in the common stock of Comstock. Such investments represent approximately 88% of the Company’s portfolio as of December 31, 2015. For the three months ended December 31, 2015, the Company had a net unrealized loss of $1,878,000. For the three months ended December 31, 2014, the Company had a net realized gain of $13,000 and a net unrealized loss of $567,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

During the three months ended December 31, 2015 and 2014, the Company performed an impairment analysis of its other investments and determined that its investments had an other than temporary impairment and recorded impairment losses of $82,000 in the current quarter. There were no such losses in the prior year comparable period.

The Company consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel.  The income tax benefit during the three months ended December 31, 2015 and 2014 represents the income tax effect on the Company’s pretax loss which includes its share in the net loss of the Hotel.

Six Months Ended December 31, 2015 Compared to Six Months Ended December 31, 2014

The Company had a net loss of $1,180,000 for the six months ended December 31, 2015 compared to a net loss of $979,000 for the six months ended December 31, 2014. The increase in the net loss is primarily attributable to the higher net loss on marketable securities as the result of the decrease in the market value of the Company’s holdings in common stock of Comstock Mining, Inc., partially offset by the higher income from Hotel operations.

The Company had net income from hotel operations of $355,000 for the six months ended December 31, 2015 compared to a net loss of $317,000 for the six months ended December 31, 2014. Hotel revenues remained relatively consistent for the six months ended December 31, 2015 compared to the same period in the prior year while operating expenses decreased.

The following table sets forth a more detailed presentation of Hotel operations for the six months ended December 31, 2015 and 2014.

For the six months ended December 31,	2015	2014
Hotel revenues:
Hotel rooms	$23,403,000	$23,260,000
Food and beverage	3,508,000	3,646,000
Garage	1,359,000	1,418,000
Other operating departments	581,000	550,000
Total hotel revenues	28,851,000	28,874,000
Operating expenses, excluding loss on disposal of assets, depreciation and amortization	(23,162,000)	(23,871,000)
Operating income before loss on disposal of assets, interest and depreciation and amortization	5,689,000	5,003,000
Loss on disposal of assets	(30,000)	(51,000)
Interest expense - mortgage	(3,882,000)	(3,963,000)
Depreciation and amortization expense	(1,422,000)	(1,306,000)

Net income (loss) from Hotel operations	$355,000	$(317,000)

For the six months ended December 31, 2015, the Hotel generated operating income of $5,689,000 before the loss on disposal of assets and interest and depreciation and amortization on total operating revenues of $28,851,000 compared to operating income of $5,003,000 before the loss on disposal of assets and interest and depreciation and amortization on total operating revenues of $28,874,000 for the six months ended December 31, 2014.  Room revenues increased by $143,000 for the six months ended December 31, 2015 compared to the six months ended December 31, 2014 primarily as the result of the higher revenue from groups.  Food and beverage revenue decreased by $138,000 as the result of lower catering and banquet services from groups.

Operating expenses decreased by $709,000 compared to the prior comparable period primarily due to reduced royalty fees per the new Hilton franchise agreement and the decrease in legal expenses as the result of coming closer to a settlement of the current litigation.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the six months ended December 31, 2015 and 2014.

Six Months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPAR

2015	$254	92%	$234
2014	$252	93%	$232

The Hotel’s revenues remained consistent with the previous comparable six months. Average daily rate and RevPAR increased by $2 for the six months ended December 31, 2015 compared to the six months ended December 31, 2014. The increases were offset by the decrease in the average occupancy by 1%.

Our highest priority is guest satisfaction. We believe that enhancing the guest experience differentiates the Hotel from our competition by building the most sustainable guest loyalty program. The Hotel's loyalty score improved by five percentage points year-over-year and our overall service score by four percentage points. We attribute this improvement to continued training of team members on Hilton brand standards and guest satisfaction, hiring and retaining talents in key operations, and enhancing the arrival experience. In addition, the Hotel replaced the carpet flooring in the lobby with oak wood, creating an open and welcoming environment; modernized the furniture in the lobby, the porte cochere, and the second floor; and replaced the third floor carpets and doors. The Wellness Center on the fifth floor features a new spa with two treatment rooms and a room for manicure and pedicure which has been doing well. The fitness center has been expanded with state of the art equipment.

In order to further enhance the guest experience, the Hotel plans to renovate the fourth floor meeting rooms to make a state of the art meeting space and, concurrently, to renovate the fourth floor bathrooms. The hotel will remodel guest room bathrooms with modern shower amenities, and update desk tables and the night stands with granite tops for a sleek and modern look.  The Hotel is also looking into converting the carpet in the rooms to hardwood floors. Finally, the Hotel, in conjunction with the Chinese Cultural Center, is developing a landscape area on the Pedestrian Bridge that connects the Hotel to Portsmouth Square. We continue to take steps that further develop our ties with the local Chinese community and the city of San Francisco, representing good corporate citizenship and promoting important, new business opportunities.

The Company had a net loss on marketable securities of $1,774,000 for the six months ended December 31, 2015 compared to a net loss on marketable securities of $1,033,000 for the six months ended December 31, 2014. Approximately $1,716,000 of the $1,774,000 net loss is related to the Company’s investment in the common stock of Comstock. Such investments represent approximately 88% of the Company’s portfolio as of December 31, 2015. For the six months ended December 31, 2015, the Company had a net realized loss of $25,000 and a net unrealized loss of $1,749,000. For the six months ended December 31, 2014, the Company had a net realized gain of $56,000 and a net unrealized loss of $1,089,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

During the six months ended December 31, 2015 and 2014, the Company performed an impairment analysis of its other investments and determined that its investments had an other than temporary impairment and recorded impairment losses of $82,000 in the current period. There were no such losses in the prior year comparable period.

The Company consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel.  The income tax benefit during the six months ended December 31, 2015 and 2014 represents the income tax effect on the Company’s pretax loss which includes its share in net income(loss) of the Hotel.

MARKETABLE SECURITIES

As of December 31, 2015 and June 30, 2015, the Company had investments in marketable equity securities of $4,011,000 and $1,301,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups as:

As of December 31, 2015		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$3,555,000	88.6%
Other	456,000	11.4%
	$4,011,000	100.0%

As of June 30, 2015		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$926,000	71.2%
Other	375,000	28.8%
	$1,301,000	100.0%

The Company’s investment in marketable securities portfolio consists primarily of (88.6%) of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE MKT: LODE) which is included in the basic materials industry group. The significant increase in the Company’s investment in Comstock was due to the conversion of the $4,410,000 (4,410 preferred shares) held in Comstock Mining, Inc. (“Comstock” – OTCBB: LODE) 7 1/2% Series A-1 Convertible Preferred Stock (the “A-1 Preferred”) to common stock on August 27, 2015. The A-1 Preferred was previously included in other investments prior to its conversion.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of December 31, 2015, the Company’s material financial obligations which also including interest payments.

		6 Months	Year	Year	Year	Year
	Total	2016	2017	2018	2019	2020	Thereafter
Mortgage and subordinated notes payable	$117,000,000	$-	$672,000	$1,398,000	$1,473,000	$1,553,000	$111,904,000
Other notes payable	8,893,000	428,000	4,822,000	408,000	362,000	362,000	2,511,000
Interest	45,725,000	3,728,000	7,284,000	6,560,000	5,979,000	5,451,000	16,723,000
Total	$171,618,000	$4,156,000	$12,778,000	$8,366,000	$7,814,000	$7,366,000	$131,138,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the portrayal of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the six months December 31, 2015. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2015 for a summary of the critical accounting policies.

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

PORTSMOUTH SQUARE, INC.
(Registrant)

Date:	February 5, 2016	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date:	February 5, 2016	by	/s/ Geoffrey M. Palermo
Assistant Secretary

Date:	February 5, 2016	by	/s/ David T. Nguyen
David T. Nguyen, Treasurer and Controller