Form 10-K
period 2016-06-30
PORTSMOUTH SQUARE INC
filed 2016-09-28
CIK 79661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

☐ Yes ☒ No

The aggregate market value of the Common Stock, no par value, held by non-affiliates computed by reference to the average bid and asked price on December 31, 2015 (the last business day of registrant’s most recently completed second fiscal quarter ended December 31, 2015) was $4,295,072.

The number of shares outstanding of registrant’s Common Stock, as of August 26, 2016, was 734,183.

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

PART I

Item 1. Business.

GENERAL

Portsmouth Square, Inc. (referred to as “Portsmouth” or the “Company” and may also be referred to as “we” “us” or “our”) is a California corporation, incorporated on July 6, 1967, for the purpose of acquiring a hotel property in San Francisco, California through a California limited partnership, Justice Investors Limited Partnership (“Justice” or the “Partnership”). As of June 30, 2016, approximately 68.8% of the outstanding common stock of Portsmouth was owned by Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF). Santa Fe is an 81.7%-owned subsidiary of The InterGroup Corporation (“InterGroup”), a public company (NASDAQ: INTG). InterGroup also directly owns approximately 13.3% of the common stock of Portsmouth.

Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice. Portsmouth controls approximately 93% of the voting interest in Justice and is the sole general partner of Justice. The financial statements of Justice are consolidated with those of the Company. See Note 2 to the consolidated financial statements.

Justice, through its subsidiaries Justice Holdings Company, LLC (“Holdings”), a Delaware Limited Liability Company, Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”), owns a 543-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the “Hotel” or the “Property”) and related facilities including a five level underground parking garage. Holdings and Mezzanine are both wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the borrower under certain mezzanine indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating.  The Hotel is operated by the Partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (Hilton). Justice also has a management agreement with Prism Hospitality L.P. (“Prism”) to perform management functions for the Hotel. The management agreement with Prism commenced on February 2, 2007 and had an original term of ten years, subject to a right to terminate at any time with or without cause by the Partnership. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, began to provide management services for the Partnership pursuant to a management services agreement, with a term of three years, subject to the Partnership’s right to terminate earlier, for cause.  In June 2016, GMP resigned and the Company is currently in discussions with several national third party hotel management companies to replace GMP.

The parking garage that is part of the Hotel property is managed by Ace Parking Management, Inc. pursuant to a contract with the Partnership.  The parking agreement with Ace Parking was terminated with an effective termination date of October 4, 2016.  Going forward, the Company through its wholly-owned subsidiary, Kearny Street Parking LLC, will manage the parking garage in-house.

Portsmouth also receives management fees as a general partner of Justice for its services in overseeing and managing the Partnership’s assets. Those fees are eliminated in consolidation.

The Company also derives income from the investment of its cash and investment securities assets. The Company has invested in income-producing instruments, equity and debt securities and may consider other investments in the future. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company’s marketable securities and other investments.

HILTON HOTELS FRANCHISE LICENSE AGREEMENT

The Partnership entered into a Franchise License Agreement (the “License Agreement”) with the HLT Existing Franchise Holding LLC (Hilton) on November 24, 2004. The term of the License Agreement was for an initial period of 15 years commencing on the date the Hotel began operating as a Hilton hotel, with an option to extend the License Agreement for another five years, subject to certain conditions. On June 26, 2015, Operating and Hilton entered into an amended franchise agreement that, among other things, extended the License Agreement through 2030, and also provided the Partnership with certain key money cash incentives to be earned through 2030.

Since the opening of the Hotel in January 2006, the Partnership has paid monthly royalties, program fees and information technology recapture charges equal to a percentage of the Hotel’s gross room revenue for the preceding calendar month. Total fees paid to Hilton for such services during fiscal 2016 and 2015 totaled approximately $2.9 million and $3.6 million, respectively.

HOTEL MANAGEMENT COMPANY AGREEMENT

On February 2, 2007, the Partnership entered into a management agreement with Prism to manage and operate the Hotel as its agent. The original management agreement was effective for a term of ten years, but was amended in January 2014 as described below. Under the original management agreement, the Partnership was required to pay Prism base management fees of up to 2.5% of gross operating revenues of the Hotel (i.e., room, food and beverage, and other operating departments) for each fiscal year. Of that amount, 1.75% of the gross operating revenues was paid monthly. The balance or 0.75% was payable only to the extent that the partially adjusted net operating income (net operating income less capital expenditures) for the applicable fiscal year exceeded a specified minimum return for the Hotel for the fiscal year ($7 million in fiscal 2013). The base management fee was limited to 1.75% for the period ended January 31, 2014. Under the new management agreement, effective January 2014, the required base management fees were amended by the Partnership to a fixed rate of $20,000 per month. Under the amended management agreement, Prism can also earn an incentive fee of $11,000 for each month that the revenues per room of the Hotel exceed the average revenues per room of a defined set of competing hotels. Base management fees and incentives paid to Prism during the years ended June 30, 2016 and 2015 were $251,000 and $293,000, respectively.

Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and related party, began to provide management services for the Partnership pursuant to a management services agreement. The management agreement with GMP had a term of three years, subject to the Partnership’s right to terminate earlier, for cause.  In June 2016, GMP resigned and the Company is currently in discussions with several national third party hotel management companies to replace GMP.  Under the agreement, GMP was required to advise the Partnership on the management and operation of the hotel; administer the Partnership’s contracts, leases, agreements with hotel managers and franchisors and other contracts and agreements; provide administrative and asset management services, oversee financial reporting, and maintain offices at the Hotel in order to facilitate provision of services. GMP was paid an annual base management fee of $325,000 per year, increasing by 5% per year, payable in monthly installments, and was eligible for reimbursement for reasonable and necessary costs and expenses incurred by GMP in performing its obligations under the agreement.

During the years ended June 30, 2016 and 2015, GMP was paid $1,637,000 and $1,688,000, respectively, for the salaries, benefits, and local payroll taxes for GMP employees and various other reimbursable expenses.  Also included in the $1,637,000, is the $200,000 fee paid to GMP for the completion of the reorganization of the Partnership and the related financing transactions.  Total GMP base management fees and reimbursed GMP employee costs expensed during the years ended June 30, 2016 and 2015 were $1,219,000 and $1,078,000, respectively, and are included in the consolidated statements of operations.

GARAGE OPERATIONS

On October 31, 2010, the Partnership and Ace Parking entered into an amendment of their original parking agreement to extend the term for a period of sixty two (62) months, commencing on November 1, 2010 and terminating December 31, 2015, subject to either party’s right to terminate the agreement without cause on ninety (90) days’ written notice. The monthly management fee of $2,000 and the accounting fee of $250 remained the same, but the amendment modified how the “Excess Profit Fee” (as described below) to be paid to Ace Parking would be calculated.  Ace Parking is also reimbursed for employee salaries and other reimbursable expenses.

The amendment noted above provided that, if net operating income (“NOI”) from the garage operations exceeded $1,800,000 but was less than $2,000,000, then Ace Parking would be entitled to a fee (the “Excess Profit Fee”) of one percent (1%) of the total annual NOI. If the annual NOI was $2,000,000 or higher, Ace Parking would be entitled to an Excess Profit Fee equal to two percent (2%) of the total annual NOI. The garage’s NOI did not exceed the annual NOI of $2,000,000 for the year ended June 30, 2016. The garage’s NOI exceeded the annual NOI of $2,000,000 for the year ended June 30, 2015.  Base management and incentive fees to Ace Parking amounted to $24,000 and $44,000 for each of the years ended June 30, 2016 and 2015, respectively.    The parking agreement with Ace Parking was terminated with an effective termination date of October 4, 2016.  Going forward, the Company will manage the parking garage in-house.

CHINESE CULTURE FOUNDATION LEASE

On March 15, 2005, the Partnership entered into an amended lease with the Chinese Culture Foundation of San Francisco (the “Foundation”) for the third floor space of the Hotel commonly known as the Chinese Culture Center, which the Foundation had right to occupy pursuant to a 50-year nominal rent lease that began in 1967.

The amended lease, among other things, requires the Partnership to pay to the Foundation a monthly event space fee in the amount of $5,000, adjusted annually based on the local Consumer Price Index. The term of the amended lease expires on October 17, 2023, with an automatic extension for another 10 year term if the property continues to be operated as a hotel. Justice agreed further to incorporate the third floor into the renovation of the Hotel resulting in a new ballroom for the joint use of the Hotel and new offices and a gallery for the Chinese Culture Center.

MARKETABLE SECURITIES INVESTMENT POLICIES

In addition to its Hotel and real estate operations, the Company also invests from time to time in income producing instruments, corporate debt and equity securities, publically traded investment funds, mortgage backed securities, securities issued by REIT’s and other companies which invest primarily in real estate.

The Company’s securities investments are made under the supervision of a Securities Investment Committee of the Board of Directors (the “Committee”). The Committee currently has three members and is chaired by the Company’s Chairman of the Board and President, John V. Winfield. The Committee has delegated authority to manage the portfolio to the Company’s Chairman and President together with such assistants and management committees he may engage. The Committee generally follows certain established investment guidelines for the Company’s investments. These guidelines presently include: (i) corporate equity securities should be listed on the New York Stock Exchange (NYSE), NYSE MKT, NYSE Arca or the Nasdaq Stock Market (NASDAQ); (ii) the issuer of the listed securities should be in compliance with the listing standards of the applicable national securities exchange; and (iii) investment in a particular issuer should not exceed 10% of the market value of the total portfolio. The investment guidelines do not require the Company to divest itself of investments, which initially meet these guidelines but subsequently fail to meet one or more of the investment criteria. The Committee has in the past approved non-conforming investments and may in the future approve non-conforming investments. The Committee may modify these guidelines from time to time.

The Company may also invest, with the approval of the Committee, in unlisted securities, such as convertible notes, through private placements including private equity investment funds. Those investments in non-marketable securities are carried at cost on the Company’s balance sheet as part of other investments and reviewed for impairment on a periodic basis. As of June 30, 2016, the Company had other investments of $359,000.

As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2016, the Company had obligations for securities sold of $29,000 (equities short).

In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations.

As Chairman of the Committee, the Company’s Chairman and President, John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of Santa Fe and InterGroup and oversees the investment activity of those companies. Depending on certain market conditions and various risk factors, the Chief Executive Officer, Santa Fe and InterGroup may, at times, invest in the same companies in which the Company invests. Such investments align the interests of the Company with the interests of these related parties because it places the personal resources of the Chief Executive Officer and the resources of Santa Fe and InterGroup, at risk in substantially the same manner as the Company in connection with investment decisions made on behalf of the Company.

Further information with respect to investment in marketable securities and other investments of the Company is set forth in Management Discussion and Analysis of Financial Condition and Results of Operations section and Notes 5 and 6 of the Notes to Consolidated Financial Statements.

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

Competition - Hotel

The hotel industry is highly competitive. Competition is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services and guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual market in which properties are located. The San Francisco market is a very competitive market with a high supply of guest rooms and meeting space in the area. In the earlier part of fiscal 2015, the Hotel expanded its meeting space to approximately 22,000 square feet by converting the spa on the lobby level to three additional meeting rooms. This has given the Hotel additional flexibility to host bigger groups with break out needs. The renovation and increase in meeting space has elevated the perception of clients in the market even though total space available is less than the total space of many other hotels in the area.  In fiscal 2016, the Hotel replaced the carpet flooring in the lobby and the fourth floor with oak wood, creating an open and welcoming environment. The Hotel also modernized the furniture in the lobby, the porte cochere, and the second floor, and replaced the third floor carpets and doors. The Wellness Center on the fifth floor features a new spa with two treatment rooms and a room for manicures and pedicures.  The fitness center has been expanded with state of the art equipment.

The Hotel’s highest priority is guest satisfaction. Enhancing the guest experience differentiates the Hotel from its competition and is critical to the Hotel’s objective of building sustainable guest loyalty. In addition to the recent completion of “The Cloud” (a technology lounge), three new premium executive meeting rooms and the Karaoke lounge, the Hotel has enhanced the arrival experience of the guests by renovating and upgrading the entrance and the lobby.

In order to further enhance the client experience, beginning in fiscal 2016, the Hotel began a limited remodeling of guest rooms.  The project included installing new modern showers, granite countertops and other amenities.  The Hotel is also committed to promoting innovative business ideas and good corporate citizenship.

With the high demand in guest rooms and the ADR (average daily rate) increasing, the Hotel is less dependent upon group clients and the Hotel can focus more attention on length and patterns of stay that benefit the Hotel. The Hotel is also focusing on high end clients with more banquets and meeting room requirements. Moving forward, the Hotel will continue to focus on cultivating international business, especially from China, and capturing a greater percentage of the higher rated business, leisure and group travel. The Hotel will also continue in our efforts to upgrade guest rooms and facilities and explore new and innovative ways to differentiate the Hotel from its competition, as well as focusing on returning food and beverage operations to profitability. During the last twelve months, the Hotel has seen steady improvement in business and leisure travel. If that trend in the San Francisco market and the hotel industry continues, it should translate into an increase in room revenues and profitability. However, like all hotels, the Hotel will remain subject to the uncertain domestic and global economic environment and other risk factors beyond our control, such as the effect of natural disasters and economic uncertainties.

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

EMPLOYEES

As of June 30, 2016, Portsmouth had two full-time employees. The employees of the Company are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

Employees of Justice and management of the Hotel are not unionized and the Company believes that their relationships with the Hotel are satisfactory and consistent with the market in San Francisco.

As of June 30, 2016, the Partnership, through Operating, had approximately 276 employees. Approximately 78% of those employees were represented by one of three labor unions, and their terms of employment were determined under a collective bargaining agreement (“CBA”) to which the Partnership was a party. During the year ended June 30, 2014, the Partnership renewed the CBAs for the Local 2 (Hotel and Restaurant Employees), Local 856 (International Brotherhood of Teamsters), and Local 39 (stationary engineers). The present CBAs expire in July 2018.

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

Item 1A. Risk Factors.

Adverse changes in the U.S. and global economies could negatively impact our financial performance.

Due to a number of factors affecting consumers, entertainment industries remain uncertain. These factors have resulted at times in the past and could continue to result in the future in fewer customers visiting, or customers spending less, in San Francisco, as compared to prior periods. Leisure traveling and other leisure activities represent discretionary expenditures and participation in such activities tends to decline during economic downturns, during which consumers generally have less disposable income. As a result, in those times customer demand for the luxury amenities and leisure activities that we offer may decline. Furthermore, during periods of economic contraction, revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings.

We operate a single property located in San Francisco and rely on the San Francisco market. Changes adversely impacting this market could have a material effect on our business, financial condition and results of operations.

Our business has a limited base of operations and substantially all of our revenues are currently generated by the Hotel. Accordingly, we are subject to greater risks than a more diversified hotel or resort operator and the profitability of our operations is linked to local economic conditions in San Francisco. The combination of a decline in the local economy of San Francisco, reliance on a single location and the significant investment associated with it may cause our operating results to fluctuate significantly and may adversely affect us and materially affect our total profitability.

We face intense local and increasingly national competition which could impact our operations and adversely affect our business and results of operations.

We operate in the highly-competitive San Francisco hotel industry. The Hotel competes with other high-quality Northern California hotels and resorts. Many of these competitors seek to attract customers to their properties by providing, food and beverage outlets, retail stores and other related amenities, in addition to hotel accommodations. To the extent that we seek to enhance our revenue base by offering our own various amenities, we compete with the service offerings provided by these competitors.

Many of the competing properties have themes and attractions which draw a significant number of visitors and directly compete with our operations. Some of these properties are operated by subsidiaries or divisions of large public companies that may have greater name recognition and financial and marketing resources than we do and market to the same target demographic group as we do. Various competitors are expanding and renovating their existing facilities. We believe that competition in the San Francisco hotel and resort industry is based on certain property-specific factors, including overall atmosphere, range of amenities, price, location, entertainment attractions, theme and size. Any market perception that we do not excel with respect to such property-specific factors could adversely affect our ability to compete effectively. If we are unable to compete effectively, we could lose market share, which could adversely affect our business and results of operations.

The San Francisco hotel and resort industry is capital intensive; financing our renovations and future capital improvements could reduce our cash flow and adversely affect our financial performance.

The Hotel has an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. We will also need to make capital expenditures to comply with applicable laws and regulations.

Renovations and other capital improvements of hotels require significant capital expenditures. In addition, renovations and capital improvements of hotels usually generate little or no cash flow until the project’s completion. We may not be able to fund such projects solely from cash provided from our operating activities. Consequently, we will rely upon the availability of debt or equity capital and reserve funds to fund renovations and capital improvements and our ability to carry them out will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on, among other things, market conditions. No assurances can be made that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms.

Renovations and other capital improvements may give rise to the following additional risks, among others: construction cost overruns and delays; temporary closures of all or a portion of the Hotel to customers; disruption in service and room availability causing reduced demand, occupancy and rates; and possible environmental issues.

As a result, renovations and any other future capital improvement projects may increase our expenses and reduce our cash flows and our revenues. If capital expenditures exceed our expectations, this excess would have an adverse effect on our available cash.

We have substantial debt, and we may incur additional indebtedness, which may negatively affect our business and financial results.

We have substantial debt service obligations. Our substantial debt may negatively affect our business and operations in several ways, including: requiring us to use a substantial portion of our funds from operations to make required payments on principal and interest, which will reduce funds available for operations and capital expenditures, future business opportunities and other purposes; making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions; limiting our flexibility in planning for, or reacting to, changes in the business and the industry in which we operate; placing us at a competitive disadvantage compared to our competitors that have less debt; limiting our ability to borrow more money for operations, capital or to finance acquisitions in the future; and requiring us to dispose of assets, if needed, in order to make required payments of interest and principal.

Our business model involves high fixed costs, including property taxes and insurance costs, which we may be unable to adjust in a timely manner in response to a reduction in our revenues.

The costs associated with owning and operating the Hotel are significant. Some of these costs (such as property taxes and insurance costs) are fixed, meaning that such costs may not be altered in a timely manner in response to changes in demand for services. Failure to adjust our expenses may adversely affect our business and results of operations. Our real property taxes may increase as property tax rates change and as the values of properties are assessed and reassessed by tax authorities. Our real estate taxes do not depend on our revenues, and generally we could not reduce them other than by disposing of our real estate assets.

Insurance premiums have increased significantly in recent years, and continued escalation may result in our inability to obtain adequate insurance at acceptable premium rates. A continuation of this trend would appreciably increase the operating expenses of the Hotel. If we do not obtain adequate insurance, to the extent that any of the events not covered by an insurance policy materialize, our financial condition may be materially adversely affected.

In the future, our property may be subject to increases in real estate and other tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses, which could reduce our cash flow and adversely affect our financial performance. If our revenues decline and we are unable to reduce our expenses in a timely manner, our business and results of operations could be adversely affected.

Litigation and legal proceedings could expose us to significant liabilities and thus negatively affect our financial results.

We are a party, from time to time, to various litigation claims and legal proceedings, government and regulatory inquiries and/or proceedings, including, but not limited to, intellectual property, premises liability and breach of contract claims. Material legal proceedings are described more fully in Note 17, Commitments and Contingencies, to our consolidated financial statements, included in Item 8 of this Annual Report on Form 10-K.

Litigation is inherently unpredictable, and defending these proceedings can result in significant ongoing expenditures and the diversion of our management’s time and attention from the operation of our business, which could have a negative effect on our business operations. Our failure to successfully defend or settle any litigation or legal proceedings could result in liabilities that, to the extent not covered by our insurance, could have a material adverse effect on our financial condition, revenue and profitability.

The threat of terrorism could adversely affect the number of customer visits to the Hotel.

The threat of terrorism has caused, and may in the future cause, a significant decrease in customer visits to San Francisco due to disruptions in commercial and leisure travel patterns and concerns about travel safety. We cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, outbreak of hostilities or escalation of war would adversely affect our financial condition, results of operations or cash flows. The possibility of future attacks may hamper business and leisure travel patterns and, accordingly, the performance of our business and our operations.

We depend on third party management companies for the future success of our business and the loss of one or more of their key personnel could have an adverse effect on our ability to manage our business and operate successfully and competitively, or could be negatively perceived in the capital markets.

The Company is managed by GMP and Prism. Their ability to manage the Company’s business and operate successfully and competitively is dependent, in part, upon the efforts and continued service of their managers. The departure of key personnel of current or future management companies could have an adverse effect on our business and our ability to operate successfully and competitively, and it could be difficult to find replacements for these key personnel, as competition for such personnel is intense. In June 2016, GMP resigned and the Company is currently in discussions with several national third party hotel management companies to replace GMP.

Seasonality and other related factors such as weather can be expected to cause quarterly fluctuations in revenue at the Hotel.

The hotel and resort industry is seasonal in nature. This seasonality can tend to cause quarterly fluctuations in revenues at the Hotel. Our quarterly earnings may also be adversely affected by other related factors outside our control, including weather conditions and poor economic conditions. As a result, we may have to enter into short-term borrowings in certain quarters in order to offset these quarterly fluctuations in our revenues.

The hotel industry is heavily regulated and failure to comply with extensive regulatory requirements may result in an adverse effect on our business.

The hotel industry is subject to extensive regulation and the Hotel must maintain its licenses and pay taxes and fees to continue operations. Our property is subject to numerous laws, including those relating to the preparation and sale of food and beverages, including alcohol. We are also subject to laws governing our relationship with our employees in such areas as minimum wage and maximum working hours, overtime, working conditions, hiring and firing employees and work permits. Also, our ability to remodel, refurbish or add to our property may be dependent upon our obtaining necessary building permits from local authorities. The failure to obtain any of these permits could adversely affect our ability to increase revenues and net income through capital improvements of our property. In addition, we are subject to the numerous rules and regulations relating to state and federal taxation. Compliance with these rules and regulations requires significant management attention. Furthermore, compliance costs associated with such laws, regulations and licenses are significant. Any change in the laws, regulations or licenses applicable to our business or a violation of any current or future laws or regulations applicable to our business or gaming license could require us to make substantial expenditures or could otherwise negatively affect our gaming operations. Any failure to comply with all such rules and regulations could subject us to fines or audits by the applicable taxation authority.

Violations of laws could result in, among other things, disciplinary action. If we fail to comply with regulatory requirements, this may result in an adverse effect on our business.

Uninsured and underinsured losses could adversely affect our financial condition and results of operations.

There are certain types of losses, generally of a catastrophic nature, such as earthquakes and floods or terrorist acts, which may be uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. We will use our discretion in determining amounts, coverage limits, deductibility provisions of insurance and the appropriateness of self-insuring, with a view to maintaining appropriate insurance coverage on our investments at a reasonable cost and on suitable terms. Uninsured and underinsured losses could harm our financial condition and results of operations. We could incur liabilities resulting from loss or injury to the Hotel or to persons at the Hotel. Claims, whether or not they have merit, could harm the reputation of the Hotel or cause us to incur expenses to the extent of insurance deductibles or losses in excess of policy limitations, which could harm our results of operations.

In the event of a catastrophic loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in the Hotel, as well as the anticipated future revenue from the property. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the Hotel. In the event of a significant loss, our deductible may be high and we may be required to pay for all such repairs and, as a consequence, it could materially adversely affect our financial condition. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate the Hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property.

It has generally become more difficult and expensive to obtain property and casualty insurance, including coverage for terrorism. When our current insurance policies expire, we may encounter difficulty in obtaining or renewing property or casualty insurance on our property at the same levels of coverage and under similar terms. Such insurance may be more limited and for some catastrophic risks (for example, earthquake, flood and terrorism) may not be generally available at current levels. Even if we are able to renew our policies or to obtain new policies at levels and with limitations consistent with our current policies, we cannot be sure that we will be able to obtain such insurance at premium rates that are commercially reasonable. If we were unable to obtain adequate insurance on the Hotel for certain risks, it could cause us to be in default under specific covenants on certain of our indebtedness or other contractual commitments that require us to maintain adequate insurance on the Hotel to protect against the risk of loss. If this were to occur, or if we were unable to obtain adequate insurance and the Hotel experienced damage which would otherwise have been covered by insurance, it could materially adversely affect our financial condition and the operations of the Hotel.

In addition, insurance coverage for the Hotel and for casualty losses does not customarily cover damages that are characterized as punitive or similar damages. As a result, any claims or legal proceedings, or settlement of any such claims or legal proceedings that result in damages that are characterized as punitive or similar damages may not be covered by our insurance. If these types of damages are substantial, our financial resources may be adversely affected.

You may lose all or part of your investment.

There is no assurance that the Company’s initiatives to improve its profitability or liquidity and financial position will be successful. Accordingly, there is substantial risk that an investment in the Company will decline in value.

The price of the Company’s common stock may fluctuate significantly, which could negatively affect the Company and holders of its common stock.

The market price of the Company’s common stock may fluctuate significantly from time to time as a result of many factors, including: investors’ perceptions of the Company and its prospects; investors’ perceptions of the Company’s and/or the industry’s risk and return characteristics relative to other investment alternatives; difficulties between actual financial and operating results and those expected by investors and analysts; changes in our capital structure; trading volume fluctuations; actual or anticipated fluctuations in quarterly financial and operational results; volatility in the equity securities market; and sales, or anticipated sales, of large blocks of the Company’s common stock.

The concentrated beneficial ownership of our common stock and the ability it affords to control our business may limit or eliminate other shareholders' ability to influence corporate affairs.

Santa Fe and InterGroup collectively own more than 80% of the Company’s outstanding common stock. Because of this concentrated stock ownership, the Company’s largest shareholders will be in a position to significantly influence the election of our board of directors and all other decisions on all matters requiring shareholder approval. As a result, the ability of other shareholders to determine the management and policies of the Company is significantly limited. The interests of these shareholders may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. This level of control may also have an adverse impact on the market value of our shares because our largest shareholders may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

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

The Loan Agreements provide for a $97,000,000 Mortgage Loan and a $20,000,000 Mezzanine Loan. The proceeds of the Loan Agreements were used to fund the redemption of limited partnership interests and the pay-off of the prior mortgage.

The Mortgage Loan is secured by the Partnership’s principal asset, the Hotel. The Mortgage Loan bears an interest rate of 5.275% per annum and matures in January 2024. The term of the loan is 10 years with interest only due in the first three years and principal and interest payments to be made during the remaining seven years of the loan based on a thirty year amortization schedule. The Mortgage Loan also requires payments for impounds related to property tax, insurance and capital improvement reserves. As additional security for the Mortgage Loan, there is a limited guaranty (“Mortgage Guaranty”) executed by the Company in favor of Mortgage Lender.

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

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties are full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Partnership is required to maintain a certain minimum net worth and liquidity. As of June 30, 2016 and 2015, the Partnership is in compliance with both requirements.

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

On July 2, 2014, the Partnership obtained from the Intergroup Corporation (a related party) an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. Intergroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The proceeds of the loan were applied to the July 2014 payments to Holdings described in Note 2. The loan was extended to September 30, 2016. InterGroup is currently working on amending the loan agreement to extend the loan for a longer period.

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

Uluniu intends to obtain the entitlements and permits necessary for the joint development of the parcel with an adjoining landowner into residential units. After the completion of this predevelopment phase, the Uluniu will determine whether it is more advantageous to sell the entitled property or to commence with construction.

Item 3. Legal Proceedings.

In 2013, the City of San Francisco’s Tax Collector’s office claimed that Justice owed the City of San Francisco $2.1 million based on the Tax Collector’s interpretation of the San Francisco Business and Tax Regulations Code relating to Transient Occupancy Tax and Tourist Improvement District Assessment. This amount exceeds Justice’s estimate of the taxes owed, and Justice has disputed the claim and is seeking to discharge all penalties and interest charges imposed by the Tax Collector attributed to its over payment. The Company paid the full amount in March 2014 as part of the appeals process and reflected the amount on the consolidated balance sheet in “Other assets, net” as it was under protest as of June 30, 2015.

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

The Partnership settled the two aforementioned legal matters with CCSF refunding $1.45 million apportioned half and half to each matter, resulting in approximately $340,000 in excess of net assets recorded. This amount was recorded as a reduction of Hotel legal settlement costs.

On February 13, 2014, Evon filed a complaint in San Francisco Superior Court against the Partnership, Portsmouth, and a limited partner and related party asserting contract and tort claims based on Justice’s withholding of $4.7 million from a payment due to Holdings to pay the transfer tax described in Note 1. On April 1, 2014, Defendants removed the action to the United States District Court for the Northern District of California. Evon dismissed its complaint on April 8, 2014 and, that same day, filed a second complaint in San Francisco Superior Court substantially similar to the dismissed complaint, except for the omission of a federal cause of action. Evon’s current complaint in the action asserts causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing against Justice only; breach of fiduciary duty against Portsmouth only; conversion against Justice and Portsmouth; and fraud/concealment against Justice, Portsmouth and a Justice limited partner and related party. In July 2014, Justice paid to Holdings a total of $4.7 million, the amount Evon claims was incorrectly withheld from Holdings to pay the transfer tax. Defendants moved to compel arbitration on August 5, 2014, and the Superior Court denied that motion on September 23, 2014.

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

On May 5, 2016, Justice Investors and Portsmouth (parent Company) entered into a settlement agreement relating to the above-described litigation with Evon and Holdings. Under the settlement agreement, the Partnership will pay Evon Corporation $5,575,000 no later than January 10, 2017. This amount was recorded as legal settlement cost during the year ended June 30, 2016. As of June 30, 2016, payments totaling approximately $2,750,000 were made related to this settlement. The amount due to Evon Corporation is presented under related party and other notes payable on the consolidated balance sheet. In connection with the settlement, a $50,000 payment was made to one limited partner for his interest in the Partnership.

On April 21, 2014, the Partnership commenced an arbitration action against Glaser Weil Fink Howard Avchen & Shapiro, LLP (formerly known as Glaser Weil Fink Jacobs Howard Avchen & Shapiro, LLP), Brett J. Cohen, Gary N. Jacobs, Janet S. McCloud, Paul B. Salvaty, and Joseph K. Fletcher III (collectively, the “Respondents”) in connection with the redemption transaction. The arbitration alleges legal malpractice against the Respondents and also seeks declaratory relief regarding provisions of the option agreement in the redemption transaction and regarding the engagement letter with Respondents. The arbitration is pending before JAMS in Los Angeles, but has been stayed pending conclusion of the action filed by Evon Corporation described above. No prediction can be given as to the outcome of this matter.

On April 15, 2016, the Partnership and Portsmouth filed a complaint in Los Angeles Superior Court against RSUI Indemnity Company (“RSUI”). The complaint alleges that RSUI breached an insurance contract by refusing to pay the defense and settlement costs incurred in connection with the above-described complaints and cross-complaint Evon filed against the Partnership and Portsmouth in 2014 in San Francisco Superior Court. On May 24, 2016, RSUI removed the action to the United States District Court for the Central District of California. No prediction can be given as to the outcome of this matter.

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

MARKET INFORMATION

Portsmouth’s common stock is traded on the OTC Bulletin Board (“OTCBB”) under the symbol: PRSI.OB. The following table sets forth the range of the high and low bid quotations as reported by the OTCBB for Portsmouth’s common stock for each full quarterly period for the years ended June 30, 2016 and 2015. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

Fiscal 2016	High	Low

First Quarter (7/ 1 to 9/30)	$71.00	$50.00
Second Quarter (10/1 to 12/31)	$70.00	$50.00
Third Quarter (1/1 to 3/31)	$75.00	$48.83
Fourth Quarter (4/1 to 6/30)	$75.00	$53.00

Fiscal 2015	High	Low

First Quarter (7/ 1 to 9/30)	$40.00	$27.12
Second Quarter (10/1 to 12/31)	$28.50	$27.12
Third Quarter (1/1 to 3/31)	$35.00	$28.50
Fourth Quarter (4/1 to 6/30)	$35.00	$35.00

As of June 30, 2016, the number of holders of record of the Company’s Common Stock was approximately 116. Such number of owners was determined from the Company's shareholders records and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various brokers, clearing agencies or other nominees.

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

PURCHASES OF EQUITY SECURITIES

Portsmouth did not repurchase any of its own securities during the fourth quarter of its fiscal year ending June 30, 2016 and does not have any publicly announced repurchase program.

Item 6. Selected financial Data.

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

The Company's principal business is conducted through its general and limited partnership interest in the Justice Investors Limited Partnership (“Justice” or the “Partnership”). Justice owns a 543 room hotel property located at 750 Kearny Street, San Francisco, California 94108, known as the “Hilton San Francisco Financial District” (the “Hotel” or the “Property”) and related facilities, including a five-level underground parking garage. The financial statements of Justice have been consolidated with those of the Company.

The Hotel is operated by the Partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement (the “License Agreement”) with HLT Franchise Holding LLC (Hilton). The Partnership entered into the License Agreement on December 10, 2004. The term of the License Agreement was for an initial period of 15 years commencing on the opening date, with an option to extend the License Agreement for another five years, subject to certain conditions. On June 26, 2015, the Partnership and Hilton entered into an amended franchise agreement which extended the License Agreement through 2030, modified the monthly royalty rate, extended geographic protection to the Partnership and also provided the Partnership certain key money cash incentives to be earned through 2030. The key money cash incentives were received on July 1, 2015.

Justice also has a management agreement with Prism Hospitality L.P. (“Prism”) to perform management functions for the Hotel. The management agreement with Prism had an original term of ten years and can be terminated at any time with or without cause by the Partnership. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, began to provide management services for the Partnership pursuant to a management services agreement with a term of three years, subject to the Partnership’s right to terminate earlier, for cause.  In June 2016, GMP resigned and the Company is currently in discussions with several national third party hotel management companies to replace GMP.

The parking garage that is part of the Hotel property is managed by Ace Parking pursuant to a contract with the Partnership. The parking agreement with Ace Parking was terminated with an effective termination date of October 4, 2016. Going forward, the Company will manage the parking garage in-house.

Portsmouth also receives management fees as a general partner of Justice for its services in overseeing and managing the Partnership’s assets. Those fees are eliminated in consolidation.

On May 5, 2016, Justice Investors and Portsmouth (parent Company) entered into a settlement agreement relating to the above-described litigation with Evon and Holdings. Under the settlement agreement, the Partnership will pay Evon Corporation $5,575,000 no later than January 10, 2017. This amount was recorded as legal settlement cost during the year ended June 30, 2016. As of June 30, 2016, payments totaling approximately $2,750,000 were made related to this settlement. The amount due to Evon Corporation is presented under related party and other notes payable on the consolidated balance sheet. In connection with the settlement, a $50,000 payment was made to one limited partner for his interest in the Partnership.

The Partnership settled the two legal matters with CCSF refunding $1.45 million apportioned half and half to each matter, resulting in approximately $340,000 in excess of net assets recorded. This amount was recorded as a reduction of Hotel legal settlement costs.

Please see NOTE 17 of the condensed consolidated financial statements for further details on the two legal settlements.

Fiscal Year Ended June 30, 2016 Compared to Fiscal Year Ended June 30, 2015

The Company had a net loss of $5,159,000 for the year ended June 30, 2016 compared to a net loss of $1,882,000 for the year ended June 30, 2015. The increase in the net loss during the current fiscal year is primarily attributable to the legal settlement costs and the higher loss on marketable securities, partially offset by the higher hotel revenues.

The Company had net loss from Hotel operations of $4,751,000 for the year ended June 30, 2016 compared to net loss of $744,000 for the year ended June 30, 2015. The increase in the net loss as noted above was primarily attributable to

Legal settlement costs of $5,396,000 partially offset by the increase in room revenue of $1,857,000.

The following table sets forth a more detailed presentation of Hotel operations for the years ended June 30, 2016 and 2015.

For the year ended June 30,	2016	2015
Hotel revenues:
Hotel rooms	$47,208,000	$45,351,000
Food and beverage	7,533,000	7,577,000
Garage	2,706,000	2,802,000
Other operating departments	1,119,000	1,081,000
Total hotel revenues	58,566,000	56,811,000
Operating expenses, excluding non-recurring charges, depreciation and amortization	(47,246,000)	(47,016,000)
Operating income before non-recurring charges, interest and depreciation and amortization	11,320,000	9,795,000
Legal settlement costs	(5,396,000)	-
Income before loss on disposal of assets , interest and depreciation and amortization	5,924,000	9,795,000
Loss on disposal of assets	(30,000)	(47,000)
Interest expense - mortgage	(7,790,000)	(7,787,000)
Depreciation and amortization expense	(2,855,000)	(2,705,000)

Net loss from Hotel operations	$(4,751,000)	$(744,000)

For the year ended June 30, 2016, the Hotel generated operating income of $11,320,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $58,566,000 compared to operating income of $9,795,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $56,811,000 for the year ended June 30, 2015. Room revenues increased by $1,857,000 for the year ended June 30, 2016 compared to the year ended June 30, 2015 primarily as the result of higher room rate. Food and beverage revenue remained relatively consistent with the prior year while garage revenue decreased by $96,000.

Operating expenses of $47,246,000 and $47,016,000 for the years ended June 30, 2016 and 2015 remained relatively consistent year over year.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the year ended June 30, 2016 and 2015.

For the Year Ended June 30,	Average Daily Rate	Average Occupancy %	RevPAR

2016	$257	92%	$237
2015	$246	93%	$229

Room revenues remained strong as the San Francisco market continued to have good demand for higher rated business. The Hotel’s average daily rate increased by $11 for the year ended June 30, 2016 compared to the year ended June 30, 2015, while occupancy rates remained relatively the same. As a result, the Hotel was able to achieve a RevPAR number that was $8 higher than the prior year.

Our highest priority is guest satisfaction. We believe that enhancing the guest experience differentiates the Hotel from our competition and is critical to the Hotel’s objective of building sustainable guest loyalty. In order to make a large impact on guest experience, the Hotel will continue training team members on Hilton brand standards and guest satisfaction, hiring and retaining talents in key operations, and enhancing the arrival experience. In addition, the Hotel replaced the carpet flooring in the lobby and the fourth floor with oak wood, creating an open and welcoming environment; modernized the furniture in the lobby, the porte cochere, and the second floor; and replaced the third floor carpets and doors. The Wellness Center on the fifth floor features a new spa with two treatment rooms and a room for manicures and pedicures, which has been doing well. The fitness center has been expanded with state of the art equipment.

In order to further enhance the guest experience, the Hotel plans to renovate the fourth floor meeting rooms to make a state of the art meeting space and, concurrently, to renovate the fourth floor bathrooms. The Hotel will remodel guest room bathrooms with modern shower amenities and update desk tables and the night stands with granite tops for a sleek and modern look.  The Hotel is also looking into converting the carpet in the rooms to hardwood floors.  Finally, the Hotel, in conjunction with the Chinese Culture Center, is developing a landscape area on the Pedestrian Bridge that connects the Hotel to Portsmouth Square. As the Hotel continues to further develop its ties with the local Chinese community and the City of San Francisco, the Hotel is also committed to promoting innovative business ideas and good corporate citizenship.

With the high demand in guest rooms and the ADR (average daily rate) increasing, the Hotel is less dependent upon group clients and the Hotel can focus more attention on length and patterns of stay that benefit the Hotel. The Hotel is also focusing on high end clients with more banquet and meeting room requirements. Moving forward, the Hotel will continue to focus on cultivating international business, especially from China, and capturing a greater percentage of the higher rated business, leisure and group travel. The Hotel will also continue to upgrade guest rooms and facilities and explore new and innovative ways to differentiate the Hotel from its competition, as well as focusing on returning our food and beverage operations to profitability. During the last twelve months, we have seen steady improvement in business and leisure travel. If that trend in the San Francisco market and the hotel industry continues, it should translate into an increase in room revenues and profitability. However, like all hotels, it will remain subject to the uncertain domestic and global economic environment and other risk factors beyond our control, such as the effect of natural disasters and adverse business conditions.

The Company had a net loss on marketable securities of $2,095,000 for the year ended June 30, 2016 compared to a net loss on marketable securities of $1,320,000 for the year ended June 30, 2015. For the year ended June 30, 2016, approximately $1,913,000 of the $2,095,000 net loss is related to the Company’s investment in the common stock of Comstock Mining Inc. (“Comstock” - NYSE MKT: LODE). For the year ended June 30, 2015, approximately $1,065,000 of the $1,320,000 net loss is related to the Company’s investment in the common stock of Comstock. As of June 30, 2016 and 2015, investments in Comstock represent approximately 77% and 70%, respectively, of the Company’s investment portfolio. For the year ended June 30, 2016, the Company had a net realized gain of $35,000 and a net unrealized loss of $2,130,000. For the year ended June 30, 2015, the Company had a net realized loss of $438,000 and a net unrealized loss of $882,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

During the year ended June 30, 2016 and 2015, the Company performed an impairment analysis of its other investments and determined its investments had an other than temporary impairment and recorded impairment losses of $194,000 and $254,000, respectively.

The Company consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel.  The income tax benefit during the years ended June 30, 2016 and 2015 represents the income tax effect on the Company’s pretax income which includes its share in net loss of the Hotel.

MARKETABLE SECURITIES AND OTHER INVESTMENTS

As of June 30, 2016 and 2015, the Company had investments in marketable equity securities of $4,038,000 and $1,301,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups as:

As of June 30, 2016		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$3,102,000	76.8%
Energy	388,000	9.6%
Financial services	198,000	4.9%
Other	350,000	8.7%
	$4,038,000	100.0%

As of June 30, 2015		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$926,000	71.2%
Financial services	137,000	10.5%
Industrial goods	101,000	7.8%
REITs and real estate companies	70,000	5.4%
Other	67,000	5.1%
	$1,301,000	100.0%

The Company’s investment portfolio is diversified with 19 different equity positions. The Company holds one equity security that comprised of more than 10% of the equity value of the portfolio. This security represents 77% of the portfolio and consists of the common stock of Comstock which is included in the basic materials industry group. The significant increase in the Company’s investment in Comstock was due to the conversion of the $4,410,000 (4,410 preferred shares) held in Comstock Mining, Inc. (“Comstock” – OTCBB: LODE) 7 1/2% Series A-1 Convertible Preferred Stock (the “A-1 Preferred”) to common stock on August 27, 2015. The A-1 Preferred was previously included in other investments prior to its conversion.

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

To fund redemption of limited partnership interests and to repay the prior mortgage, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan initially bears an interest rate of 5.275% per annum and matures in January 2024. As additional security for the mortgage loan, there is a limited guaranty executed by the Company in favor of mortgage lender. The mezzanine loan is a secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine loan initially bears interest at 9.75% per annum and matures in January 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by the Company in favor of mezzanine lender.

On May 5, 2016, Justice Investors and Portsmouth (parent Company) entered into a settlement agreement relating to the above-described litigation with Evon and Holdings. Under the settlement agreement, the Partnership will pay Evon Corporation $5,575,000 no later than January 10, 2017. This amount was recorded as legal settlement cost during the year ended June 30, 2016. As of June 30, 2016, payments totaling approximately $2,750,000 were made related to this settlement. The amount due to Evon Corporation is presented under related party and other notes payable on the consolidated balance sheet. In connection with the settlement, a $50,000 payment was made to one limited partner for his interest in the Partnership.

The Partnership settled the two legal matters with CCSF refunding $1.45 million apportioned half and half to each matter, resulting in approximately $340,000 in excess of net assets recorded. This amount was recorded as a reduction of Hotel legal settlement costs.

Please see NOTE 17 of the consolidated financial statements for further details on the two legal settlements.

On July 2, 2014, the Partnership obtained from the Intergroup Corporation (a related party) an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. Intergroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The proceeds of the loan were applied to the July 2014 payments to Holdings described in Note 2. The loan was extended to September 30, 2016. InterGroup is currently working on amending the loan agreement to extend the loan for a longer period.

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

Management believes that its cash, marketable securities, and the cash flows generated from those assets and from the partnership management fees, will be adequate to meet the Company’s current and future obligations. Additionally, management believes there is significant appreciated value in the Hotel property to support additional borrowings, if necessary.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company’s material financial obligations which also includes interest.

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Mortgage notes payable	$117,000,000	$672,000	$1,398,000	$1,473,000	$1,553,000	$1,637,000	$110,267,000
Related party and other notes payable	11,246,000	7,605,000	317,000	317,000	317,000	317,000	2,373,000
Interest	44,105,000	7,205,000	6,998,000	6,922,000	6,843,000	6,759,000	9,378,000
Total	$172,351,000	$15,482,000	$8,713,000	$8,712,000	$8,713,000	$8,713,000	$122,018,000

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Portsmouth Square, Inc.:

We have audited the accompanying consolidated balance sheets of Portsmouth Square, Inc. and its subsidiary (the Company) as of June 30, 2016 and 2015, and the related consolidated statements of operations, shareholders’ deficit and cash flows for each of the years in the two-year period ended June 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Portsmouth Square, Inc. and its subsidiary as of June 30, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California

September 28, 2016

PORTSMOUTH SQUARE, INC.

CONSOLIDATED BALANCE SHEETS

As of June 30,	2016	2015

ASSETS
Investment in Hotel, net	$37,744,000	$36,567,000
Investment in real estate	973,000	973,000
Investment in marketable securities	4,038,000	1,301,000
Other investments, net	359,000	5,003,000
Cash and cash equivalents	3,378,000	1,077,000
Restricted cash - mortgage impounds	898,000	587,000
Accounts receivable - Hotel, net	3,218,000	6,791,000
Other assets, net	2,114,000	3,399,000
Deferred tax asset	11,088,000	8,351,000

Total assets	$63,810,000	$64,049,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
Accounts payable and other liabilities	$17,181,000	$14,622,000
Due to securities broker	291,000	-
Obligations for securities sold	29,000	-
Related party and other notes payable	11,246,000	9,155,000
Mortgage notes payable - Hotel	117,000,000	117,000,000

Total liabilities	145,747,000	140,777,000

Commitments and contingencies
Shareholders' deficit:
Common stock, no par value: Authorized shares - 750,000; 734,183 shares issued and outstanding shares	2,092,000	2,092,000
Accumulated deficit	(77,365,000)	(72,523,000)
Total Portsmouth shareholders' deficit	(75,273,000)	(70,431,000)
Noncontrolling interest	(6,664,000)	(6,297,000)
Total shareholders' deficit	(81,937,000)	(76,728,000)

Total liabilities and shareholders' deficit	$63,810,000	$64,049,000

The accompanying notes are an integral part of these consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30,	2016	2015

Revenue - Hotel	$58,566,000	$56,811,000

Costs and operating expenses
Hotel operating expenses	(47,246,000)	(47,016,000)
Legal settlement costs	(5,396,000)	-
Depreciation and amortization expense	(2,855,000)	(2,705,000)
General and administrative expense	(712,000)	(641,000)

Total costs and operating expenses	(56,209,000)	(50,362,000)

Income from operations	2,357,000	6,449,000

Other income (expense)
Interest expense - mortgage	(7,790,000)	(7,787,000)
Loss on disposal of assets	(30,000)	(47,000)
Loss on marketable securities	(2,095,000)	(1,320,000)
Net unrealized loss on other investments	(32,000)	(65,000)
Impairment loss on other investments	(194,000)	(254,000)
Dividend and interest income	9,000	343,000
Trading and margin interest expense	(121,000)	(306,000)

Net other expense	(10,253,000)	(9,436,000)

Loss before income taxes	(7,896,000)	(2,987,000)
Income tax benefit	2,737,000	1,105,000

Net loss	(5,159,000)	(1,882,000)
Less: Net loss attributable to the noncontrolling interest	367,000	91,000

Net loss attributable to Portsmouth	$(4,792,000)	$(1,791,000)

Basic and diluted loss per share attributable to Portsmouth	$(6.53)	$(2.44)

Weighted average number of common shares outstanding	734,183	734,183

The accompanying notes are an integral part of these consolidated financial statements.

PORTSMOUTH SQUARE, INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

			Retained	Total
	Common Stock		Earnings	Portsmouth		Total
			(Accumulated	Shareholders'	Noncontrolling	Shareholders'
	Shares	Amount	Deficit)	Deficit	Interest	Deficit

Balance at July 1, 2014	734,183	$2,092,000	$(70,732,000)	$(68,640,000)	$(6,206,000)	$(74,846,000)

Net loss			(1,791,000)	(1,791,000)	(91,000)	(1,882,000)

Balance at June 30, 2015	734,183	2,092,000	(72,523,000)	(70,431,000)	(6,297,000)	(76,728,000)

Net loss			(4,792,000)	(4,792,000)	(367,000)	(5,159,000)

Redemption of limited partnership interests			(50,000)	(50,000)	-	(50,000)

Balance at June 30, 2016	734,183	$2,092,000	$(77,365,000)	$(75,273,000)	$(6,664,000)	$(81,937,000)

The accompanying notes are an integral part of these consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30,	2016	2015
Cash flows from operating activities:
Net loss	$(5,159,000)	$(1,882,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net unrealized loss on marketable securities	2,130,000	882,000
Legal settlement costs	5,575,000	-
Unrealized loss on other investments	41,000	65,000
Impairment loss on other investments	194,000	254,000
Loss on disposal of assets	30,000	47,000
Depreciation and amortization	2,855,000	2,705,000
Changes in assets and liabilities:
Investment in marketable securities	(458,000)	1,097,000
Accounts receivable - hotel, net	3,573,000	(597,000)
Other assets, net	1,454,000	602,000
Accounts payable and other liabilities	2,559,000	(1,241,000)
Due to securities broker	291,000	(690,000)
Obligations for securities sold	29,000	-
Deferred income taxes	(2,737,000)	(1,105,000)
Net cash provided by operating activities	10,377,000	137,000

Cash flows from investing activities:
Payments for hotel furniture, equipment and building improvements	(4,231,000)	(5,094,000)
Payments for other investments	-	(25,000)
Net cash used in investing activities	(4,231,000)	(5,119,000)

Cash flows from financing activities:
Payments of (proceeds from) mortgage and other notes payable	(3,484,000)	4,643,000
Restricted cash (used in) provided by redemption and mortgage impounds	(311,000)	16,520,000
Distributions and redemption to noncontrolling interest	(50,000)	(16,162,000)
Net cash (used in) provided by financing activities	(3,845,000)	5,001,000

Net increase in cash and cash equivalents	2,301,000	19,000
Cash and cash equivalents at beginning of year	1,077,000	1,058,000
Cash and cash equivalents at end of year	$3,378,000	$1,077,000

Supplemental information:
Income tax paid	$1,000	$1,000
Interest paid	$7,796,000	$7,824,000

Non-cash transactions:
Conversion of other investments to marketable securities	$4,410,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice Investors Limited Partnership, a California limited partnership (“Justice” or the “Partnership”). Portsmouth has a 93% limited partnership interest in Justice and is the sole general partner. The financial statements of Justice are consolidated with those of the Company.

As of June 30, 2016, Santa Fe Financial Corporation (“Santa Fe”), a public company, owns approximately 68.8% of the outstanding common shares of Portsmouth Square, Inc. (“Portsmouth” or the “Company”). Santa Fe is an 81.7%-owned subsidiary of The InterGroup Corporation (“InterGroup”), a public company. InterGroup also directly owns approximately 13.3% of the common stock of Portsmouth.

Justice, through its subsidiaries Justice Holdings Company, LLC (“Holdings”), a Delaware Limited Liability Company, Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”), owns a 543-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five level underground parking garage. Holdings and Mezzanine are both a wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the borrower under certain mezzanine indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is operated by the partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (Hilton). Justice also has a management agreement with Prism Hospitality L.P. (“Prism”) to perform management functions for the Hotel. The management agreement with Prism had an original term of ten years, subject to the Partnership’s right to terminate at any time with or without cause. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, also provided management services for the Partnership pursuant to a management services agreement, with a three year term, subject to the Partnership’s right to terminate earlier for cause. In June 2016, GMP resigned and the Company is currently in discussions with several national third party hotel management companies to replace GMP.

Portsmouth also receives management fees as a general partner of Justice for its services in overseeing and managing the Partnership’s assets. Those fees are eliminated in consolidation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and Justice. All significant inter-company transactions and balances have been eliminated.

Investment in Hotel, Net

Property and equipment are stated at cost. Building improvements are depreciated on a straight-line basis over their useful lives ranging from 3 to 39 years. Furniture, fixtures, and equipment are depreciated on a straight-line basis over their useful lives ranging from 3 to 7 years.

Repairs and maintenance are charged to expense as incurred. Costs of significant renewals and improvements are capitalized and depreciated over the shorter of its remaining estimated useful life or life of the asset. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts; any resulting gain or loss is included in other income (expenses).

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with generally accepted accounting principles (“GAAP”). If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Partnership will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset’s remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. No impairment losses were recorded for the years ended June 30, 2016 and 2015.

Investment in Marketable Securities

Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading securities with all unrealized gains and losses on the Company's investment portfolio recorded through the consolidated statements of operations.

Other Investments, Net

Other investments include non-marketable securities (carried at cost, net of any impairments loss), non –marketable warrants (carried at fair value) and certain convertible preferred securities, received in exchange for debt instruments, carried at a book basis, initially determined using the estimated fair value on the exchange date. The Company has no significant influence or control over the entities that issue these investments. These investments are reviewed on a periodic basis for other-than-temporary impairment. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time an investment is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For the years ended June 30, 2016 and 2015, the Company recorded impairment losses related to other investments of $194,000 and $254,000, respectively. As of June 30, 2016 and 2015, the allowance for impairment losses was $2,099,000 and $1,970,000, respectively.

Derivative Financial Instruments

The Company has investments in stock warrants that are considered derivative instruments. As of June 30, 2016 and 2015, the Company has nominal derivative financial instruments.

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

Restricted Cash

Restricted cash is comprised of amounts held by lenders for payment of real estate taxes, insurance, replacement and capital addition reserves for the Hotel.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $522,000 and $459,000 for the years ended June 30, 2016 and 2015, respectively.

Basic and Diluted Income per Share

Basic income per share is calculated based upon the weighted average number of common shares outstanding during each fiscal year. As of June 30, 2016 and 2015, the Company did not have any potentially dilutive securities outstanding.

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

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods within those annual periods beginning after December 15, 2016, which will require the Company to adopt these provisions in the first quarter of ended September 30, 2017. This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. Early adoption is permitted. The Company has not yet selected a transition date nor have we determined the effect of the standard on our ongoing financial reporting.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for annual and interim periods within these annual periods beginning after December 15, 2015 and early application is permitted. This standard will not have material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the consolidation analysis for both the variable interest model and for the voting model for limited partnerships and similar entities. ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015 and early application is permitted. ASU 2015-02 provides for one of two methods of transition: retrospective application to each prior period presented; or recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. We are in the process of evaluating this guidance and our method of adoption. This is not expected to materially impact the Company’s financial statements.

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual and interim reporting periods with these annual periods beginning after December 15, 2016. The Company does not plan to early adopt. We are currently evaluating the impact ASU 2014-09 will have on the Company's consolidated financial statements.

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

NOTE 2 - JUSTICE INVESTORS

Justice Investors Limited Partnership, a California limited partnership (“Justice” or the “Partnership”), was formed in 1967 to acquire real property in San Francisco, California, for the development and lease of the Hotel and related facilities. The Partnership has one general partner, Portsmouth Square, Inc., a California corporation (“Portsmouth”) and approximately 24 voting limited partners, including Portsmouth.

Effective December 1, 2008, Portsmouth and Evon Corporation, a California corporation (“Evon”), as the two general partners of Justice, entered into a 2008 Amendment to the Limited Partnership Agreement (the “Amendment”) that provided for a change in the respective roles of the general partners. Pursuant to the Amendment, Portsmouth assumed the role of managing general partner and Evon continued on as the co-general partner of Justice. The Amendment was ratified by approximately 98% of the limited partnership interests. The Amendment also amended and restated the Limited Partnership Agreement of the Partnership in its entirety to comply with the new provisions of the California Corporations Code known as the “Uniform Limited Partnership Act of 2008.” The Amendment did not result in any material modifications of the rights or obligations of the general and limited partners. The Amendment also provided that future amendments to the Limited Partnership Agreement would be made only upon the consent of the general partners and at least seventy five percent (75%) of the interests of the limited partners. Consent of at least 75% of the interests of the limited partners is required to remove a general partner pursuant to the Amendment.

Concurrent with the Amendment, a new General Partner Compensation Agreement (the “Compensation Agreement”) was entered into on December 1, 2008, among Justice, Portsmouth and Evon to terminate and supersede all prior compensation agreements for the general partners. Pursuant to the Compensation Agreement, the general partners of Justice were entitled to receive an amount equal to 1.5% of the gross annual revenues of the Partnership (as defined in the Amendment), less $75,000 to be used as a contribution toward the cost of Justice engaging an asset manager. The Compensation Agreement set the minimum annual compensation of the general partners at approximately $285,000, with eighty percent (80%) of that amount being allocated to Portsmouth for its services as managing general partner and twenty percent (20%) allocated to Evon as the co-general partner. Compensation earned by the general partners in each calendar year in excess of the minimum base was be payable in equal fifty percent (50%) shares to Portsmouth and Evon. As described below, the Compensation Agreement was amended upon the completion of the Offer to Redeem on December 18, 2013.

In December 2013, the Partnership determined to restructure its ownership to facilitate a refinancing of the Hotel and redeem the interests of certain Partners, including Evon. In the course of this refinancing, restructuring and redemption, the Partnership created three subsidiaries: Justice Holdings Company, LLC (“Holdings”), a Delaware Limited Liability Company, Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”). Holdings and Mezzanine are each wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the borrower of certain mezzanine indebtedness and in December 2013, the Partnership conveyed ownership of the Hotel to Operating.

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

In addition, the Partnership accepted the election of holders of approximately 17.146% of the limited partnership interests outstanding prior to the Offer to Redeem to participate in an alternate redemption structure. Under that alternative redemption structure, the Partnership paid to Holdings $1,385,000 for each 1% tendered. Those partners who elected the alternative redemption structure were given an option to designate property for Holdings to purchase within 12 months of December 18, 2013, and then require Holdings to transfer that property to the partner in redemption of that partner’s interest in the Partnership. The governing agreement also provided for other possible methods of redeeming the interests of the partners who elected the alternate redemption structure, respectively. During the years ended June 30, 2015 and 2014, a total of $16,163,000 and $2,928,000 was redeemed under the alternative redemption structure, respectively. As of June 30, 2016, all limited partner interests outstanding under the Offer to Redeem had been redeemed.

As a result of the ownership structure implemented in December 2013, the Partnership is the indirect sole owner of a 543-room hotel property located at 750 Kearny Street, San Francisco, California, now known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five level underground parking garage. The Hotel is operated by Operating as a full service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Existing Franchise Holding LLC (the “Hilton”). Operating also has a management agreement with Prism Hospitality L.P. (“Prism”) to perform management functions for the Hotel. The management agreement with Prism had an original term of ten years, subject to the Partnership’s right to terminate at any time with or without cause. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and related party, also provided management services for the Partnership pursuant to a management services agreement, with a three year term subject to the Partnership’s right to terminate earlier for cause.  In June 2016, GMP resigned and the Company is currently in discussions with several national third party hotel management companies to replace GMP.

As of June 30, 2016 and 2015, the Partnership had an accumulated deficit. That accumulated deficit is primarily attributable to the redemption of certain limited partners, effective December 18, 2013. The Partnership utilized the book value method to record the redemption of the limited partners. Under book value (bonus) method the remaining partners continue the existing partnership, recording no changes to the book values of the partnership’s assets and liabilities. As a result, any revaluation of the existing partnership’s assets or liabilities that might be undertaken is solely to determine the settlement price to the outgoing partner. The partner’s withdrawal from the partnership is recorded by adjusting the remaining partners’ capital accounts with the amount of the bonus, which is allocated according to their income sharing ratio. The amount of adjustment is equal to the difference between the settlement price paid to the withdrawing partner and the book value of his share of total partnership capital at the time he withdraws. Justice Partner’s capital was reduced by approximately $64.1 million for the redemption during the year ended June 30, 2014.

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

NOTE 3 – INVESTMENT IN HOTEL, NET

Investment in Hotel consisted of the following as of:

		Accumulated	Net Book
June 30, 2016	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Furniture and equipment	28,857,000	(23,097,000)	5,760,000
Building and improvements	54,517,000	(23,657,000)	30,860,000
	$84,498,000	$(46,754,000)	$37,744,000

		Accumulated	Net Book
June 30, 2015	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Furniture and equipment	25,958,000	(21,605,000)	4,353,000
Building and improvements	53,641,000	(22,551,000)	31,090,000
	$80,723,000	$(44,156,000)	$36,567,000

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

At June 30, 2016 and 2015, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Value

As of June 30, 2016
Corporate
Equities	$6,877,000	$272,000	$(3,111,000)	$(2,839,000)	$4,038,000

As of June 30, 2015
Corporate
Equities	$2,009,000	$240,000	$(948,000)	$(708,000)	$1,301,000

As of June 30, 2016 and 2015, approximately 77% and 70% of the investment marketable securities balance above is comprised of the common stock of Comstock Mining Inc.

As of June 30, 2016 and 2015, the Company had $1,138,000 and $940,000, respectively, of unrealized losses related to securities held for over one year.

Net loss on marketable securities on the statement of operations is comprised of realized and unrealized losses. Below is the composition of the two components for the years ended June 30, 2016 and 2015, respectively.

For the year ended June 30,	2016	2015
Realized gain (loss) on marketable securities	$35,000	$(438,000)
Unrealized loss on marketable securities	(2,130,000)	(882,000)

Net loss on marketable securities	$(2,095,000)	$(1,320,000)

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

Other investments, net consist of the following:

Type	June 30, 2016	June 30, 2015
Preferred stock - Comstock, at cost	$-	$4,410,000
Private equity hedge fund, at cost	333,000	456,000
Other preferred stock	26,000	112,000
Warrants - at fair value	-	25,000
	$359,000	$5,003,000

As of June 30, 2015, the Company had $4,410,000 (4,410 preferred shares) held in Comstock Mining Inc. (“Comstock” – OTCBB: LODE) 7 1/2% Series A-1 Convertible Preferred Stock (the “A-1 Preferred”) of Comstock. On August 27, 2015, all of such preferred stock was converted into common stock of Comstock.

As of June 30, 2016 and 2015, the Company had investments in corporate debt and equity instruments which had attached warrants that were considered derivative instruments. These warrants have an allocated cost basis of $170,000 as of June 30, 2016 and 2015, respectively. The fair market value of these warrants were $0 and $25,000 as of June 30, 2016 and 2015, respectively. During the years ended June 30, 2016 and 2015, the Company had an unrealized loss of $32,000 and $40,000, respectively, related to these warrants.

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

The assets measured at fair value on a recurring basis are as follows:

As of June 30, 2016
Assets:	Level 1	Level 3	Total
Investment in marketable securities:
Basic materials	$3,102,000	$-	$3,102,000
Energy	388,000	-	388,000
Financial services	198,000	-	198,000
Other	350,000	-	350,000
	4,038,000	-	4,038,000
	$4,038,000	$-	$4,038,000

As of June 30, 2015
Assets:	Level 1	Level 3	Total
Other investments - warrants	$-	$25,000	$25,000
Investment in marketable securities:
Basic materials	926,000	-	926,000
Financial services	137,000	-	137,000
Industrial goods	101,000	-	101,000
REITs and real estate companies	70,000	-	70,000
Other	67,000	-	67,000
	1,301,000	-	1,301,000
	$1,301,000	$25,000	$1,326,000

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

			Net loss for the year
Assets	Level 3	June 30, 2016	ended June 30, 2016

Other non-marketable investments	$359,000	$359,000	$(194,000)

			Net loss for the year
Assets	Level 3	June 30, 2015	ended June 30, 2015

Other non-marketable investments	$4,978,000	$4,978,000	$(254,000)

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

NOTE 8 – OTHER ASSETS, NET

Other assets consist of the following as of June 30:

	2016	2015
Inventory - Hotel	$248,000	$256,000
Prepaid expenses	690,000	781,000
Occupancy tax deposit - Hotel	-	1,061,000
Miscellaneous assets, net	1,176,000	1,301,000

Total other assets	$2,114,000	$3,399,000

Amortization expense of loan fees and franchise costs for the years ended June 30, 2016 and 2015 was $159,000 and $131,000, respectively.

NOTE 9 – RELATED PARTY AND OTHER NOTES PAYABLE

On July 2, 2014, the Partnership obtained from the Intergroup Corporation (a related party) an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. Intergroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The proceeds of the loan were applied to the July 2014 payments to Holdings described in Note 2. The loan was extended to September 30, 2016. InterGroup is currently working on amending the loan agreement to extend the loan for a longer period.

On May 5, 2016, Justice and Portsmouth entered into a settlement agreement relating to previously reported litigation with Evon Corporation and certain other parties.  Under the settlement agreement, Justice, a subsidiary of Portsmouth, will pay Evon Corporation $5,575,000 no later than January 10, 2017. This amount was recorded as legal settlement cost for the year end June 30, 2016.  As of June 30, 2016, the balance of this related party note payable was $2,825,000.

Also included in the balance of the related party note payable at June 30, 2016 is the obligation to Hilton (Franchisor) in the form of a self-exhausting, interest free development incentive note which will be reduced approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton. For the years ended June 30, 2016 and 2015, the note was reduced by approximately $316,000 and $158,000, respectively.

The Company has various notes payable and financing obligations outstanding at June 30, 2016 and 2015 totaling $212,000 and $313,000, respectively. The notes bear interest at market rates and require monthly principal payments through January 2018 when the obligations will be fully repaid.

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

The Loan Agreements provide for a $97,000,000 Mortgage Loan and a $20,000,000 Mezzanine Loan. The proceeds of the Loan Agreements were used to fund the redemption of limited partnership interests and the pay-off of the prior mortgage.

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

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties are full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Partnership is required to maintain a certain minimum net worth and liquidity. As of June 30, 2016 and 2015, the Partnership is in compliance with both requirements.

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

As of June 30, 2016 and 2015, the Company had the following mortgages:

June 30, 2016	June 30, 2015	Interest Rate	Origination Date	Maturity Date
$97,000,000	$97,000,000	Fixed 5.28%	December 18, 2013	January 1, 2024
20,000,000	20,000,000	Fixed 9.75%	December 18, 2013	January 1, 2024
$117,000,000	$117,000,000

Future minimum payments for all mortgage notes payable are as follows:

For the year ending June 30,
2017	$672,000
2018	1,398,000
2019	1,473,000
2020	1,553,000
2021	1,637,000
Thereafter	110,267,000
$117,000,000

NOTE 11 – GARAGE OPERATIONS

On October 31, 2010, the Partnership and Ace Parking entered into an amendment of the original Parking Agreement to extend the term for a period of sixty two (62) months, commencing on November 1, 2010 and terminating December 31, 2015, subject to either party’s right to terminate the agreement without cause on ninety (90) days’ written notice. The monthly management fee of $2,000 and the accounting fee of $250 remained the same, but the amendment modified how the Excess Profit Fee (described below) to be paid to Ace Parking would be calculated. The parking agreement with Ace Parking was terminated with an effective termination date of October 4, 2016. Going forward, the Company The parking garage that is part of the Hotel property is managed by Ace Parking Management, Inc. pursuant to a contract with the Partnership. The parking agreement with Ace Parking was terminated with an effective termination date of October 4, 2016. Going forward, the Company through its subsidiary, Kearny Street Parking LLC, will manage the parking garage in-house.

The amendment noted above provides that, if net operating income (“NOI”) from the garage operations exceeds $1,800,000 but is less than $2,000,000, then Ace Parking will be entitled to a fee (an “Excess Profit Fee”) of one percent (1%) of the total annual NOI. If the annual NOI is $2,000,000 or higher, Ace Parking will be entitled to an Excess Profit Fee equal to two percent (2%) of the total annual NOI. The garage’s NOI did not exceed the annual NOI of $2,000,000 for the year ended June 30, 2016. The garage’s NOI exceeded the annual NOI of $2,000,000 for the year ended June 30, 2015. Base Management and incentive fees to Ace Parking amounted to $24,000 and $44,000 for each of the years ended June 30, 2016 and 2015, respectively.

NOTE 12 – MANAGEMENT AGREEMENTS

On February 2, 2007, the Partnership entered into an agreement with Prism to manage and operate the Hotel as its agent. Under a new management agreement, effective January 2014, the base management fees were amended to a fixed rate of $20,000 per month. Under the amended management agreement, Prism can also earn an incentive fee of $10,500 for each month that the revenues per room of the Hotel exceed the average revenues per room of a defined set of competing hotels. Base management fees and incentives paid to Prism during the years ended June 30, 2016 and 2015 were $251,000 and $293,000, respectively.

Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and related party, also began to provide management services for the Partnership pursuant to a management services agreement. The management agreement with GMP had a three year term, subject to the Partnership’s right to terminate earlier for cause. Under the agreement, GMP was required to advise the Partnership on the management and operation of the hotel; administer the Partnership’s contracts, leases, agreements with hotel managers and franchisors and other contracts and agreements; provide administrative and asset management services, oversee financial reporting and maintain offices at the Hotel in order to facilitate provision of services. GMP was paid an annual base management fee of $325,000 per year, increasing by 5% per year, payable in monthly installments, and to reimbursement for reasonable and necessary costs and expenses incurred by GMP in performing its obligations under the agreement. In June 2016, GMP resigned and the Company is currently in discussions with several national third party hotel management companies to replace GMP.

During the years ended June 30, 2016 and 2015, GMP was paid $1,637,000 and $1,688,000, respectively, for the salaries, benefits, and local payroll taxes for GMP employees and various other reimbursable expenses. These amounts also include the annual GMP base management fees. The base management fees expensed for GMP during the years ended June 30, 2016 and 2015 were $1,219,000 and $1,078,000, respectively, and are included in the consolidated statements of operations. Also included in fiscal 2016, is the $200,000 fee paid to GMP for the completion of the reorganization of the Partnership and the related financing transactions.

NOTE 13 – CONCENTRATION OF CREDIT RISK

As of June 30, 2016 and 2015, approximately 45% and 70%, respectively, of accounts receivable is related to legal settlement receivables and the amended franchise agreement. The Hotel had four customers that accounted for 26%, or $811,000 of accounts receivable at June 30, 2016. The Hotel had two customers who accounted for 17%, or $1,182,000, of accounts receivable at June 30, 2015.

The Partnership maintains its cash and cash equivalents and restricted cash with various financial institutions that are monitored regularly for credit quality. At times, such cash and cash equivalents holdings may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) or other federally insured limits.

NOTE 14 - INCOME TAXES

The provision for income taxes benefit consists of the following:

For the years ended June 30,	2016	2015
Federal
Current tax expense	$-	$-
Deferred tax benefit	2,362,000	878,000
	2,362,000	878,000
State
Current tax expense	-	-
Deferred tax benefit	375,000	227,000
	375,000	227,000

Total income tax benefit	$2,737,000	$1,105,000

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

For the years ended June 30,	2016	2015
Statutory federal tax rate	34.0%	34.0%
State income taxes, net of federal tax benefit	3.1%	5.4%
Noncontrolling interest	-1.5%	-2.6%
Other	-0.9%	0.2%
	34.7%	37.0%

The components of the Company’s deferred tax assets and (liabilities) as of June 30, 2016 and 2015, are as follows:

Deferred tax assets (liabilities)	2016	2015
Net operating loss carryforward	$8,070,000	$8,695,000
Investment reserve	1,157,000	1,074,000
Basis difference in Justice	1,805,000	-
Other	1,123,000	691,000
	12,155,000	10,460,000
Deferred tax liabilities
Basis difference in Justice	-	(243,000)
Unrealized gains on marketable securities	(260,000)	(1,187,000)
State taxes	(807,000)	(679,000)
	(1,067,000)	(2,109,000)
Net deferred tax assets	$11,088,000	$8,351,000

As of June 30, 2016, the Company had net operating loss carryforwards of approximately $19,565,000 and $16,042,000 for federal and state purposes, respectively. These carryforwards expire in varying amount through 2031.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2011 through 2015 tax years. State income tax returns are subject to examination for the 2010 through 2015 tax years.

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions. As of June 30, 2016, it has been determined there are no uncertain tax positions likely to impact the Company.

The Partnership files tax returns as prescribed by the tax laws of the jurisdictions in which it operates and is subject to examination by federal, state and local jurisdictions, were applicable. As of June 30, 2016, tax years beginning in fiscal 2010 remain open to examination by the major tax jurisdictions, and are subject to the statute of limitations.

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

Information below represents reporting segments for the years ended June 30, 2016 and 2015, respectively. Segment income (loss) from Hotel operations consists of the operation of the Hotel and operation of the garage. Loss from investments consists of net investment gain (loss), dividend and interest income and investment related expenses.

As of and for the year	Hotel	Investment
ended June 30, 2016	Operations	Transactions	Other	Total
Revenues	$58,566,000	$-	$-	$58,566,000
Segment operating expenses	(47,246,000)	-	(712,000)	(47,958,000)
Segment income (loss)	11,320,000	-	(712,000)	10,608,000
Legal settlement costs	(5,396,000)	-	-	(5,396,000)
Interest expense - mortgage	(7,790,000)	-	-	(7,790,000)
Loss on disposal of assets	(30,000)	-	-	(30,000)
Depreciation and amortization expense	(2,855,000)	-	-	(2,855,000)
Loss from investments	-	(2,433,000)	-	(2,433,000)
Income tax benefit	-	-	2,737,000	2,737,000
Net income (loss)	$(4,751,000)	$(2,433,000)	$2,025,000	$(5,159,000)
Total assets	$45,919,000	$4,397,000	$13,494,000	$63,810,000

As of and for the year	Hotel	Investment
ended June 30, 2015	Operations	Transactions	Other	Total
Revenues	$56,811,000	$-	$-	$56,811,000
Segment operating expenses	(47,016,000)	-	(641,000)	(47,657,000)
Segment income (loss)	9,795,000	-	(641,000)	9,154,000
Interest expense - mortgage	(7,787,000)	-	-	(7,787,000)
Loss on disposal of assets	(47,000)	-	-	(47,000)
Depreciation and amortization expense	(2,705,000)	-	-	(2,705,000)
Loss from investments	-	(1,602,000)	-	(1,602,000)
Income tax benefit	-	-	1,105,000	1,105,000
Net income (loss)	$(744,000)	$(1,602,000)	$464,000	$(1,882,000)
Total assets	$48,054,000	$6,304,000	$9,691,000	$64,049,000

NOTE 16 - RELATED PARTY TRANSACTIONS

As discussed in Note 9 – Other Notes Payable, on July 2, 2014, the Partnership obtained from the InterGroup Corporation an unsecured loan in the principal amount of $4,250,000.

As discussed in Note 12 – Management Agreements, effective December 1, 2013, the Partnership has a management agreement with GMP Management, Inc., a company owned by a Justice limited partner and a related party In June 2016, GMP resigned and the Company is currently in discussions with several national third party hotel management companies to replace GMP.

In connection with the redemption of limited partnership interests of Justice described in Note 2 above, Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice. This agreement was superseded by a letter dated December 11, 2013 from Justice, in which Justice assumed the payment obligations of Justice Operating Company, LLC. The first payment under this agreement was made concurrently with the closing of the loan agreements described in Note 2 above, with the remaining payments due upon Justice Investor’s having adequate available cash as described in the letter. As of June 30, 2016, $400,000 of these fees remain payable.

Two general partners provided services to the Partnership through December 17, 2013. On December 18, 2013, the Partnership redeemed Evon’s partnership interest and Portsmouth became the sole general partner. The Partnership’s obligation to pay Evon, Justice’s former general partner, terminated as of December 18, 2013. Under the terms of the Limited Partnership Agreement of Justice, its current sole general partner, Portsmouth, receives annual base compensation of $285,000, plus one percent of hotel revenue. During each of the years ended June 30, 2016 and 2015, total compensation paid to Portsmouth under the new and previous agreements was $593,000 and $565,000, respectively. Amounts paid to Portsmouth are eliminated in consolidation.

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated among the Company, Santa Fe and InterGroup based on management's estimate of the pro rata utilization of resources. For the years ended June 30, 2016 and 2015, these expenses were approximately $72,000 for each respective year.

Four of the Company’s Directors serve as directors of InterGroup and three of the Company’s Directors serve on the Board of Santa Fe.

As Chairman of the Securities Investment Committee, the Company’s President and Chief Executive Officer (CEO), John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of Santa Fe and InterGroup and oversees the investment activity of those companies. Depending on certain market conditions and various risk factors, the Chief Executive Officer, Santa Fe and InterGroup may, at times, invest in the same companies in which the Company invests. Such investments align the interests of the Company with the interests of these related parties because it places the personal resources of the Chief Executive Officer and the resources of Santa Fe and InterGroup, at risk in substantially the same manner as the Company in connection with investment decisions made on behalf of the Company.

In fiscal year ended June 30, 2004, the disinterested members of the Board of Directors established a performance based compensation program for the Company’s CEO to keep and retain his services as a direct and active manager of the Company’s securities portfolio. Pursuant to the current criteria established by the Board, Mr. Winfield is entitled to performance based compensation for his management of the Company’s securities portfolio equal to 20% of all net investment gains generated in excess of an annual return equal to the Prime Rate of Interest (as published in the Wall Street Journal) plus 2%. Compensation amounts are calculated and paid quarterly based on the results of the Company’s investment portfolio for that quarter. Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. This performance based compensation program may be further modified or terminated at the discretion of the Board of Directors. The Company’s CEO did not earn any performance based compensation for the years ended June 30, 2016 and 2015.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Franchise Agreements

The Partnership entered into a Franchise License Agreement (the “License Agreement”) with the HLT Existing Franchise Holding LLC (“Hilton”) on November 24, 2004. The term of the License agreement was for an initial period of 15 years commencing on the date the Hotel began operating as a Hilton hotel, with an option to extend the License Agreement for another five years, subject to certain conditions. On June 26, 2015, Operating and Hilton entered into an amended franchise agreement which amongst other things extended the License Agreement through 2030, and also provided the Partnership certain key money cash incentives to be earned through 2030.

Since the opening of the Hotel in January 2006, the Partnership has paid monthly royalties, program fees and information technology recapture charges equal to a percent of the Hotel’s gross room revenue for the preceding calendar month. Total fees paid to Hilton for such services during fiscal 2016 and 2015 totaled approximately $2.9 million and $3.6 million, respectively.

Employees

As of June 30, 2016, the Partnership, through Operating, had approximately 276 employees. Approximately 78% of those employees were represented by one of three labor unions, and their terms of employment were determined under a collective bargaining agreement (“CBA”) to which the Partnership was a party. During the year ended June 30, 2014, the Partnership renewed the CBAs for the Local 2 (Hotel and Restaurant Employees), Local 856 (International Brotherhood of Teamsters), and Local 39 (stationary engineers). The present CBAs expire in July 2018.

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

Legal Matters

In 2013, the City of San Francisco’s Tax Collector’s office claimed that Justice owed the City of San Francisco $2.1 million based on the Tax Collector’s interpretation of the San Francisco Business and Tax Regulations Code relating to Transient Occupancy Tax and Tourist Improvement District Assessment. This amount exceeds Justice’s estimate of the taxes owed, and Justice has disputed the claim and is seeking to discharge all penalties and interest charges imposed by the Tax Collector attributed to its over payment. The Company paid the full amount in March 2014 as part of the appeals process and reflected the amount on the balance sheet in “Other assets, net” as it was under protest as of June 30, 2015.

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

The Partnership settled the two aforementioned legal matters with CCSF refunding $1.45 million apportioned half and half to each matter, resulting in approximately $340,000 in excess of net assets recorded. This amount was recorded as a reduction of Hotel legal settlement costs.

On February 13, 2014, Evon filed a complaint in San Francisco Superior Court against the Partnership, Portsmouth, and a limited partner and related party asserting contract and tort claims based on Justice’s withholding of $4.7 million from a payment due to Holdings to pay the transfer tax described in Note 1. On April 1, 2014, Defendants removed the action to the United States District Court for the Northern District of California. Evon dismissed its complaint on April 8, 2014 and, that same day, filed a second complaint in San Francisco Superior Court substantially similar to the dismissed complaint, except for the omission of a federal cause of action. Evon’s current complaint in the action asserts causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing against Justice only; breach of fiduciary duty against Portsmouth only; conversion against Justice and Portsmouth; and fraud/concealment against Justice, Portsmouth and a Justice limited partner and related party. In July 2014, Justice paid to Holdings a total of $4.7 million, the amount Evon claims was incorrectly withheld from Holdings to pay the transfer tax. Defendants moved to compel arbitration on August 5, 2014, and the Superior Court denied that motion on September 23, 2014.

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

On May 5, 2016, Justice Investors and Portsmouth (parent Company) entered into a settlement agreement relating to the above-described litigation with Evon and Holdings. Under the settlement agreement, the Partnership will pay Evon Corporation $5,575,000 no later than January 10, 2017. This amount was recorded as legal settlement costs during the year ended June 30, 2016. As of June 30, 2016, payments totaling approximately $2,750,000 were made related to this settlement. The amount due to Evon Corporation is presented under related party and other notes payable on the consolidated balance sheet. In connection with the settlement, a $50,000 payment was made to one limited partner for his interest in the Partnership.

On April 21, 2014, the Partnership commenced an arbitration action against Glaser Weil Fink Howard Avchen & Shapiro, LLP (formerly known as Glaser Weil Fink Jacobs Howard Avchen & Shapiro, LLP), Brett J. Cohen, Gary N. Jacobs, Janet S. McCloud, Paul B. Salvaty, and Joseph K. Fletcher III (collectively, the “Respondents”) in connection with the redemption transaction. The arbitration alleges legal malpractice against the Respondents and also seeks declaratory relief regarding provisions of the option agreement in the redemption transaction and regarding the engagement letter with Respondents. The arbitration is pending before JAMS in Los Angeles, but has been stayed pending conclusion of the action filed by Evon Corporation described above. No prediction can be given as to the outcome of this matter.

On April 15, 2016, the Partnership and Portsmouth filed a complaint in Los Angeles Superior Court against RSUI Indemnity Company (“RSUI”). The complaint alleges that RSUI breached an insurance contract by refusing to pay the defense and settlement costs incurred in connection with the above-described complaints and cross-complaint Evon filed against the Partnership and Portsmouth in 2014 in San Francisco Superior Court. On May 24, 2016, RSUI removed the action to the United States District Court for the Central District of California. No prediction can be given as to the outcome of this matter.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company defends itself vigorously against any such claims. Management does not believe that the impact of such matters will have a material effect on the financial conditions or result of operations when resolved.

NOTE 18 – EMPLOYEE BENEFIT PLAN

Justice has a 401(k) Profit Sharing Plan (the “Plan”) for non-union employees who have completed six months of service. Justice provides a matching contribution up to 4% of the contribution to the Plan based upon a certain percentage on the employees’ elective deferrals. Justice may also make discretionary contributions to the Plan each year. Contributions made to the Plan amounted to $108,000 and $61,000 during the years ended June 30, 2016 and 2015, respectively.

Certain employees of Justice who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer health and welfare and benefit pension plans. Justice does not contribute separately to those multi-employer plans.

NOTE 19 – SUBSEQUENT EVENTS

The Company has evaluated all events occurring subsequent to June 30, 2016 and concluded that no additional subsequent events has occurred outside the normal course of business operations that require disclosure.

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

Management conducted an evaluation of the effectiveness of Company’s internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013 COSO Framework). Based on its evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2016.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2016:

Name	Position with the Company	Age	Term to Expire

John V. Winfield	Chairman of the Board; President	69	Fiscal 2016 Annual Meeting
	and Chief Executive Officer (1)

Jerold R. Babin	Director(2)	82	Fiscal 2016 Annual Meeting

John C. Love	Director (1)(2)(3)	76	Fiscal 2016 Annual Meeting

William J. Nance	Director(1)(2)(3)	72	Fiscal 2016 Annual Meeting

Executive Officer:

David T. Nguyen	Treasurer and Controller (Principal Financial Officer)	42	N/A

Corporate Secretary:

Clyde W. Tinnen	Secretary	43	N/A

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

Based solely on its review of the copies of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2016 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

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

Item 11. Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Company’s principal executive officer and other named executive officers of the Company whose total compensation exceeded $100,000 for all services rendered to the Company for each of the Company’s last two completed fiscal years ended June 30, 2016 and 2015. No stock awards, long-term compensation, options or stock appreciation rights were granted to any of the named executive officers during the last two fiscal years.

SUMMARY COMPENSATION TABLE

Annual Compensation

Name and	Fiscal				All Other
Principal Position	Year	Salary		Bonus	Compensation		Total

John V. Winfield	2016	$272,000	(1)	$-	$417,000	(2)(4)	$689,000
Chairman; President	2015	$272,000	(1)	$-	$17,000	(2)	$289,000
and Chief Executive Officer

Geoffrey M. Palermo (3)	2016	$364,000		$-	$200,000	(4)	$564,000
Assistant Secretary	2015	$341,000		$92,000	$-		$433,000

(1) Amounts shown include $6,000 per year in regular Directors fees.

(2) During fiscal years 2016 and 2015, the Company also paid annual premiums of $17,000 for a split dollar whole life insurance policy, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield’s family. This policy was obtained in December 1998 and provides for a death benefit of $1,000,000. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

(3) Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Geoffrey M. Palermo, Justice limited partner and related party, also provides management services for the Partnership pursuant to a Management Services Agreement. The management agreement with GMP has a term of 3 years, but may be terminated earlier by the Partnership for cause. Under the agreement, GMP is required to advise the Partnership on the management and operation of the hotel; administer the Partnership’s contracts, leases, agreements with hotel managers and franchisors and other contracts and agreements; provide administrative and asset management services, oversee financial reporting, and maintain offices at the Hotel in order to facilitate provision of services. GMP is paid an annual base management fee of $325,000 per year, increasing by 5% per year, payable in monthly installments, and to reimbursement for reasonable and necessary costs and expenses incurred by GMP in performing its obligations under the agreement. In June 2016, GMP resigned and the Company is currently in discussions with several national third party hotel management companies to replace GMP. Mr. Palermo also resigned as assistant secretary of the Company in May 2016.

(4) In connection with the redemption of limited partnership interests of Justice in Note 2 of the consolidated financial statements, Justice agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice. The first payment under this agreement was made concurrently with the closing of the loan agreements, with the remaining payments due upon Justice having adequate available cash. In fiscal 2016, Mr. Winfield was paid $400,000 and Mr. Palermo was paid $200,000.

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

In fiscal year ended June 30, 2004, the disinterested members of the Board of Directors established a performance based compensation program for the Company’s CEO to keep and retain his services as a direct and active manager of the Company’s securities portfolio. Pursuant to the current criteria established by the Board, Mr. Winfield is entitled to performance based compensation for his management of the Company’s securities portfolio equal to 20% of all net investment gains generated in excess of an annual return equal to the Prime Rate of Interest (as published in the Wall Street Journal) plus 2%. Compensation amounts are calculated and paid quarterly based on the results of the Company’s investment portfolio for that quarter. Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. This performance based compensation program may be further modified or terminated at the discretion of the Board of Directors. The Company’s CEO did not earn any performance based compensation for the years ended June 30, 2016 and 2015.

Internal Revenue Code Limitations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provides that, in the case of a publicly held corporation, the corporation is not generally allowed to deduct remuneration paid to its chief executive officer and certain other highly compensated officers to the extent that such remuneration exceeds $1,000,000 for the taxable year. Certain remuneration, however, is not subject to disallowance, including compensation paid on a commission basis and, if certain requirements prescribed by the Code are satisfied, other performance based compensation. Since InterGroup, Santa Fe and Portsmouth are each public companies, the $1,000,000 limitation applies separately to the compensation paid by each entity. Stock option expenses are also amortized over a several years. For fiscal years 2016 and 2015, no compensation paid by the Company to its CEO or other executive officers was subject the deduction disallowance prescribed by Section 162(m) of the Code.

DIRECTOR COMPENSATION

The following table provides information concerning compensation awarded to, earned by, or paid to the Company’s directors for the fiscal year ended June 30, 2016.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash		All Other Compensation		Total

Jerold R. Babin	$12,000		-		$12,000

John C. Love	$50,000	(1)	-		$50,000

William J. Nance	$50,000	(1)	$200,000	(3)	$250,000

John V. Winfield(2)	-		-		-

(1) Amounts shown include regular Board fees, Audit Committee fees and Hotel Committee fees. In June 2016, the Hotel Committee was terminated.

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

On February 26, 2004, the Board of Directors established a Special Hotel Committee to actively oversee the Company’s interests in Justice and the repositioning and operations of the Hotel asset. The members of the Special Committee are Directors John C. Love (Chair), William J. Nance and Jerold R. Babin. Mr. Nance and Mr. Love of the Hotel Committee member received monthly fees of $3,500. Mr. Babin received $500 monthly. In June 2016, the Hotel Committee was terminated.

(3) In connection with the redemption of limited partnership interests of Justice in Note 2 of the consolidated financial statements, Justice agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice Investors. The first payment under this agreement was made concurrently with the closing of the loan agreements, with the remaining payments due upon Justice having adequate available cash. In fiscal 2016, Mr. Nance was paid $200,000.

Change in Control or Other Arrangements

Except for the foregoing, there are no other arrangements for compensation of directors and there are no employment contracts between the Company and its directors or any change in control arrangements.

Outstanding Equity Awards at Fiscal Year End.

The Company did not have any outstanding equity awards at the end of its fiscal year ended June 30, 2016 and has no equity compensation plans in effect.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of August 26, 2016, certain information with respect to the beneficial ownership of Common Stock owned by (i) those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock, (ii) each Director and Executive Officer, and (iii) all Directors and Executive Officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)

John V. Winfield	0		-
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024

Jerold R. Babin	48,345	(3)	6.6%
243 28th Street
San Francisco, CA 94121

John C. Love	0		-
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024

William J. Nance	0		-
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024

Geoffrey M. Palermo	0		-
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024

David T. Nguyen	0		-
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024

Santa Fe Financial Corporation and	603,399	(4)	82.2%
The InterGroup Corporation
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024

All of the above as a group	651,744		88.8%

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated based of 734,183 shares of Common Stock issued and outstanding as of August 26, 2016.

(3) Jerold R. Babin claims sole voting power over the 48,345 shares identified herein, of which he has sole dispositive power over 9,667 held in his retirement account. He claims shared dispositive power with his wife over the 38,478 shares which they hold as trustees of a family trust.

(4) Santa Fe Financial Corporation is the record and beneficial owner of 505,437 shares of the Common Shares of Portsmouth and 97,962 shares are owned by Santa Fe’s parent company, The InterGroup Corporation. As directors of Santa Fe and InterGroup, Messrs. Winfield, Nance and Love have the power to direct the vote of the shares of Portsmouth owned by Santa Fe and InterGroup.

Security Ownership of Management in Parent Corporation.

As of August 26, 2016, John V. Winfield is the beneficial owner of 49,400 shares of the common stock of Portsmouth’s parent corporation, Santa Fe. The InterGroup Corporation is the beneficial owner of 1,014,085 shares of common stock of Santa Fe. Pursuant to a Voting Trust Agreement dated June 30, 1998, InterGroup also has the power to vote the 49,400 shares of common stock owned by Mr. Winfield giving it a total of 1,063,485 voting shares, which represents approximately 85.6% of the voting power of Santa Fe. As President, Chairman of the Board and a 65.6% beneficial shareholder of InterGroup, Mr. Winfield has voting and dispositive power over the shares owned of record and beneficially by InterGroup. No other director or executive officer of Portsmouth has a beneficial interest in Santa Fe’s shares.

Changes in Control Arrangements.

There are no arrangements that may result in a change in control of Portsmouth.

Securities Authorized for Issuance Under Equity Compensation Plans.

Portsmouth has no securities authorized for issuance under any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of August 26, 2016, Santa Fe and InterGroup owned 82.2% of the common stock of Portsmouth, and InterGroup and John V. Winfield, in the aggregate, owned approximately 85.6% of the voting stock of Santa Fe.

As discussed in Note 9 – Related Party and Other Notes Payable, on July 2, 2014, the Partnership obtained from the Intergroup Corporation (the parent company) an unsecured loan in the principal amount of $4,250,000.

As discussed in Note 12 – Management Agreements, effective December 1, 2013, the Partnership has a management agreement with GMP Management, Inc., a company owned by a Justice limited partner and a related party. In June 2016, GMP resigned and the Company is currently interviewing several national third party hotel management companies to replace GMP.

In connection with the redemption of limited partnership interests of Justice described in Note 2 above, Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice. This agreement was superseded by a letter dated December 11, 2013 from Justice, in which Justice assumed the payment obligations of Justice Operating Company, LLC. The first payment under this agreement was made concurrently with the closing of the loan agreements described in Note 2 above, with the remaining payments due upon Justice Investor’s having adequate available cash as described in the letter. As of June 30, 2016, $400,000 of these fees remain payable.

Two general partners provided services to the Partnership through December 17, 2013. On December 18, 2013, the Partnership redeemed Evon’s partnership interest and Portsmouth Square became the sole general partner. The Partnership’s obligation to pay Evon, Justice’s former general partner, terminated as of December 18, 2013. Under the terms of the Justice Partnership Agreement, its current general partner, Portsmouth, receives annual base compensation of $285,000, plus one percent of Hotel Revenue. During each of the years ended June 30, 2016 and 2015, total compensation paid to Portsmouth under the new and previous agreements was $593,000 and $565,000, respectively. Amounts paid to Portsmouth are eliminated in consolidation.

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated among the Company and InterGroup based on management's estimate of the pro rata utilization of resources. For the years ended June 30, 2016 and 2015, these expenses were approximately $72,000 for each respective year.

Four of the Company’s Directors serve as directors of InterGroup and three of the Company’s Directors serve on the Board of Santa Fe.

As Chairman of the Securities Investment Committee, the Company’s President and Chief Executive Officer (CEO), John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of Santa Fe and InterGroup and oversees the investment activity of those companies. Depending on certain market conditions and various risk factors, the Chief Executive Officer, Santa Fe and InterGroup may, at times, invest in the same companies in which the Company invests. Such investments align the interests of the Company with the interests of these related parties because it places the personal resources of the Chief Executive Officer and the resources of Santa Fe and InterGroup, at risk in substantially the same manner as the Company in connection with investment decisions made on behalf of the Company.

In fiscal year ended June 30, 2004, the disinterested members of the Board of Directors established a performance based compensation program for the Company’s CEO to keep and retain his services as a direct and active manager of the Company’s securities portfolio. Pursuant to the current criteria established by the Board, Mr. Winfield is entitled to performance based compensation for his management of the Company’s securities portfolio equal to 20% of all net investment gains generated in excess of an annual return equal to the Prime Rate of Interest (as published in the Wall Street Journal) plus 2%. Compensation amounts are calculated and paid quarterly based on the results of the Company’s investment portfolio for that quarter. Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. This performance based compensation program may be further modified or terminated at the discretion of the Board of Directors. The Company’s CEO did not earn any performance based compensation for the years ended June 30, 2016 and 2015.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees - The aggregate fees billed for each of the last two fiscal years ended June 30, 2016 and 2015 for professional services rendered by Burr Pilger Mayer, Inc., the independent registered public accounting firm for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q reports or services normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years, were as follows:

	Fiscal Year
	2016	2015

Audit fees	$110,000	$110,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

TOTAL:	$110,000	$110,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements of the Company are included in Part II, Item 8 of this Report at pages 19 through 43:

  Report of Independent Registered Public Accounting Firm

  Consolidated Balance Sheets - June 30, 2016 and 2015

  Consolidated Statements of Operations for years ended June 30, 2016 and 2015

  Consolidated Statements of Shareholders’ Deficit for years ended June 30, 2016 and 2015

  Consolidated Statements of Cash Flows for years ended June 30, 2016 and 2015

  Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All other schedules for which provision is made in Regulation S-X have been omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

(a)(3) Exhibits

Set forth below is an index of applicable exhibits filed with this report according to exhibit table number.

Exhibit Number	Description

3.(i)	Articles of Incorporation*

3.(ii)	Bylaws (amended February 16, 2000) incorporated by reference to the Company’s Form 10-KSB filed with the Commission on March 19, 2000.

4.	Instruments defining the rights of security holders including indentures (See Articles of Incorporation and Bylaws)*

10.	Material Contracts:

10.1	Amended and Restated Agreement of Limited Partnership of Justice Investors Limited Partnership, effective November 30, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q Report for the quarterly period ended December 31, 2010, filed with the Commission on February 11, 2011).

10.2	General Partner Compensation Agreement, dated December 1, 2008 (incorporated by reference to Exhibit 10.2 to Company’s Form 10-Q Report for the quarterly period ended December 31, 2008, filed with the Commission on February 12, 2009).

10.3	Franchise License Agreement, dated December 10, 2004, between Justice Investors Limited Partnership and Hilton Hotels (incorporated by reference to Exhibit 10.10 of the Company’s amended report on Form 10-K/A for the fiscal year ended June 30, 2011, as filed with the Commission on August 24, 2012).

10.4	Management Agreement, dated February 2, 2012, between Justice Investors Limited Partnership and Prism Hospitality, L.P. (incorporated by reference to Exhibit 10.11 of the Company’s amended report on Form 10-K/A for the fiscal year ended June 30, 2011, as filed with the Commission on August 24, 2012).

14.	Code of Ethics (filed herewith).

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (filed herewith).

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (filed herewith).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

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

PORTSMOUTH SQUARE, INC.
(Registrant)

Date: September 28, 2016	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date: September 28, 2016	by	/s/ David T. Nguyen
David T. Nguyen, Treasurer
and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title and Position	Date

/s/ John V Winfield	President, Chief Operating Officer and Chairman	September 28, 2016
John V. Winfield	of the Board (Principal Executive Officer)

/s/ David T. Nguyen	Treasurer and Controller (Principal Financial Officer)	September 28, 2016
David T. Nguyen

/s/ Jerold R. Babin	Director	September 28, 2016
Jerold R. Babin

/s/ John C. Love
John C. Love	Director	September 28, 2016

/s/ William J. Nance
William J. Nance	Director	September 28, 2016

