Form 10-Q
period 2016-09-30
PORTSMOUTH SQUARE INC
filed 2016-11-04
CIK 79661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

☐ Yes   ☒ No

The number of shares outstanding of registrant’s Common Stock, as of October 21, 2016, was 734,183.

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of	September 30, 2016	June 30, 2016
	(Unaudited)
ASSETS
Investment in Hotel, net	$37,310,000	$37,744,000
Investment in real estate	973,000	973,000
Investment in marketable securities	4,889,000	4,038,000
Other investments, net	354,000	359,000
Cash and cash equivalents	1,371,000	3,378,000
Restricted cash - mortgage impounds	1,687,000	898,000
Accounts receivable - Hotel, net	3,012,000	3,218,000
Other assets, net	1,017,000	1,274,000
Deferred tax asset	10,383,000	11,088,000

Total assets	$60,996,000	$62,970,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
Accounts payable and other liabilities	$14,038,000	$17,181,000
Due to securities broker	541,000	291,000
Obligations for securities sold	368,000	29,000
Related party and other notes payable	10,726,000	11,246,000
Mortgage notes payable - Hotel, net	116,188,000	116,160,000

Total liabilities	141,861,000	144,907,000

Commitments and contingencies
Shareholders' deficit:
Common stock, no par value: Authorized shares - 750,000;
734,183 shares issued and outstanding shares	2,092,000	2,092,000
Accumulated deficit	(76,400,000)	(77,365,000)
Total Portsmouth shareholders' deficit	(74,308,000)	(75,273,000)
Noncontrolling interest	(6,557,000)	(6,664,000)
Total shareholders' deficit	(80,865,000)	(81,937,000)

Total liabilities and shareholders' deficit	$60,996,000	$62,970,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three months ended September 30,	2016	2015

Revenue - Hotel	$14,605,000	$15,138,000

Costs and operating expenses
Hotel operating expenses	(10,256,000)	(11,193,000)
Hotel depreciation and amortization expense	(664,000)	(713,000)
General and administrative expense	(154,000)	(203,000)

Total costs and operating expenses	(11,074,000)	(12,109,000)

Income from operations	3,531,000	3,029,000

Other income (expense)
Interest expense - mortgage	(1,988,000)	(1,941,000)
Loss on disposal of assets	-	(30,000)
Net gain on marketable securities	262,000	104,000
Net unrealized loss on other investments	-	(19,000)
Impairment loss on other investments	(5,000)	-
Dividend and interest income	10,000	2,000
Trading and margin interest expense	(33,000)	(32,000)

Other expense, net	(1,754,000)	(1,916,000)

Income before income taxes	1,777,000	1,113,000
Income tax expense	(705,000)	(443,000)

Net Income	1,072,000	670,000
Less: Net income attributable to the noncontrolling interest	(107,000)	(75,000)

Net income attributable to Portsmouth	$965,000	$595,000

Basic and diluted net income per share attributable to Portsmouth	$1.31	$0.81

Weighted average number of common shares outstanding - basic and diluted	734,183	734,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENDSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the three months ended September 30,	2016	2015
Cash flows from operating activities:
Net income	$1,072,000	$670,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net unrealized gain on marketable securities	(211,000)	(129,000)
Unrealized loss on other investments	-	19,000
Impairment loss on other investments	5,000	-
Loss on disposal of assets	-	30,000
Depreciation and amortization	664,000	713,000
Changes in assets and liabilities:
Investment in marketable securities	(640,000)	142,000
Accounts receivable	206,000	4,562,000
Other assets	327,000	222,000
Accounts payable and other liabilities	(3,144,000)	(2,263,000)
Due to securities broker	250,000	-
Obligations for securities sold	339,000	-
Deferred tax asset	705,000	443,000
Net cash (used in) provided by operating activities	(427,000)	4,409,000

Cash flows from investing activities:
Payments for hotel furniture, equipment and building improvements	(272,000)	(1,291,000)
Net cash used in investing activities	(272,000)	(1,291,000)

Cash flows from financing activities:
Restricted cash - payments for mortgage impounds, net	(789,000)	(257,000)
Net payments of related party and other notes payable	(519,000)	(124,000)
Net cash used in financing activities	(1,308,000)	(381,000)

Net (decrease) increase in cash and cash equivalents	(2,007,000)	2,737,000
Cash and cash equivalents at the beginning of the period	3,378,000	1,077,000
Cash and cash equivalents at the end of the period	$1,371,000	$3,814,000

Supplemental information:
Interest paid	$1,997,000	$1,941,000

Non-cash transaction:
Conversion of other investments to marketable securities	$-	$4,410,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements included herein have been prepared by Portsmouth Square, Inc. (“Portsmouth” or the “Company”), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of Portsmouth and the notes therein included in the Company's Annual Report on Form 10-K for the year ended June 30, 2016. The June 30, 2016 Condensed Consolidated Balance Sheet was derived from the Company’s Form 10-K for the year ended June 30, 2016.

The results of operations for the three months ended September 30, 2016 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2017.

Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice Investors Limited Partnership, a California limited partnership (“Justice” or the “Partnership”). Portsmouth has a 93% limited partnership interest in Justice and is the sole general partner. The financial statements of Justice are consolidated with those of the Company.

As of September 30, 2016, Santa Fe Financial Corporation (“Santa Fe”), a public company, owns approximately 68.8% of the outstanding common shares of Portsmouth Square, Inc. (“Portsmouth” or the “Company”). Santa Fe is an 81.7%-owned subsidiary of The InterGroup Corporation (“InterGroup”), a public company. InterGroup also directly owns approximately 13.3% of the common stock of Portsmouth.

Justice, through its subsidiaries Justice Holdings Company, LLC (“Holdings”), a Delaware Limited Liability Company, Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”), owns a 543-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five level underground parking garage. Holdings and Mezzanine are both wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the borrower under certain mezzanine indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is operated by the partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (Hilton). Justice has a management agreement with Prism Hospitality L.P. (“Prism”) to perform certain management functions for the Hotel. The management agreement with Prism had an original term of ten years, subject to the Partnership’s right to terminate at any time with or without cause. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, also provided management services for the Partnership pursuant to a management services agreement, with a three year term, subject to the Partnership’s right to terminate earlier for cause. In June 2016, GMP resigned and the Company is currently interviewing several national third party hotel management companies to replace GMP.

The parking garage that is part of the Hotel property was managed by Ace Parking pursuant to a contract with the Partnership. The contract was terminated with an effective termination date of October 4, 2016. The Company began managing the parking garage in-house after the termination of Ace Parking.

Recently Issued Accounting Pronouncements

On June 16, 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU modifies the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. ASU No. 2016-13 will be effective for us as of January 1, 2020. The Company is currently reviewing the effect of ASU No. 2016-13.

On August 26, 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic230).” This ASU is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. The Company adopted ASU No. 2016-15 in the first quarter of 2017 with no material impact to our financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for annual and interim periods within these annual periods beginning after December 15, 2015 and early application is permitted. This standard did not have material impact on the Company’s consolidated financial statements. The Company adopted this standard during the quarter and reclassified the debt issuance costs on the June 30, 2016 consolidated balance sheet.

NOTE 2 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
September 30, 2016	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Furniture and equipment	29,070,000	(23,445,000)	5,625,000
Building and improvements	54,535,000	(23,974,000)	30,561,000
	$84,729,000	$(47,419,000)	$37,310,000

		Accumulated	Net Book
June 30, 2016	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Furniture and equipment	28,857,000	(23,097,000)	5,760,000
Building and improvements	54,517,000	(23,657,000)	30,860,000
	$84,498,000	$(46,754,000)	$37,744,000

NOTE 3 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At September 30, 2016 and June 30, 2016, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Value

As of September 30, 2016
Corporate
Equities	$7,504,000	$292,000	$(2,907,000)	$(2,615,000)	$4,889,000

As of June 30, 2016
Corporate
Equities	$6,877,000	$272,000	$(3,111,000)	$(2,839,000)	$4,038,000

As of September 30, 2016 and June 30, 2016, approximately 67% and 77%, respectively, of the investment marketable securities balance above is comprised of the common stock of Comstock Mining, Inc.

As of September 30, 2016 and June 30, 2016, the Company had $1,206,000 and $1,138,000, respectively, of unrealized losses related to securities held for over one year.

Net gain on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the three months September 30, 2016 and 2015, respectively.

For the three months ended September 30,	2016	2015
Realized gain (loss) on marketable securities	$51,000	$(25,000)
Unrealized gain on marketable securities	211,000	129,000

Net gain on marketable securities	$262,000	$104,000

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

Other investments, net consist of the following:

Type	September 30, 2016	June 30, 2016
Private equity hedge fund, at cost	$333,000	$333,000
Other preferred stock	21,000	26,000
	$354,000	$359,000

NOTE 5 - FAIR VALUE MEASUREMENTS

The carrying values of the Company’s financial instruments not required to be carried at fair value on a recurring basis approximate fair value due to their short maturities (i.e., accounts receivable, other assets, accounts payable and other liabilities) or the nature and terms of the obligation (i.e., other notes payable and mortgage notes payable).

The assets measured at fair value on a recurring basis are as follows:

As of September 30, 2016	Total
Assets:	Level 1
Investment in marketable securities:
Basic materials	$3,286,000
Energy	412,000
Financial services	328,000
Other	863,000
$4,889,000

As of June 30, 2016	Total
Assets:	Level 1
Investment in marketable securities:
Basic materials	$3,102,000
Energy	388,000
Financial services	198,000
Other	350,000
$4,038,000

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

			Net loss for the three months
Assets	Level 3	September 30, 2016	ended September 30, 2016

Other non-marketable investments	$354,000	$354,000	$(5,000)

			Net loss for the three months
Assets	Level 3	June 30, 2016	ended September 30, 2015

Other non-marketable investments	$359,000	$359,000	$-

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

Information below represents reporting segments for the three months September 30, 2016 and 2015, respectively. Operating income from Hotel operations consists of the operation of the hotel and operation of the garage. Income (loss) from investment transactions consist of net investment gain (loss), impairment loss on other investments, net unrealized gain (loss) on other investments, dividend and interest income and trading and margin interest expense. The other segment consists of corporate general and administrative expenses and the income tax expense for the entire Company.

As of and for the three months	Hotel	Investment
ended September 30, 2016	Operations	Transactions	Other	Total
Revenues	$14,605,000	$-	$-	$14,605,000
Segment operating expenses	(10,256,000)	-	(154,000)	(10,410,000)
Segment income (loss)	4,349,000	-	(154,000)	4,195,000
Interest expense - mortgage	(1,988,000)	-	-	(1,988,000)
Depreciation and amortization expense	(664,000)	-	-	(664,000)
Income from investments	-	234,000	-	234,000
Income tax expense	-	-	(705,000)	(705,000)
Net income (loss)	$1,697,000	$234,000	$(859,000)	$1,072,000
Total assets	$43,958,000	$5,243,000	$11,795,000	$60,996,000

As of and for the three months	Hotel	Investment
ended September 30, 2015	Operations	Transactions	Other	Total
Revenues	$15,138,000	$-	$-	$15,138,000
Segment operating expenses	(11,193,000)	-	(203,000)	(11,396,000)
Segment income (loss)	3,945,000	-	(203,000)	3,742,000
Interest expense - mortgage	(1,941,000)	-	-	(1,941,000)
Loss on disposal of assets	(30,000)	-	-	(30,000)
Depreciation and amortization expense	(713,000)	-	-	(713,000)
Income from investments	-	55,000	-	55,000
Incomt tax expense	-	-	(443,000)	(443,000)
Net income (loss)	$1,261,000	$55,000	$(646,000)	$670,000
Total assets	$46,672,000	$6,272,000	$9,388,000	$62,332,000

NOTE 7 - RELATED PARTY TRANSACTIONS

On July 2, 2014, the Partnership obtained from InterGroup (a related party) an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The proceeds of the loan were applied to the July 2014 payments to Holdings as described in Note 2 of the Company’s June 30, 2016 10-K Report. The loan was extended to November 30, 2016. InterGroup is currently working on amending the loan agreement to extend the loan for a longer period.

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

Item 1 – LEGAL PROCEEDINGS

We are involved from time to time in legal proceedings of types regarded as common in our business, including administrative or judicial proceedings, such as employment or labor disputes, breach of contract liability and premises liability litigation. Where appropriate, we may establish financial reserves for such proceedings. We also maintain insurance to mitigate certain of such risks.

Item 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “could,” “might” and similar expressions, are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, such as national and worldwide economic conditions, including the impact of recessionary conditions on tourism, travel and the lodging industry, the impact of terrorism and war on the national and international economies, including tourism and securities markets, energy and fuel costs, natural disasters, general economic conditions and competition in the hotel industry in the San Francisco area, seasonality, labor relations and labor disruptions, actual and threatened pandemics such as swine flu, partnership distributions, the ability to obtain financing at favorable interest rates and terms, securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Justice has a management agreement with Prism Hospitality L.P. (“Prism”) to perform certain management functions for the Hotel. The management agreement with Prism had an original term of ten years and can be terminated at any time with or without cause by the Partnership. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, began to provide management services for the Partnership pursuant to a management services agreement with a term of three years, subject to the Partnership’s right to terminate earlier, for cause. In June 2016, GMP resigned and the Company is currently interviewing several national third party hotel management companies to replace GMP.

The parking garage that is part of the Hotel property was managed by Ace Parking pursuant to a contract with the Partnership. The contract was terminated with an effective termination date of October 4, 2016. The Company began managing the parking garage in-house after the termination of Ace Parking.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The Company had net income of $1,072,000 for the three months ended September 30, 2016 compared to net income of $670,000 for the three months ended September 30, 2015. The increase in net income is primarily attributable to the higher income from the Hotel operations.

Net income from Hotel operations increased to $1,697,000 for the three months ended September 30, 2016 from net income of $1,261,000 for the three months ended September 30, 2015. The increase is primarily due to the reduction of expenses as the result of the resignation of GMP management in June 2016 and the decrease in legal expenses as the result of the legal settlement that was reached in May 2016. Please see Note 17 of the Company’s June 30, 2016 10-K report for further information. The decrease in operating expenses was partially offset by the decrease in total Hotel revenues.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended September 30, 2016 and 2015.

For the three months ended September 30,	2016	2015
Hotel revenues:
Hotel rooms	$12,298,000	$12,607,000
Food and beverage	1,449,000	1,650,000
Garage	681,000	685,000
Other operating departments	177,000	196,000
Total hotel revenues	14,605,000	15,138,000
Operating expenses excluding depreciation and amortization	(10,256,000)	(11,193,000)
Operating income before loss on disposal of assets, interest, depreciation and amortization	4,349,000	3,945,000
Loss on disposal of assets	-	(30,000)
Interest expense - mortgage	(1,988,000)	(1,941,000)
Depreciation and amortization expense	(664,000)	(713,000)
Net income from Hotel operations	$1,697,000	$1,261,000

For the three months ended September 30, 2016, the Hotel had operating income of $4,349,000 before disposal of assets, interest, depreciation and amortization on total operating revenues of $14,605,000 compared to operating income of $3,945,000 before disposal of assets, interest, depreciation and amortization on total operating revenues of $15,138,000 for the three months ended September 30, 2015.  Room revenues decreased by $309,000 for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily as the result of the decrease in group business and the decrease in the average daily rate. Food and beverage revenue decreased by $201,000 as the result of the reduction in the catering and banquet services from the decrease in the group business.

Total operating expenses decreased by $937,000 this quarter as compared to the previous comparable quarter primarily due decrease in operating expenses related to the resignation of GMP management and the reduction in legal expenses as discussed above.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the three months ended September 30, 2016 and 2015.

Three Months Ended September 30,	Average Daily Rate	Average Occupancy %	RevPAR

2016	$255	97%	$246
2015	$265	95%	$252

The Hotel’s revenues decreased by 3.5% this quarter as compared to the previous comparable quarter. Average daily rate decreased by $10 and RevPAR decreased by $6 for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease in the average daily rate was partially offset by an increase in occupancy to 97% from 95%.

Our highest priority is guest satisfaction. We believe that enhancing the guest experience differentiates the Hotel from our competition and is critical to the Hotel’s objective of building sustainable guest loyalty. In order to make a large impact on guest experience, the Hotel will continue training team members on Hilton brand standards and guest satisfaction, hiring and retaining talents in key operations and enhancing the arrival experience. In addition, the Hotel replaced the carpet flooring in the lobby and the fourth floor with oak wood, creating an open and welcoming environment; modernized the furniture in the lobby, the porte cochere, and the second floor; and replaced the third floor carpets and doors. The Wellness Center on the fifth floor features a new spa with two treatment rooms and a room for manicures and pedicures. During the fiscal year ended June 30, 2016, the Hotel partially remodeled 14 floors of guest rooms by updating the tables and the night stands with granite tops for a sleek and modern look. As the Hotel continues to further develop its ties with the financial district community and the City of San Francisco, the Hotel is also committed to promoting innovative business ideas and good corporate citizenship.

With the high demand in guest rooms, the Hotel can focus more attention on length and patterns of stay that benefit the Hotel. The Hotel is also focusing on high end clients with more banquet and meeting room requirements. Moving forward, the Hotel will continue to focus on cultivating international business and capturing a greater percentage of the higher rated business, leisure and group travel. The Hotel will continue to explore new and innovative ways to differentiate the Hotel from its competition, as well as focusing on returning our food and beverage operations to profitability. However, like all hotels, it will remain subject to the uncertain domestic and global economic environment and other risk factors beyond our control, such as the effect of natural disasters and adverse business conditions.

The Company had a gain on marketable securities of $262,000 for the three months ended September 30, 2016 compared to a net gain on marketable securities of $104,000 for the three months ended September 30, 2015. As of September 30, 2016 and 2015, approximately 67% and 95%, respectively, of the investment in marketable securities balance above is comprised of the common stock of Comstock Mining, Inc. (Comstock). As the result, the change in the market price of the common stock of Comstock will have a significant impact on the gain (loss) on marketable securities. For the three months ended September 30, 2016, the Company had a net realized gain of $51,000 and a net unrealized gain of $211,000. For the three months ended September 30, 2015, the Company had a net realized loss of $25,000 and a net unrealized gain of $129,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel.  The income tax expense during the three months ended September 30, 2016 and 2015 represents the income tax effect on the Company’s pretax income which includes its share in the net income of the Hotel.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of September 30, 2016 and June 30, 2016 by selected industry groups.

		% of Total
As of September 30, 2016		Investment
Industry Group	Fair Value	Securities

Basic materials	$3,286,000	67.2%
Energy	412,000	8.4%
Financial services	328,000	6.7%
Other	863,000	17.7%
	$4,889,000	100.0%

		% of Total
As of June 30, 2016		Investment
Industry Group	Fair Value	Securities

Basic materials	$3,102,000	76.8%
Energy	388,000	9.6%
Financial services	198,000	4.9%
Other	350,000	8.7%
	$4,038,000	100.0%

As of September 30, 2016, the Company’s investment in marketable securities portfolio consists primarily of (67%) of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE MKT: LODE) which is included in the basic materials industry group.

FINANCIAL CONDITION AND LIQUIDITY

The Company’s cash flows are primarily generated from its Hotel operations. The Company also receives cash generated from the investment of its cash and marketable securities and other investments.

On December 18, 2013, the Partnership completed an Offer to Redeem any and all limited partnership interests not held by Portsmouth. As a result, Portsmouth, which prior to the Offer to Redeem owned 50% of the then outstanding limited partnership interests now controls approximately 93% of the voting interest in Justice and is now its sole General Partner.

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000. Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due thru January 2017. Beginning in February 2017, the loan will begin to amortize over a thirty year period thru its maturity date of January 2024. As additional security for the mortgage loan, there is a limited guaranty executed by the Company in favor of mortgage lender. The mezzanine loan is a secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan bears interest at 9.75% per annum and matures in January 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by the Company in favor of mezzanine lender.

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The proceeds of the loan were applied to the July 2014 payments to Holdings as described in Note 2 of the Company’s June 30, 2016 10-K Report. The loan was extended to November 30, 2016. InterGroup is currently working on amending the loan agreement to extend the loan for a longer period.

Despite an uncertain economy, the Hotel has continued to generate positive operating income growth. While the debt service requirements related the loans may create some additional risk for the Company and its ability to generate cash flows in the future, management believes that cash flows from the operations of the Hotel and the garage will continue to be sufficient to meet all of the Partnership’s current and future obligations and financial requirements.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of September 30, 2016, the Company’s material financial obligations which also including interest payments:

		9 Months	Year	Year	Year	Year
	Total	2017	2018	2019	2020	2021	Thereafter
Mortgage notes payable	$117,000,000	$672,000	$1,398,000	$1,473,000	$1,553,000	$1,637,000	$110,267,000
Related party and other notes payable	10,726,000	7,085,000	317,000	317,000	317,000	317,000	2,373,000
Interest	49,789,000	5,378,000	6,998,000	6,922,000	6,843,000	6,759,000	16,889,000
Total	$177,515,000	$13,135,000	$8,713,000	$8,712,000	$8,713,000	$8,713,000	$129,529,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the portrayal of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the three months September 30, 2016. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2016 for a summary of the critical accounting policies.

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

PART II.

OTHER INFORMATION

Item 6. Exhibits.

31.1 Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2 Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTSMOUTH SQUARE, INC.
(Registrant)

Date: November 4, 2016	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date: November 4, 2016	by	/s/ David Nguyen
David Nguyen, Treasurer
and Controller

- 16 -