Form 10-Q
period 2017-09-30
PORTSMOUTH SQUARE INC
filed 2017-11-09
CIK 79661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

☐ Yes   ☒ No

The number of shares outstanding of registrant’s Common Stock, as of November 6, 2017, was 734,183.

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
As of	September 30, 2017	June 30, 2017
ASSETS
Investment in Hotel, net	$34,607,000	$35,213,000
Investment in real estate, net	973,000	973,000
Investment in marketable securities	3,286,000	3,861,000
Other investments, net	389,000	389,000
Cash and cash equivalents	1,531,000	2,049,000
Restricted cash	5,534,000	5,111,000
Accounts receivable - Hotel, net	2,624,000	1,436,000
Other assets, net	679,000	867,000
Deferred income taxes	10,665,000	10,927,000

Total assets	$60,288,000	$60,826,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
Accounts payable and other liabilities	$14,765,000	$15,085,000
Due to securities broker	393,000	592,000
Obligations for securities sold	807,000	867,000
Related party and other notes payable	10,129,000	10,209,000
Mortgage notes payable - Hotel, net	115,329,000	115,615,000

Total liabilities	141,423,000	142,368,000

Shareholders' deficit:
Common stock, no par value: Authorized shares - 750,000; 734,183 shares issued and outstanding shares	2,092,000	2,092,000
Accumulated deficit	(76,786,000)	(77,120,000)
Total Portsmouth shareholders' deficit	(74,694,000)	(75,028,000)
Noncontrolling interest	(6,441,000)	(6,514,000)
Total shareholders' deficit	(81,135,000)	(81,542,000)

Total liabilities and shareholders' deficit	$60,288,000	$60,826,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three months ended September 30,	2017	2016

Revenue - Hotel	$14,437,000	$14,605,000

Costs and operating expenses
Hotel operating expenses	(10,589,000)	(10,256,000)
Hotel depreciation and amortization expense	(649,000)	(664,000)
General and administrative expense	(198,000)	(154,000)

Total costs and operating expenses	(11,436,000)	(11,074,000)

Income from operations	3,001,000	3,531,000

Other income (expense)
Interest expense - mortgage	(1,987,000)	(1,988,000)
Net (Loss) gain on marketable securities	(304,000)	262,000
Impairment loss on other investments	-	(5,000)
Dividend and interest income	11,000	10,000
Trading and margin interest expense	(52,000)	(33,000)

Other expense, net	(2,332,000)	(1,754,000)

Income before income taxes	669,000	1,777,000
Income tax expense	(262,000)	(705,000)

Net Income	407,000	1,072,000

Less: Net income attributable to the noncontrolling interest	(73,000)	(107,000)

Net income attributable to Portsmouth Square, Inc.	$334,000	$965,000

Basic and diluted net income per share attributable to Portsmouth Square, Inc.	$0.45	$1.31

Weighted average number of common shares outstanding - basic and diluted	734,183	734,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENDSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the three months ended September 30,	2017	2016
Cash flows from operating activities:
Net income	$407,000	$1,072,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net unrealized (loss) gain on marketable securities	290,000	(211,000)
Impairment loss on other investments	-	5,000
Depreciation	649,000	636,000
Amortization of loan costs	28,000	28,000
Deferred tax asset	262,000	705,000
Changes in operating assets and liabilities:
Investment in marketable securities	285,000	(640,000)
Accounts receivable	(1,188,000)	206,000
Other assets	188,000	327,000
Accounts payable and other liabilities	(320,000)	(3,144,000)
Due to securities broker	(199,000)	250,000
Obligations for securities sold	(60,000)	339,000
Net cash provided by (used in) operating activities	342,000	(427,000)

Cash flows from investing activities:
Payments for hotel furniture, equipment and building improvements	(43,000)	(272,000)
Net cash used in investing activities	(43,000)	(272,000)

Cash flows from financing activities:
Payments of mortgage and other notes payable	(394,000)	(519,000)
Restricted cash - payments for mortgage impounds, net	(423,000)	(789,000)
Net cash used in financing activities	(817,000)	(1,308,000)

Net decrease in cash and cash equivalents	(518,000)	(2,007,000)
Cash and cash equivalents at the beginning of the period	2,049,000	3,378,000
Cash and cash equivalents at the end of the period	$1,531,000	$1,371,000

Supplemental information:
Interest paid	$2,010,000	$1,997,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements included herein have been prepared by Portsmouth Square, Inc. (“Portsmouth” or the “Company”), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of Portsmouth and the notes therein included in the Company's Annual Report on Form 10-K for the year ended June 30, 2017. The June 30, 2017 Condensed Consolidated Balance Sheet was derived from the Company’s Form 10-K for the year ended June 30, 2017.

The results of operations for the three months ended September 30, 2017 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2018.

Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice Investors Limited Partnership, a California limited partnership (“Justice” or the “Partnership”). Portsmouth has a 93.1% limited partnership interest in Justice and is the sole general partner. The financial statements of Justice are consolidated with those of the Company.

As of September 30, 2017, Santa Fe Financial Corporation (“Santa Fe”), a public company, owns approximately 68.8% of the outstanding common shares of Portsmouth Square, Inc. (“Portsmouth” or the “Company”). Santa Fe is an 81.9%-owned subsidiary of The InterGroup Corporation (“InterGroup”), a public company. InterGroup also directly owns approximately 13.4% of the common stock of Portsmouth.

Justice, through its subsidiaries Justice Holdings Company, LLC (“Holdings”), Justice Operating Company, LLC (“Operating”), Justice Mezzanine Company, LLC (“Mezzanine”), and Kearny Street Parking, LLC (“Parking’) owns a 544-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five-level underground parking garage. Holdings, Mezzanine, and Parking are all wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the borrower under certain mezzanine indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is operated by the partnership as a full-service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (Hilton).

Justice had a management agreement with Prism Hospitality L.P. (“Prism”) to perform certain management functions for the Hotel. The management agreement with Prism had an original term of ten years, subject to the Partnership’s right to terminate at any time with or without cause. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Prism’s management agreement was terminated upon its expiration date of February 3, 2017. Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, also provided management services for the Partnership pursuant to a management services agreement, with a three-year term, subject to the Partnership’s right to terminate earlier for cause. In June 2016, GMP resigned. On February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of the HMA is for an initial period of ten years commencing on the takeover date and automatically renewals for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The $2,000,000 is included in the restricted cash and related party and other notes payable balances in the condensed consolidated balance sheets as of September 30, 2017 and June 30, 2017.

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

Income Tax

The Company consolidates Justice (“Hotel”) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel.  The income tax expense during the three months ended September 30, 2017 and 2016 represents the income tax effect on the Company’s pretax income which includes its share in the net income of the Hotel.

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

Effective as of May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of September 30, 2017, InterGroup is in compliance with both requirements.

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

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern that requires management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management is required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU No. 2014-15 becomes effective for annual periods beginning after December 15, 2016 and for interim reporting periods thereafter. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

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

NOTE 2 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
September 30, 2017	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Furniture and equipment	27,830,000	(24,987,000)	2,843,000
Building and improvements	55,933,000	(25,293,000)	30,640,000
	$84,887,000	$(50,280,000)	$34,607,000

		Accumulated	Net Book
June 30, 2017	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Furniture and equipment	27,681,000	(24,570,000)	3,111,000
Building and improvements	55,918,000	(24,940,000)	30,978,000
	$84,723,000	$(49,510,000)	$35,213,000

NOTE 3 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At September 30, 2017 and June 30, 2017, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Value

As of September 30, 2017
Corporate
Equities	$7,633,000	$440,000	$(4,787,000)	$(4,347,000)	$3,286,000

As of June 30, 2017
Corporate
Equities	$8,012,000	$381,000	$(4,532,000)	$(4,151,000)	$3,861,000

As of September 30, 2017 and June 30, 2017, approximately 42% of the investment marketable securities balance above is comprised of the common stock of Comstock Mining, Inc.

As of September 30, 2017 and June 30, 2017, the Company had $4,725,000 and $4,494,000, respectively, of unrealized losses related to securities held for over one year.

Net gain (loss) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the three months September 30, 2017 and 2016, respectively.

For the three months ended September 30,	2017	2016
Realized gain (loss) on marketable securities	$(14,000)	$51,000
Unrealized gain (loss) on marketable securities	(290,000)	211,000

Net gain on marketable securities	$(304,000)	$262,000

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

Other investments, net consist of the following:

Type	September 30, 2017	June 30, 2017
Private equity hedge fund, at cost	$284,000	$284,000
Other preferred stock	105,000	105,000
	$389,000	$389,000

NOTE 5 - FAIR VALUE MEASUREMENTS

The carrying values of the Company’s financial instruments not required to be carried at fair value on a recurring basis approximate fair value due to their short maturities (i.e., accounts receivable, other assets, accounts payable and other liabilities) or the nature and terms of the obligation (i.e., other notes payable and mortgage notes payable).

The assets measured at fair value on a recurring basis are as follows:

As of	September 30, 2017	June 30, 2017
Assets:	Total - Level 1	Total - Level 1
Investment in marketable securities:
Basic materials	$1,703,000	$1,816,000
Energy	203,000	411,000
Technology	863,000	918,000
Other	517,000	716,000
	$3,286,000	$3,861,000

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

			Net loss for the three months
Assets	Level 3	September 30, 2017	ended September 30, 2017

Other non-marketable investments	$389,000	$389,000	$-

			Net loss for the three months
Assets	Level 3	June 30, 2017	ended September 30, 2016

Other non-marketable investments	$389,000	$389,000	$(5,000)

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

Information below represents reporting segments for the three months September 30, 2017 and 2016, respectively. Operating income from Hotel operations consists of the operation of the hotel and operation of the garage. Income (loss) from investment transactions consist of net investment gain (loss), impairment loss on other investments, net unrealized gain (loss) on other investments, dividend and interest income and trading and margin interest expense. The other segment consists of corporate general and administrative expenses and the income tax expense for the entire Company.

As of and for the three months	Hotel	Investment
ended September 30, 2017	Operations	Transactions	Other	Total
Revenues	$14,437,000	$-	$-	$14,437,000
Segment operating expenses	(10,589,000)	-	(198,000)	(10,787,000)
Segment income (loss)	3,848,000	-	(198,000)	3,650,000
Interest expense - mortgage	(1,987,000)	-	-	(1,987,000)
Depreciation and amortization expense	(649,000)	-	-	(649,000)
Loss from investments	-	(345,000)	-	(345,000)
Income tax expense	-	-	(262,000)	(262,000)
Net income (loss)	$1,212,000	$(345,000)	$(460,000)	$407,000
Total assets	$44,792,000	$3,675,000	$11,821,000	$60,288,000

As of and for the three months	Hotel	Investment
ended September 30, 2016	Operations	Transactions	Other	Total
Revenues	$14,605,000	$-	$-	$14,605,000
Segment operating expenses	(10,256,000)	-	(154,000)	(10,410,000)
Segment income (loss)	4,349,000	-	(154,000)	4,195,000
Interest expense - mortgage	(1,988,000)	-	-	(1,988,000)
Depreciation and amortization expense	(664,000)	-	-	(664,000)
Income from investments	-	234,000	-	234,000
Incomt tax expense	-	-	(705,000)	(705,000)
Net income (loss)	$1,697,000	$234,000	$(859,000)	$1,072,000
Total assets	$43,958,000	$5,243,000	$11,795,000	$60,996,000

NOTE 7 - RELATED PARTY TRANSACTIONS

On July 2, 2014, the Partnership obtained from InterGroup (a related party) an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to December 31, 2017.

Also included in the balance of related party note payable at September 30, 2017 is the obligation to Hilton (Franchisor) in the form of a self-exhausting, interest free development incentive note which is reduced by approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton. The outstanding balance of the note as of September 30, 2017 and June 30, 2017, was $3,879,000 and $3,958,000, respectively.

On February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second (2nd) anniversary of the takeover date. The $2,000,000 is included in restricted cash and related party note payable balances in the condensed consolidated balance sheets as of September 30, 2017 and June 30, 2017.

In April 2017, Portsmouth obtained from InterGroup an unsecured short-term loan in the amount of $1,000,000 at 5% per year fixed interest, with a term of five months and maturing September 6, 2017. The loan was extended to September 15, 2017 and paid off on September 13, 2017.

Effective May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan, in order to maintain certain minimum net worth and liquidity guarantor covenant requirements that Portsmouth was unable to satisfy independently as of March 31, 2017.

In connection with the redemption of the limited partnership interest of Justice, Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of the partnership interests, refinancing of the Justices properties and reorganization of Justice. This agreement was superseded by a letter dated December 11, 2013 from Justice, in which Justice assumed the payment obligations of Justice Operating Company, LLC. As of September 30, 2017, $400,000 of these fees remain payable and are included in related party and other notes payable on the accompanying condensed consolidated balalcne sheets.

As of September 30, 2017, Justice has an outstanding accounts payable balance to InterGroup for $116,000 for management of the Hotel from June to December of 2016.

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

Item 2 – LEGAL PROCEEDINGS

We are involved from time to time in legal proceedings of types regarded as common in our business, including administrative or judicial proceedings, such as employment of labor disputes, breach of contract liability and premises liability litigation. Where appropriate, we may establish financial reserves for such proceedings. We also maintain insurance to mitigate certain types of risk.

On April 21, 2014, the Partnership commenced arbitration against Glaser Weil Fink Howard Avchen & Shapiro, LLP, Greet J. Cohen, Gary N. Jacobs, Janet S. McCloud, Paul B. Salvaty, and Joseph K. Fletcher III (“Respondents”) in connection with the redemption transaction. The arbitration alleges legal malpractice and also seeks declaratory relief regarding provisions of the redemption option agreement. The arbitration proceedings are active; discovery is proceeding. The hearing is set for April 2018 before JAMS in Los Angeles, California. No prediction can be given as to the outcome of this matter.

On May 5, 2016, Justice and Portsmouth entered into a settlement agreement relating to previously reported litigation with Evon Corporation and certain other parties.  Under the settlement agreement, Justice, a subsidiary of Portsmouth agreed to pay Evon Corporation $5,575,000. The final installment due was made in January 2017 and all conditions of the settlement agreement have been satisfied by the Company.

Item 3 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “could,” “might” and similar expressions, are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, such as national and worldwide economic conditions, including the impact of recessionary conditions on tourism, travel and the lodging industry, the impact of terrorism and war on the national and international economies, including tourism and securities markets, energy and fuel costs, natural disasters, general economic conditions and competition in the hotel industry in the San Francisco area, seasonality, labor relations and labor disruptions, actual and threatened pandemics such as swine flu, partnership distributions, the ability to obtain financing at favorable interest rates and terms, securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Justice had a management agreement with Prism Hospitality L.P. (“Prism”) to perform certain management functions for the Hotel. The management agreement with Prism had an original term of ten years and could be terminated at any time with or without cause by the Partnership. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Prism’s management agreement was terminated upon its expiration date of February 3, 2017. Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, began to provide management services for the Partnership pursuant to a management services agreement with a term of three years, subject to the Partnership’s right to terminate earlier, for cause. In June 2016, GMP resigned. After a lengthy review process of several national third party hotel management companies, on February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of HMA is for an initial period of ten years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The $2,000,000 was received in May 2017 and is included in the restricted cash and related party and other notes payable balances in the condensed consolidated balance sheets as of September 30, 2017 and June 30, 2017.

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

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The Company had net income of $407,000, for the three months ended September 30, 2017 compared to net income of $1,072,000 for the three months ended September 30, 2016. The decrease in net income is primarily attributable to lower net income from Hotel operations and net losses from investment transactions during the quarter ended September 30, 2017.

Hotel Operations

The Company had net income from Hotel operations of $1,212,000 for the three months ended September 30, 2017 compared to net income of $1,697,000 for the three months ended September 30, 2016. The decrease is primarily due to the reduction of hotel room revenues and increased operating expenses contributed to lower net income from Hotel operations. The reduced room revenues were offset by increased food and beverage and garage revenues during the quarter ended September 30, 2017 compared to September 30, 2016.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended September 30, 2017 and 2016.

For the three months ended September 30,	2017	2016
Hotel revenues:
Hotel rooms	$11,842,000	$12,298,000
Food and beverage	1,759,000	1,449,000
Garage	781,000	681,000
Other operating departments	55,000	177,000
Total hotel revenues	14,437,000	14,605,000
Operating expenses excluding non-recurring charges, depreciation and amortization	(10,589,000)	(10,256,000)
Operating income before interest expense, depreciation and amortization	3,848,000	4,349,000
Interest expense - mortgage	(1,987,000)	(1,988,000)
Depreciation and amortization expense	(649,000)	(664,000)
Net income from Hotel operations	$1,212,000	$1,697,000

For the three months ended September 30, 2017, the Hotel had operating income of $3,848,000 before interest expense, depreciation and amortization on total operating revenues of $14,437,000 compared to operating income of $4,349,000 before interest expense, depreciation and amortization on total operating revenues of $14,605,000 for the three months ended September 30, 2016. Room revenues decreased by $456,000 for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to a shift of the largest San Francisco citywide convention of the year from September to November and to a lesser extent, the 4th of July Holiday impacted an entire week given that it was in the mid-week during the quarter ended September 30, 2017 versus on or around a weekend. Food and beverage revenue increased by $310,000 as a result of increased catering and banquet services.

Total operating expenses increased by $333,000 this quarter primarily due to increased operating expenses related to food and beverage, franchise fees, and management fees. The increase in the aforementioned areas was offset by reduced advertising and sales expenses and other operating department expenses.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the three months ended September 30, 2017 and 2016.

Three Months Ended September 30,	Average Daily Rate	Average Occupancy %	RevPAR

2017	$254	93%	$237
2016	$255	97%	$246

The Hotel’s revenues decreased by 1% this quarter as compared to the previous comparable quarter. Average daily rate decreased by $1 and RevPAR decreased by $9 for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Average occupancy was 93% and 97% for the respective comparable periods.

Investment Transactions

The Company had a net loss on marketable securities of $304,000 for the three months ended September 30, 2017 compared to a net gain on marketable securities of $262,000 for the three months ended September 30, 2016. As of September 30, 2017 and 2016, approximately 42% and 67%, respectively, of the investment in marketable securities’ balance above is comprised of the common stock of Comstock Mining, Inc. (Comstock). As the result, the change in the market price of the common stock of Comstock will have a significant impact on the gain (loss) on marketable securities. For the three months ended September 30, 2017, the Company had a net realized loss of $14,000 and a net unrealized loss of $290,000. For the three months ended September 30, 2016, the Company had a net realized gain of $51,000 and a net unrealized gain of $211,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel.  The income tax (expense) benefit during the three months ended September 30, 2017 and 2016 represents the income tax effect on the Company’s pretax income (loss) which includes its share in the net income (loss) of the Hotel.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of September 30, 2017 and June 30, 2017 by selected industry groups.

		% of Total
As of September 30, 2017		Investment
Industry Group	Fair Value	Securities

Basic materials	$1,703,000	51.8%
Technology	863,000	26.3%
Energy	203,000	6.2%
Other	517,000	15.7%
	$3,286,000	100.0%

		% of Total
As of June 30, 2017		Investment
Industry Group	Fair Value	Securities

Basic materials	$1,816,000	47.0%
Technology	918,000	23.9%
Energy	411,000	10.6%
REITs and real estate companies	274,000	7.1%
Other	442,000	11.4%
	$3,861,000	100.0%

As of September 30, 2017, 42% of the Company’s investment in marketable securities portfolio consists of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE MKT: LODE) which is included in the basic materials industry group.

FINANCIAL CONDITION AND LIQUIDITY

The Company’s cash flows are primarily generated from its Hotel operations, general partner management fees, and limited partnership distributions from the Partnership. The Company also receives cash generated from the investment of its cash and marketable securities and other investments.

On December 18, 2013, the Partnership completed an Offer to Redeem any and all limited partnership interests not held by Portsmouth. As a result, Portsmouth, which prior to the Offer to Redeem owned 50% of the then outstanding limited partnership interests now controls approximately 93% of the voting interest in Justice and is now its sole General Partner.

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due thru January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period thru its maturity date of January 2024. As additional security for the mortgage loan, there is a limited guaranty executed by the Company in favor of mortgage lender. The mezzanine loan is a secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan bears interest at 9.75% per annum and matures in January 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by the Company in favor of mezzanine lender. The outstanding balance of the senior loan and the mezzanine loans as of September 30, 2017 were $96,029,000 and $20,000,000, respectively.Effective May 12, 2017, InterGroup (a related party) agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan.

On July 2, 2014, the Partnership obtained from InterGroup (a related party) an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to December 31, 2017.

In April 2017, Portsmouth obtained from InterGroup an unsecured short-term loan in the amount of $1,000,000 at 5% per year fixed interest, with a term of five months and maturing September 6, 2017. The short-term loan was extended to September 15, 2017 and paid off on September 13, 2017.

Despite an uncertain economy, the Hotel has continued to generate strong revenue growth. While the debt service requirements related the loans and the legal settlement may create some additional risks for the Company and its ability to generate cash flows in the future, management believes that cash flows from the operations of the Hotel and the garage will continue to be sufficient to meet all of the Partnership’s current and future obligations and financial requirements.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of September 30, 2017, the Company’s material financial obligations which also includes interest payments:

		9 Months	Year	Year	Year	Year
	Total	2018	2019	2020	2021	2022	Thereafter
Mortgage notes payable	$116,029,000	$1,011,000	$1,397,000	$1,460,000	$1,554,000	$1,639,000	$108,968,000
Related party and other notes payable	10,129,000	4,488,000	421,000	567,000	567,000	567,000	3,519,000
Interest	43,433,000	5,902,000	6,999,000	6,936,000	6,842,000	6,757,000	9,997,000
Total	$169,591,000	$11,401,000	$8,817,000	$8,963,000	$8,963,000	$8,963,000	$122,484,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the portrayal of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the three months September 30, 2017. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2017 for a summary of the critical accounting policies.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As stated in the Company’s Form 10-K for the year ended June 30, 2017, we identified a material weakness in internal controls over financial reporting related to our deferred income taxes and income tax expense during the fourth quarter of fiscal 2017. During the quarter ended September 30, 2017, we hired new tax CPA specialist to perform detailed analysis which was completed for the year ended June 30, 2017. We also assigned our audit committee with oversight responsibilities. The Company has taken steps to remediate the material weakness and improved its internal control over financial reporting during the last quarterly period covered by this Form 10-Q.

PART II.

OTHER INFORMATION

Item 5. Exhibits.

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

PORTSMOUTH SQUARE, INC.
(Registrant)

Date: November 8, 2017	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date: November 8, 2017	by	/s/ Danfeng Xu
Danfeng Xu, Treasurer and Controller

- 19 -