Form 10-Q
period 2018-03-31
PORTSMOUTH SQUARE INC
filed 2018-04-27
CIK 79661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to_________

Commission File Number 0-4057

PORTSMOUTH SQUARE, INC.

(Exact name of registrant as specified in its charter)

CALIFORNIA	94-1674111
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

11620 Wilshire Boulevard, Suite 350, Los Angeles, California 90025

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

☐ Yes  ☒ No

The number of shares outstanding of registrant’s Common Stock, as of April 26, 2018 was 734,183.

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

As of	March 31, 2018	June 30, 2017
ASSETS
Investment in hotel, net	$33,502,000	$35,213,000
Investment in real estate, net	973,000	973,000
Investment in marketable securities	1,666,000	3,861,000
Other investments, net	285,000	389,000
Cash and cash equivalents	2,466,000	2,049,000
Restricted cash	6,267,000	5,111,000
Accounts receivable - hotel, net	968,000	1,436,000
Other assets, net	672,000	867,000
Deferred taxes	7,864,000	10,927,000

Total assets	$54,663,000	$60,826,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
Accounts payable and other liabilities	$13,964,000	$15,085,000
Due to securities broker	126,000	592,000
Obligations for securities sold	228,000	867,000
Related party and other notes payable	9,971,000	10,209,000
Mortgage notes payable - hotel, net	114,670,000	115,615,000

Total liabilities	138,959,000	142,368,000

Shareholders' deficit:
Common stock, no par value: Authorized shares - 750,000; 734,183 shares issued and outstanding shares as of March 31, 2018 and June 30, 2017	2,092,000	2,092,000
Accumulated deficit	(80,001,000)	(77,120,000)
Total Portsmouth shareholders' deficit	(77,909,000)	(75,028,000)
Noncontrolling interest	(6,387,000)	(6,514,000)
Total shareholders' deficit	(84,296,000)	(81,542,000)

Total liabilities and shareholders' deficit	$54,663,000	$60,826,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the three months ended March 31,	2018	2017

Revenue - Hotel	$14,344,000	$13,495,000

Costs and operating expenses
Hotel operating expenses	(10,573,000)	(10,333,000)
Hotel depreciation and amortization expense	(619,000)	(641,000)
General and administrative expense	(356,000)	(141,000)

Total costs and operating expenses	(11,548,000)	(11,115,000)

Income from operations	2,796,000	2,380,000

Other income (expense)
Interest expense - mortgage	(1,918,000)	(2,005,000)
Net loss on marketable securities	(155,000)	(250,000)
Unrealized loss on other investments	(11,000)	-
Impairment loss on other investments	-	(44,000)
Dividend and interest income	13,000	13,000
Trading and margin interest expense	(41,000)	(39,000)

Total other expense, net	(2,112,000)	(2,325,000)

Income before income taxes	684,000	55,000
Income tax benefit (expense)	101,000	(18,000)

Net income	785,000	37,000
Less: Net income attributable to the noncontrolling interest	(75,000)	(26,000)

Net income attributable to Portsmouth	$710,000	$11,000

Basic and diluted net income per share attributable to Portsmouth	$0.97	$0.01

Weighted average number of common shares outstanding - basic and diluted	734,183	734,183

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the nine months ended March 31,	2018	2017

Revenue - Hotel	$41,968,000	$40,937,000

Costs and operating expenses
Hotel operating expenses	(31,905,000)	(30,515,000)
Hotel depreciation and amortization expense	(1,902,000)	(2,065,000)
General and administrative expense	(718,000)	(439,000)

Total costs and operating expenses	(34,525,000)	(33,019,000)

Income from operations	7,443,000	7,918,000

Other income (expense)
Interest expense - mortgage	(5,885,000)	(5,902,000)
Net loss on marketable securities	(1,056,000)	(985,000)
Unrealized loss on other investments	(11,000)	-
Impairment loss on other investments	(72,000)	(55,000)
Dividend and interest income	29,000	33,000
Trading and margin interest expense	(139,000)	(116,000)

Total other expense, net	(7,134,000)	(7,025,000)

Income before income taxes	309,000	893,000
Income tax expense	(3,063,000)	(346,000)

Net (loss) income	(2,754,000)	547,000
Less: Net income attributable to the noncontrolling interest	(127,000)	(142,000)

Net (loss) income attributable to Portsmouth	$(2,881,000)	$405,000

Basic and diluted net (loss) income per share attributable to Portsmouth	$(3.92)	$0.55

Weighted average number of common shares outstanding - basic and diluted	734,183	734,183

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENDSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the nine months ended March 31,	2018	2017
Cash flows from operating activities:
Net (loss) income	$(2,754,000)	$547,000
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized loss on marketable securities	1,189,000	1,071,000
Unrealized loss on other investments	11,000	-
Impairment loss on other investments	72,000	55,000
Deferred taxes	3,063,000	346,000
Depreciation and amortization	1,941,000	2,149,000
Changes in assets and liabilities:
Investment in marketable securities	1,006,000	(888,000)
Accounts receivable	468,000	2,226,000
Other assets	195,000	337,000
Accounts payable and other liabilities	(1,121,000)	(2,250,000)
Due to securities broker	(466,000)	459,000
Obligations for securities sold	(639,000)	352,000
Net cash provided by operating activities	2,965,000	4,404,000

Cash flows from investing activities:
Payments for hotel furniture, equipment and building improvements	(191,000)	(208,000)
Proceeds from other investments	21,000	-
Payments for other investments	-	(90,000)
Net cash used in investing activities	(170,000)	(298,000)

Cash flows from financing activities:
Restricted cash - payments to mortgage impounds, net	(1,156,000)	(1,439,000)
Net payments to related party and other notes payable	(1,222,000)	(476,000)
Net cash used in financing activities	(2,378,000)	(1,915,000)

Net increase in cash and cash equivalents	417,000	2,191,000
Cash and cash equivalents at the beginning of the period	2,049,000	3,378,000
Cash and cash equivalents at the end of the period	$2,466,000	$5,569,000

Supplemental information:
Interest paid	$5,940,000	$5,942,000

Non-cash transaction:
Key money incentive fee	$-	$2,000,000

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

The results of operations for the three and nine months ended March 31, 2018 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2018.

Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice Investors Limited Partnership, a California limited partnership (“Justice” or the “Partnership”). Portsmouth has a 93.1% limited partnership interest in Justice and is the sole general partner. The financial statements of Justice are consolidated with those of the Company.

As of March 31, 2018, Santa Fe Financial Corporation (“Santa Fe”), a public company, owns approximately 68.8% of the outstanding common shares of Portsmouth. Santa Fe is an 81.9%-owned subsidiary of The InterGroup Corporation (“InterGroup”), a public company. InterGroup also directly owns approximately 13.4% of the common stock of Portsmouth.

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

Justice had a management agreement with Prism Hospitality L.P. (“Prism”) to perform certain management functions for the Hotel. The management agreement with Prism had an original term of ten years, subject to the Partnership’s right to terminate at any time with or without cause. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Prism’s management agreement was terminated upon its expiration date of February 3, 2017. Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, also provided management services for the Partnership pursuant to a management services agreement, with a three-year term, subject to the Partnership’s right to terminate earlier for cause. In June 2016, GMP resigned. On February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of the HMA is for an initial period of ten years commencing on the takeover date and automatically renewals for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The $2,000,000 is included in the restricted cash and related party and other notes payable balances in the condensed consolidated balance sheets as of March 31, 2018 and June 30, 2017.

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

Income Tax

The Company consolidates Justice (“Hotel”) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel.  The income tax benefit (expense) during the three and nine months ended March 31, 2018 and 2017 represents the income tax effect on the Company’s pretax income which includes its share in the net income of the Hotel. Additionally, the income tax benefit (expense) includes adjustments relating to the changes in the tax rates and effect on the deferred tax assets as a result of the recent tax law changes.

Financial Condition and Liquidity

The Company’s cash flows are primarily generated from its Hotel operations. The Company also receives cash generated from the investment of its cash and marketable securities and other investments.

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due through January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period through its maturity date of January 2024. As additional security for the mortgage loan, there is a limited guaranty executed by the Company in favor of mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan bears interest at 9.75% per annum and matures in January 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by the Company in favor of mezzanine lender.

Effective as of May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of March 31, 2018, InterGroup is in compliance with both requirements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which supersedes existing guidance on accounting for leases in Leases (Topic 840) and generally requires all leases, including operating leases, to be recognized in the statement of financial position as right-of-use assets and lease liabilities by lessees. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach and are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. We intend to adopt the standard on July 1, 2019. The Company is currently reviewing the effect of ASU No. 2016-02.

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

NOTE 2 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
March 31, 2018	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Furniture and equipment	27,966,000	(25,592,000)	2,374,000
Building and improvements	55,945,000	(25,941,000)	30,004,000
	$85,035,000	$(51,533,000)	$33,502,000

		Accumulated	Net Book
June 30, 2017	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Furniture and equipment	27,681,000	(24,570,000)	3,111,000
Building and improvements	55,918,000	(24,940,000)	30,978,000
	$84,723,000	$(49,510,000)	$35,213,000

NOTE 3 – INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At March 31, 2018 and June 30, 2017, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Value

As of March 31, 2018
Corporate
Equities	$7,021,000	$270,000	$(5,626,000)	$(5,355,000)	$1,666,000

As of June 30, 2017
Corporate
Equities	$8,012,000	$381,000	$(4,532,000)	$(4,151,000)	$3,861,000

As of March 31, 2018 and June 30, 2017, approximately 27% and 42%, respectively, of the investment marketable securities balance above is comprised of the common stock of Comstock Mining, Inc.

As of March 31, 2018 and June 30, 2017, the Company had $5,597,000 and $4,494,000, respectively, of unrealized losses related to securities held for over one year.

Net loss on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the net loss on marketable securities for the three and nine months ending March 31, 2018 and 2017, respectively.

For the three months ended March 31,	2018	2017
Realized gain on marketable securities	$135,000	$48,000
Unrealized (loss) gain on marketable securities	(41,000)	57,000
Unrealized loss on marketable securities related to Comstock	(249,000)	(355,000)
Net loss on marketable securities	$(155,000)	$(250,000)

For the nine months ended March 31,	2018	2017
Realized gain on marketable securities	$133,000	$86,000
Unrealized (loss) gain on marketable securities	(33,000)	84,000
Unrealized loss on marketable securities related to Comstock	(1,156,000)	(1,155,000)
Net loss on marketable securities	$(1,056,000)	$(985,000)

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

Other investments, net consist of the following:

Type	March 31, 2018	June 30, 2017
Private equity hedge fund, at cost	$202,000	$284,000
Other preferred stock	83,000	105,000
	$285,000	$389,000

NOTE 5 – FAIR VALUE MEASUREMENTS

The carrying values of the Company’s financial instruments not required to be carried at fair value on a recurring basis approximate fair value due to their short maturities (i.e., accounts receivable, other assets, accounts payable and other liabilities) or the nature and terms of the obligation (i.e., other notes payable and mortgage notes payable).

The assets measured at fair value on a recurring basis are as follows:

	3/31/2018	6/30/2017
As of	Total - Level 1	Total - Level 1
Assets:
Investment in marketable securities:
Basic materials	$445,000	$1,816,000
Energy	-	411,000
Technology	312,000	918,000
Other	909,000	716,000
	$1,666,000	$3,861,000

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

			Net loss for the nine months
Assets	Level 3	March 31, 2018	ended March 31, 2018

Other non-marketable investments	$285,000	$285,000	$(72,000)

			Net loss for the nine months
Assets	Level 3	June 30, 2017	ended March 31, 2017

Other non-marketable investments	$389,000	$389,000	$(55,000)

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

Information below represents reporting segments for the three and nine months March 31, 2018 and 2017, respectively. Operating income from Hotel operations consists of the operation of the hotel and operation of the garage. Income (loss) from investment transactions consist of net investment gain (loss), impairment loss on other investments, net unrealized gain (loss) on other investments, dividend and interest income and trading and margin interest expense. The other segment consists of corporate general and administrative expenses and the income tax expense (benefit) for the entire Company.

As of and for the three months	Hotel	Investment
ended March 31, 2018	Operations	Transactions	Corporate	Total
Revenues	$14,344,000	$-	$-	$14,344,000
Segment operating expenses	(10,573,000)	-	(356,000)	(10,929,000)
Segment income (loss)	3,771,000	-	(356,000)	3,415,000
Interest expense - mortgage	(1,918,000)	-	-	(1,918,000)
Depreciation and amortization expense	(619,000)	-	-	(619,000)
Loss from investments	-	(194,000)	-	(194,000)
Income tax benefit	-	-	101,000	101,000
Net income (loss)	$1,234,000	$(194,000)	$(255,000)	$785,000
Total assets	$43,650,000	$1,951,000	$9,062,000	$54,663,000

As of and for the three months	Hotel	Investment
ended March 31, 2017	Operations	Transactions	Corporate	Total
Revenues	$13,495,000	$-	$-	$13,495,000
Segment operating expenses	(10,333,000)	-	(141,000)	(10,474,000)
Segment income (loss)	3,162,000	-	(141,000)	3,021,000
Interest expense - mortgage	(2,005,000)	-	-	(2,005,000)
Depreciation and amortization expense	(641,000)	-	-	(641,000)
Loss from investments	-	(320,000)	-	(320,000)
Income tax expense	-	-	(18,000)	(18,000)
Net income (loss)	$516,000	$(320,000)	$(159,000)	$37,000
Total assets	$44,667,000	$4,249,000	$14,770,000	$63,686,000

As of and for the nine months	Hotel	Investment
ended March 31, 2018	Operations	Transactions	Corporate	Total
Revenues	$41,968,000	$-	$-	$41,968,000
Segment operating expenses	(31,905,000)	-	(718,000)	(32,623,000)
Segment income (loss)	10,063,000	-	(718,000)	9,345,000
Interest expense - mortgage	(5,885,000)	-	-	(5,885,000)
Depreciation and amortization expense	(1,902,000)	-	-	(1,902,000)
Loss from investments	-	(1,249,000)	-	(1,249,000)
Income tax expense	-	-	(3,063,000)	(3,063,000)
Net income (loss)	$2,276,000	$(1,249,000)	$(3,781,000)	$(2,754,000)
Total assets	$43,650,000	$1,951,000	$9,062,000	$54,663,000

As of and for the nine months	Hotel	Investment
ended March 31, 2017	Operations	Transactions	Corporate	Total
Revenues	$40,937,000	$-	$-	$40,937,000
Segment operating expenses	(30,515,000)	-	(439,000)	(30,954,000)
Segment income (loss)	10,422,000	-	(439,000)	9,983,000
Interest expense - mortgage	(5,902,000)	-	-	(5,902,000)
Depreciation and amortization expense	(2,065,000)	-	-	(2,065,000)
Loss from investments	-	(1,123,000)	-	(1,123,000)
Incomt tax expense	-	-	(346,000)	(346,000)
Net income (loss)	$2,455,000	$(1,123,000)	$(785,000)	$547,000
Total assets	$44,667,000	$4,249,000	$14,770,000	$63,686,000

NOTE 7 – RELATED PARTY TRANSACTIONS

On July 2, 2014, the Partnership obtained from InterGroup (a related party) an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to December 31, 2018.

Also included in the balance of related party note payable at March 31, 2018 is the obligation to Hilton (Franchisor) in the form of a self-exhausting, interest free development incentive note which is reduced by approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton. The outstanding balance of the note as of March 31, 2018 and June 30, 2017, was $3,720,000 and $3,958,000, respectively.

On February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second (2nd) anniversary of the takeover date. The $2,000,000 is included in restricted cash and related party note payable balances in the condensed consolidated balance sheets as of March 31, 2018 and June 30, 2017.

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

In connection with the redemption of the limited partnership interest of Justice, Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of the partnership interests, refinancing of the Justices properties and reorganization of Justice. This agreement was superseded by a letter dated December 11, 2013 from Justice, in which Justice assumed the payment obligations of Justice Operating Company, LLC. As of March 31, 2018, $200,000 of these fees remain payable and are included in related party and other notes payable on the accompanying condensed consolidated balance sheets.

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

On April 21, 2014, the Partnership commenced arbitration against Glaser Weil Fink Howard Avchen & Shapiro, LLP, Greet J. Cohen, Gary N. Jacobs, Janet S. McCloud, Paul B. Salvaty, and Joseph K. Fletcher III (“Respondents”) in connection with the redemption transaction. The Partnership alleged legal malpractice and also sought declaratory relief regarding provisions of the redemption option agreement. Prior to arbitration proceedings, the parties agreed in principle to settle the matter. The Respondents agreed to pay $8,300,000. The settlement payment will be recorded upon receipt.

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

Justice had a management agreement with Prism Hospitality L.P. (“Prism”) to perform certain management functions for the Hotel. The management agreement with Prism had an original term of ten years and could be terminated at any time with or without cause by the Partnership. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Prism’s management agreement was terminated upon its expiration date of February 3, 2017. Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, began to provide management services for the Partnership pursuant to a management services agreement with a term of three years, subject to the Partnership’s right to terminate earlier, for cause. In June 2016, GMP resigned. After a lengthy review process of several national third party hotel management companies, on February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of HMA is for an initial period of ten years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The $2,000,000 was received in May 2017 and is included in the restricted cash and related party and other notes payable balances in the condensed consolidated balance sheets as of March 31, 2018 and June 30, 2017.

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

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The Company had a net income of $785,000 for the three months ended March 31, 2018 compared to net income of $37,000 for the three months ended March 31, 2017. The increase in net income is primarily attributable to increased revenue from Hotel operations.

Hotel Operations

The Company had net income from Hotel operations of $1,234,000 for the three months ended March 31, 2018 compared to net income of $516,000 for the three months ended March 31, 2017. The increase in net income is primarily due to increased revenue.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended March 31, 2018 and 2017.

For the three months ended March 31,	2018	2017
Hotel revenues:
Hotel rooms	$11,714,000	$11,212,000
Food and beverage	1,748,000	1,394,000
Garage	756,000	622,000
Other operating departments	126,000	267,000
Total hotel revenues	14,344,000	13,495,000
Operating expenses excluding depreciation and amortization	(10,573,000)	(10,333,000)
Operating income before interest, depreciation and amortization	3,771,000	3,162,000
Interest expense - mortgage	(1,918,000)	(2,005,000)
Depreciation and amortization expense	(619,000)	(641,000)
Net income from Hotel operations	$1,234,000	$516,000

For the three months ended March 31, 2018, the Hotel had operating income of $3,771,000 before interest expense, depreciation and amortization on total operating revenues of $14,344,000 compared to operating income of $3,162,000 before interest expense, depreciation and amortization on total operating revenues of $13,495,000 for the three months ended March 31, 2017.  Room revenues increased by $502,000 for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to a change of strategy to grow occupancy on shoulder dates therefore increasing room revenue per available room (“RevPAR”) and market share. Food and beverage revenue increased by $354,000 as a result of increased catering and banquet services. Garage revenue increased by $134,000 due to rate increase for monthly parkers and increase in occupancy. Revenue from other operating departments decreased by $141,000 as a result of decreased attrition revenue and vending machine commission.

Total operating expenses increased by $240,000 this quarter primarily due to increase in legal fees.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the three months ended March 31, 2018 and 2017.

Three Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR

2018	$250	95%	$239
2017	$272	85%	$229

The Hotel’s revenues increased by 6.3% this quarter as compared to the previous comparable quarter. Average daily rate decreased by $22, average occupancy increased from 85% to 95%, and RevPAR increased by $10 for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Investment Transactions

The Company had a net loss on marketable securities of $155,000 for the three months ended March 31, 2018 compared to a net loss on marketable securities of $250,000 for the three months ended March 31, 2017. For the three months ended March 31, 2018, the Company had a net realized gain of $135,000 and a net unrealized loss of $290,000. For the three months ended March 31, 2017, the Company had a net realized gain of $48,000 and a net unrealized loss of $298,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel.  The income tax benefit (expense) during the three months ended March 31, 2018 and 2017 represents the income tax effect on the Company’s pretax income which includes its share in the net income of the Hotel.

Nine Months Ended March 31, 2018 Compared to Nine Months Ended March 31, 2017

The Company had net loss of $2,754,000 for the nine months ended March 31, 2018 compared to net income of $547,000 for the nine months ended March 31, 2017. The change is primarily due to increase in income tax expense.

Hotel Operations

Net income from Hotel operations was $2,276,000 for the nine months ended March 31, 2018 compared to net income of $2,455,000 for the nine months ended March 31, 2017. The decrease in net income is primarily due to increase in legal expense.

The following table sets forth a more detailed presentation of Hotel operations for the nine months ended March 31, 2018 and 2017.

For the nine months ended March 31,	2018	2017
Hotel revenues:
Hotel rooms	$34,266,000	$34,007,000
Food and beverage	5,121,000	4,349,000
Garage	2,272,000	1,946,000
Other operating departments	309,000	635,000
Total hotel revenues	41,968,000	40,937,000
Operating expenses excluding depreciation and amortization	(31,905,000)	(30,515,000)
Operating income before interest, depreciation and amortization	10,063,000	10,422,000
Interest expense - mortgage	(5,885,000)	(5,902,000)
Depreciation and amortization expense	(1,902,000)	(2,065,000)
Net income from Hotel operations	$2,276,000	$2,455,000

For the nine months ended March 31, 2018, the Hotel had operating income of $10,063,000 before interest, depreciation and amortization on total operating revenues of $41,968,000 compared to operating income of $10,422,000 before interest, depreciation and amortization on total operating revenues of $40,937,000 for the nine months ended March 31, 2017.  Room revenues increased by $259,000 for the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017 primarily due to increased revenue in the quarter ending March 31, 2018 as we changed our strategy to grow occupancy on shoulder dates therefore increasing RevPAR and market share. Food and beverage revenue increased by $772,000 as a result of increased group banquet contribution in September and October of 2017. Garage revenues increased by $326,000 as a result of freeing parking spaces that were utilized as storage by previous management as well as additional valet parking income. Revenue from other operating departments decreased by $326,000 as a result of decreased attrition revenue and reclassing cancellation fees from other operating revenue to room revenue in 2018.

Total operating expenses increased by $1,390,000 for the nine months ended March 31, 2018 as compared to the nine months ended March 31, 2017 primarily due to increase in legal expense.

The following table sets forth the average daily room rate, average occupancy percentage and RevPARof the Hotel for the nine months ended March 31, 2018 and 2017.

Nine months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR

2018	$248	92%	$229
2017	$254	90%	$228

The Hotel’s total revenues increased by 2.5% for the nine months ended March 31, 2018 as compared to the nine months ended March 31, 2017. Average daily rate decreased by $6 and RevPAR increased by $1 for the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017. Average occupancy increased by 2% during the nine months ended March 31, 2018 versus the comparable period.

Investment Transactions

The Company had a net loss on marketable securities of $1,056,000 for the nine months ended March 31, 2018 compared to a net loss on marketable securities of $985,000 for the nine months ended March 31, 2017. For the nine months ended March 31, 2018 and 2017, the Company had a net loss of approximately $1,156,000 related to the Company’s investment in the common stock of Comstock. For the nine months ended March 31, 2018, the Company had a net realized gain of $133,000 and a net unrealized loss of $1,189,000. For the nine months ended March 31, 2017, the Company had a net realized gain of $86,000 and a net unrealized loss of $1,071,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel.  The income tax expense during the nine months ended March 31, 2018 and 2017 represents the income tax effect on the Company’s pretax income which includes its share in the net income of the Hotel. Due to recent tax reform act and the Company’s fiscal year ending on June 30, 2018, the Company is utilizing a blended effective rate of the old and new tax rates that are in effect as of and for the nine months ended March 31, 2018.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of March 31, 2018 and June 30, 2017 by selected industry groups.

		% of Total
As of March 31, 2018		Investment
Industry Group	Fair Value	Securities

Basic materials	$445,000	26.8%
REITs and real estate companies	347,000	20.8%
Technology	312,000	18.7%
Financial	69,000	4.1%
Other	493,000	29.6%
	$1,666,000	100.0%

		% of Total
As of June 30, 2017		Investment
Industry Group	Fair Value	Securities

Basic materials	$1,816,000	47.0%
Technology	918,000	23.9%
Energy	411,000	10.6%
REITs and real estate companies	274,000	7.1%
Other	442,000	11.4%
	$3,861,000	100.0%

As of March 31, 2018, 27% of the Company’s investment in marketable securities portfolio consists of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE MKT: LODE) which is included in the basic materials industry group.

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

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due through January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period through its maturity date of January 2024. As additional security for the mortgage loan, there is a limited guaranty executed by the Company in favor of mortgage lender. The mezzanine loan is a secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan bears interest at 9.75% per annum and matures in January 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by the Company in favor of mezzanine lender. The outstanding balance of the senior loan and the mezzanine loans as of March 31, 2018 were $95,359,000 and $20,000,000, respectively. Effective May 12, 2017, InterGroup (a related party) agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of March 31, 2018, the Company’s material financial obligations which also including interest payments:

		3 Months	Year	Year	Year	Year
	Total	2018	2019	2020	2021	2022	Thereafter
Mortgage notes payable	$115,359,000	$341,000	$1,397,000	$1,460,000	$1,554,000	$1,639,000	$108,968,000
Related party and other notes payable	9,971,000	79,000	4,671,000	567,000	567,000	567,000	3,520,000
Interest	39,671,000	1,885,000	7,254,000	6,936,000	6,842,000	6,757,000	9,997,000
Total	$165,001,000	$2,305,000	$13,322,000	$8,963,000	$8,963,000	$8,963,000	$122,485,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the portrayal of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the nine months March 31, 2018. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2017 for a summary of the critical accounting policies.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation and on the material weakness noted below, the Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are not effective in ensuring that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

PORTSMOUTH SQUARE, INC.
(Registrant)

Date: April 27, 2018	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date: April 27, 2018	by	/s/ Danfeng Xu
Danfeng Xu, Treasurer
and Controller

-23-