Form 10-K
period 2018-06-30
PORTSMOUTH SQUARE INC
filed 2018-08-31
CIK 79661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

(Address of principal executive offices) (Zip Code)

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

☐ Yes ☒ No

The aggregate market value of the Common Stock, no par value, held by non-affiliates computed by reference to the average bid and asked price on December 29, 2017 was $5,157,000.

The number of shares outstanding of registrant’s Common Stock, as of August 30, 2018, was 734,183.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” “may,” “could,” “might” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. From time to time we also provide forward-looking statements in our Forms 10-Q and 8-K, Annual Reports to Shareholders, press releases and other materials we may release to the public. Forward looking statements reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause actual results or outcomes to differ materially from those expressed in any forward-looking statement. Consequently, no forward-looking statement can be guaranteed, and our actual future results may differ materially.

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

We caution you not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects on our Forms 10-K and 10-Q, and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

PART I

Item 1.          Business.

GENERAL

Portsmouth Square, Inc. (referred to as “Portsmouth” or the “Company” and may also be referred to as “we” “us” or “our”) is a California corporation, incorporated on July 6, 1967, for the purpose of acquiring a hotel property in San Francisco, California through a California limited partnership, Justice Investors Limited Partnership (“Justice” or the “Partnership”). As of June 30, 2018, approximately 68.8% of the outstanding common stock of Portsmouth was owned by Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF). Santa Fe is an 81.9%-owned subsidiary of The InterGroup Corporation (“InterGroup”), a public company (NASDAQ: INTG). InterGroup also directly owns approximately 13.4% of the common stock of Portsmouth.

Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice. Portsmouth controls approximately 93.1% of the voting interest in Justice and is the sole general partner of Justice. The financial statements of Justice are consolidated with those of the Company. See Note 2 to the consolidated financial statements.

Justice, through its subsidiaries Justice Operating Company, LLC (“Operating”), Justice Mezzanine Company, LLC (“Mezzanine”) and Kearny Street Parking, LLC (“Parking”) owns a 544-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five-level underground parking garage. Mezzanine and Parking are both wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the borrower under certain mezzanine indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is operated by the partnership as a full-service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (Hilton). Justice had a management agreement with Prism Hospitality L.P. (“Prism”) to perform certain management functions for the Hotel. The management agreement with Prism had an original term of ten years, subject to the Partnership’s right to terminate at any time with or without cause. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Prism’s management agreement was terminated upon its expiration date of February 2, 2017. Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the takeover date and automatically renews for successive one (1) year periods, to not exceed five years in the aggregate, subject to certain conditions. Under the terms on the HMA, base management fee payable to Interstate shall be one and seven-tenths (1.70%) of total Hotel revenue.

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

Portsmouth receives management fees as a general partner of Justice for its services in overseeing and managing the Partnership’s assets. Those fees are eliminated in consolidation.

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

HILTON HOTELS FRANCHISE LICENSE AGREEMENT

The Partnership entered into a Franchise License Agreement (the “License Agreement”) with the HLT Existing Franchise Holding LLC (Hilton) on November 24, 2004. The term of the License Agreement was for an initial period of fifteen years commencing on the date the Hotel began operating as a Hilton hotel, with an option to extend the License Agreement for another five years, subject to certain conditions. On June 26, 2015, Operating and Hilton entered into an amended franchise agreement that, among other things, extended the License Agreement through 2030, and provided the Partnership with certain key money cash incentives to be earned through 2030.

HOTEL MANAGEMENT COMPANY AGREEMENT

On February 2, 2007, the Partnership entered into a management agreement with Prism to manage and operate the Hotel as its agent. The original management agreement was effective for a term of ten years but was amended in January 2014. Effective January 2014, the required base management fees were amended to a fixed rate of $20,000 per month. Under the amended management agreement, Prism could also earn an incentive fee of $11,000 for each month that the revenues per room of the Hotel exceeded the average revenues per room of a defined set of competing hotels. Base management fees and incentives paid to Prism during the years ended June 30, 2018 and 2017 were $0 and $120,000, respectively. The management agreement with Prism was terminated on February 2, 2017.

On February 1, 2017, Justice entered into a Hotel management agreement with Interstate Management Company, LLC to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the takeover date and automatically renews for successive one (1) year periods, to not exceed five years in the aggregate, subject to certain conditions. Under the terms on the HMA, base management fee payable to Interstate shall be one and seven-tenths (1.70%) of total Hotel revenue. For the fiscal years ended June 30, 2018 and 2017, Interstate management fees were $957,000 and $372,000, respectively, and are included in Hotel operating expenses in the consolidated statements of operations.

GARAGE OPERATIONS

On October 31, 2010, the Partnership and Ace Parking entered into an amendment of their original parking agreement to extend the term commencing on November 1, 2010 and terminating on December 31, 2015. The parking agreement with Ace Parking was terminated with an effective termination date of October 4, 2016. Base management and incentive fees to Ace Parking were $39,000 for the year ended June 30, 2017. The Partnership began managing the parking garage in-house after the termination of Ace Parking. As part of the Hotel management agreement, Interstate, through the Partnership’s wholly-owned subsidiary, Kearny Street Parking LLC, began managing the parking garage in-house effective February 3, 2017.

CHINESE CULTURE FOUNDATION LEASE

On March 15, 2005, the Partnership entered into an amended lease with the Chinese Culture Foundation of San Francisco (the “Foundation”) for the third-floor space of the Hotel commonly known as the Chinese Culture Center, which the Foundation had right to occupy pursuant to a 50-year nominal rent lease that began in 1967.

The amended lease, among other things, requires the Partnership to pay to the Foundation a monthly event space fee in the amount of $5,000, adjusted annually based on the local Consumer Price Index. As of June 30, 2018, monthly event space fee is $5,800. The term of the amended lease expires on October 17, 2023, with an automatic extension for another 10-year term if the property continues to be operated as a hotel.

MARKETABLE SECURITIES INVESTMENT POLICIES

In addition to its Hotel and real estate operations, the Company also invests from time to time in income producing instruments, corporate debt and equity securities, publicly traded investment funds, mortgage backed securities, securities issued by REITs and other companies which invest primarily in real estate.

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

The Company may also invest, with the approval of the Committee, in unlisted securities, such as convertible notes, through private placements including private equity investment funds. Those investments in non-marketable securities are carried at cost on the Company’s balance sheet as part of other investments and reviewed for impairment on a periodic basis. As of June 30, 2018 and 2017, the Company had other investments of $267,000 and $389,000, respectively.

As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2018 and 2017, the Company had obligations for securities sold (equities short) of $512,000 and $867,000, respectively.

In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. Margin balances due at June 30, 2018 and 2017 were $490,000 and $592,000, respectively.

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

Seasonality

Hotel’s operations historically have been seasonal. Like most hotels in the San Francisco area, the Hotel generally maintains high occupancy and room rates during the entire year except for the weeks starting Thanksgiving through the end of the calendar year due to the holiday season. These seasonal patterns can be expected to cause fluctuations in the quarterly revenues of the Hotel.

Competition

The hotel industry is highly competitive. Competition is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services and guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual market in which properties are located. The San Francisco market is a very competitive market with a high supply of guest rooms and meeting space in the area. During fiscal 2017, we began the work with Hilton-approved providers to overhaul all technical aspects of the Hotel whereby when completed, we expect to have an edge over our competitors by implementing advanced state of the art systems for which we anticipate a complete implementation during fiscal 2019. Specifically, the complete overhaul of the infrastructure of the Internet in the guest rooms and meeting space will enable the Hotel to compete in this market. This investment will allow the hotel to go to market with specific measurable statistics that will help win the much-coveted technology company meetings. We have purchased 55” 4k smart televisions for all guest rooms and common areas which will be installed during the second quarter of fiscal 2019. In fiscal 2018, an architecture firm has been contracted to design the new guest rooms which have been approved by Hilton and the model room is in the works. We plan to bring back 14 guest rooms on the 5th floor as part of the initial phase of this renovation project and the next phase will include additional rooms being added on the 27th and 26th floor.

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

Although the Phase I assessments and other environmental reports we have reviewed disclose certain conditions on our property and the use of hazardous substances in operation and maintenance activities that could pose a risk of environmental contamination or liability, we are not aware of any environmental liability that we believe would have a material adverse effect on our business, financial position, results of operations or cash flows.

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

EMPLOYEES

As of June 30, 2018, Portsmouth had two full-time employees. The employees of the Company are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

Effective February 3, 2017, the Partnership had no employees. On February 3, 2017, Interstate assumed all labor union agreements and retained employees of their choice to continue providing services to the Hotel. As of June 30, 2018, approximately 85% of those employees were represented by one of four labor unions, and their terms of employment were determined under various collective bargaining agreements (“CBAs”) to which the Partnership was a party. During the year ended June 30, 2018, the Partnership renewed the CBA for Local 856 (International Brotherhood of Teamsters). The present CBAs for Local 2 (Hotel and Restaurant Employees), Local 39 (Stationary Engineers), and Local 665 (Parking Employees) will expire on August 13, 2018, July 31, 2018, and November 30, 2018, respectively.

Negotiation of collective bargaining agreements, which includes not just terms and conditions of employment, but scope and coverage of employees, is a regular and expected course of business operations for the Partnership. The Partnership expects and anticipates that the terms of conditions of the CBAs will have an impact on wage and benefit costs, operating expenses, and certain hotel operations during the life of the CBAs, and incorporates these principles into its operating and budgetary practices.

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

Due to a number of factors affecting consumers, the outlook for the lodging industry remains uncertain. These factors have resulted at times in the past and could continue to result in the future in fewer customers visiting, or customers spending less, in San Francisco, as compared to prior periods. Leisure travel and other leisure activities represent discretionary expenditures, and participation in such activities tends to decline during economic downturns, during which consumers generally have less disposable income. As a result, in those times customer demand for the luxury amenities and leisure activities that we offer may decline. Furthermore, during periods of economic contraction, revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings.

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

As a result, renovations and any other future capital improvement projects may increase our expenses, reduce our cash flows and our revenues. If capital expenditures exceed our expectations, this excess would have an adverse effect on our available cash.

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

Risk of declining market values in marketable securities.

The Company invests from time to time in marketable securities. As a result, the Company is exposed to market volatility in connection with these investments. The Company's financial position and financial performance could be adversely affected by worsening market conditions or sluggish performance of such investments.

Illiquidity risk in nonmarketable securities

Nonmarketable securities are, by definition, instruments that are not readily salable in the capital markets, and when sold are usually at a substantial discount.  Thus, the holder is limited to return on investment from any income producing feature of the instrument, as any sale of such an instrument would be subject to a substantial discount.  Thus, a holder may need to hold such instruments for long period of time and not be able to realize a return of their cash investment should there be a need to liquidate to obtain cash at any given time.

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

The hotel and resort industry are seasonal in nature. This seasonality can tend to cause quarterly fluctuations in revenues at the Hotel. Our quarterly earnings may also be adversely affected by other related factors outside our control, including weather conditions and poor economic conditions. As a result, we may have to enter into short-term borrowings in certain quarters in order to offset these quarterly fluctuations in our revenues.

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

In the event of a catastrophic loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in the Hotel, as well as the anticipated future revenue from the property. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the Hotel. In the event of a significant loss, our deductible may be high, and we may be required to pay for all such repairs and, as a consequence, it could materially adversely affect our financial condition. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate the Hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property.

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

Santa Fe and InterGroup collectively own more than 80% of the Company’s outstanding common stock. Because of this concentrated stock ownership, the Company’s largest shareholders will be in a position to significantly influence the election of the Company’s board of directors and all other decisions on all matters requiring shareholder approval. As a result, the ability of other shareholders to determine the management and policies of the Company is significantly limited. The interests of these shareholders may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. This level of control may also have an adverse impact on the market value of our shares because our largest shareholders may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

Item 1B.       Unresolved Staff Comments.

None.

Item 2.          Properties.

SAN FRANCISCO HOTEL PROPERTY

The Hotel is owned by the Partnership through its wholly-owned subsidiary, Operating. The Hotel is centrally located in the Financial District in San Francisco, one block from the Transamerica Pyramid. The Embarcadero Center is within walking distance and North Beach is two blocks away.  Chinatown is directly across the bridge that runs from the Hotel to Portsmouth Square Park. The Hotel is a 31-story (including parking garage), steel and concrete, A-frame building, built in 1970. The Hotel has 544 well-appointed guest rooms and luxury suites situated on 22 floors.  The third floor houses the Chinese Culture Center and grand ballroom.  The Hotel has approximately 22,000 square feet of meeting room space, including the grand ballroom. Other features of the Hotel include a 5-level underground parking garage and pedestrian bridge across Kearny Street connecting the Hotel and the Chinese Culture Center with Portsmouth Square Park in Chinatown.  The bridge, built and owned by the Partnership, is included in the lease to the Chinese Culture Center.

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

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties are full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Partnership is required to maintain a certain minimum net worth and liquidity. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of June 30, 2018, InterGroup is in compliance with both requirements.

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

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of two years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The proceeds of the loan were applied to the July 2014 payments to Justice Holdings Company, LLC (“Holdings”) described in Note 2. The loan was extended to December 31, 2018. As of June 30, 2018, the balance of the loan was $3,000,000.

In March 2017, Portsmouth obtained from InterGroup an unsecured loan in the principal amount of $2,700,000 at 5% per year fixed interest, with a term of one-year, payable interest only each month. In April 2017, the balance of the loan was repaid along with all accrued interest.

In April 2017, Portsmouth obtained from InterGroup an unsecured short-term loan in the principal amount of $1,000,000 at 5% per year fixed interest, with a term of five months and maturing September 6, 2017. Accrued interest and monthly principal installments in the amount of $200,000 were due and payable commencing on May 1, 2017 and continuing on the first day of each calendar month thereafter, until five months after the date of the loan at which time any unpaid balance of principal and interest on the note was due and payable. The loan was extended to September 15, 2017 and paid off on September 13, 2017.

INVESTMENT IN REAL ESTATE

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

Item 3.          Legal Proceedings.

In 2013, the City and County of San Francisco ("CCSF") Office of the Assessor Recorder claimed that Justice owed $2.1 million for Transient Occupancy Tax and Tourist Improvement District Assessment. This amount exceeded Justice’s estimate of the taxes owed, and Justice disputed the claim. The Partnership paid the full amount in March 2014 as part of the appeals process. On December 18, 2013, a Documentary Transfer Tax of approximately $4.7 million was paid under protest to CCSF. CCSF had required payment as a condition of recording the transfer of the Hotel, which was necessary to affect the Loan Agreements.  The Partnership then filed a lawsuit challenging the transfer tax in San Francisco County Superior Court. During the year ended June 30, 2016, the Partnership settled the two CCSF lawsuits, receiving $1.45 million.

In 2014, Evon Corporation ("Evon") filed a complaint in San Francisco Superior Court against the Partnership, Portsmouth, and a limited partner and related party asserting contract and tort claims based on Justice’s withholding of $4.7 million to pay the transfer tax described above. Evon’s complaint asserted various tort and contract claims against Justice and Portsmouth; and a tort against a Justice limited partner and related party. In July 2014, Justice paid to Holdings $4.7 million, the amount Evon claimed to be incorrectly withheld.  In June 2014, the Partnership sued Evon and related defendants, seeking a judicial declaration as to certain issues arising out of the partnership redemption documents. Evon filed a cross-complaint in December 2014, alleging torts against the Partnership in connection with the redemption transaction.  On May 5, 2016, Justice Investors and Portsmouth (parent company) settled these actions via a global settlement agreement. The Partnership agreed to pay Evon $5,575,000. As of January 10, 2017, the Company has satisfied all conditions of the settlement agreement.

In March 2017, Justice entered into a settlement agreement with RSUI Indemnity Company (“RSUI”), the insurer for Portsmouth’s Directors and Officers Liability Policies. Under this settlement agreement, Justice received $900,000 from RSUI to resolve allegations that RSUI had committed breach of contract and bad faith in handling a claim. The $900,000 was recorded as a reduction of legal expense for the fiscal year ended June 30, 2017.

In April 2014, the Partnership commenced an arbitration action against Glaser Weil Fink Howard Avchen & Shapiro, LLP (formerly known as Glaser Weil Fink Jacobs Howard Avchen & Shapiro, LLP), Brett J. Cohen, Gary N. Jacobs, Janet S. McCloud, Paul B. Salvaty, and Joseph K. Fletcher III (collectively, the “Respondents”) in connection with the redemption transaction. The arbitration alleged legal malpractice against the Respondents and sought declaratory relief regarding provisions of the option agreement in the redemption transaction and regarding the engagement letter with Respondents. Prior to arbitration proceedings, the parties agreed in principle to settle the matter, and entered into a settlement agreement and mutual general release in April 2018. The Respondents agreed to pay $8,300,000, which was received in May of 2018. $5,575,000 was recorded as a recovery of legal settlement cost and $2,725,000 was recorded as a reduction of legal expense for the fiscal year ended June 30, 2018.

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

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Portsmouth’s common stock is traded on the OTC Market, Inc.’s Pink tier under the symbol PRSI. The following table sets forth the range of the high and low bid quotations as reported by OTC Market, Inc. for Portsmouth’s common stock for each full quarterly period for the years ended June 30, 2018 and 2017. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

Fiscal 2018	High	Low

First Quarter (7/ 1 to 9/30)	$70.00	$57.00
Second Quarter (10/1 to 12/31)	$63.01	$63.01
Third Quarter (1/1 to 3/31)	$70.00	$62.00
Fourth Quarter (4/1 to 6/30)	$77.00	$70.00

Fiscal 2017	High	Low

First Quarter (7/ 1 to 9/30)	$54.00	$51.00
Second Quarter (10/1 to 12/31)	$52.50	$51.00
Third Quarter (1/1 to 3/31)	$61.00	$52.50
Fourth Quarter (4/1 to 6/30)	$70.00	$61.00

As of June 30, 2018, the number of holders of record of the Company’s Common Stock was approximately 102. Such number of owners was determined from the Company's shareholders records and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various brokers, clearing agencies or other nominees.

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

PURCHASES OF EQUITY SECURITIES

Portsmouth did not repurchase any of its own securities during the fourth quarter of its fiscal year ending June 30, 2018 and does not have any publicly announced repurchase program.

Item 6.          Selected financial Data.

Not required for smaller reporting companies.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

The Company's principal business is conducted through its general and limited partnership interest in the Justice Investors Limited Partnership (“Justice” or the “Partnership”). Justice owns a 544-room hotel property located at 750 Kearny Street, San Francisco, California 94108, known as the “Hilton San Francisco Financial District” (the “Hotel” or the “Property”) and related facilities, including a five-level underground parking garage. The financial statements of Justice have been consolidated with those of the Company.

The Hotel is operated by the Partnership as a full-service Hilton brand hotel pursuant to a License Agreement with Hilton. The Partnership entered into the License Agreement on December 10, 2004. The term of the License Agreement was for an initial period of 15 years commencing on the reopening date, upon completion of a major renovation, with an option to extend the License Agreement for another five years, subject to certain conditions. On June 26, 2015, the Partnership and Hilton entered into an amended franchise agreement which extended the License Agreement through 2030, modified the monthly royalty rate, extended geographic protection to the Partnership and also provided the Partnership certain key money cash incentives to be earned through 2030. The key money cash incentive of $4,750,000 was received on July 1, 2015.

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

Fiscal Year Ended June 30, 2018 Compared to Fiscal Year Ended June 30, 2017

The Company had net income of $4,460,000 for the year ended June 30, 2018 compared to net income of $395,000 for the year ended June 30, 2017. The increase in net income was primarily attributable to the receipt of $8,300,000 in settlement proceeds related to the Glaser matter as described in Item 3 - Legal Proceedings. The increase in net income was offset by $5,790,000 increase in provision for income tax expense.

The Company had net income from Hotel operations of $12,456,000 for the year ended June 30, 2018 compared to net income of $2,707,000 for the year ended June 30, 2017. The increase in net income was primarily attributable to the receipt of $8,300,000 in settlement proceeds related to the Glaser matter.

The following table sets forth a more detailed presentation of Hotel operations for the years ended June 30, 2018 and 2017.

For the year ended June 30,	2018	2017
Hotel revenues:
Hotel rooms	$46,475,000	$45,012,000
Food and beverage	7,222,000	5,934,000
Garage	3,011,000	2,695,000
Other operating departments	391,000	693,000
Total hotel revenues	57,099,000	54,334,000
Operating expenses, excluding non-recurring charges, interest, depreciation and amortization	(40,103,000)	(41,031,000)
Operating income before non-recurring charges, interest, depreciation and amortization	16,996,000	13,303,000
Recovery of legal settlement costs	5,775,000	-
Income before interest, depreciation and amortization	22,771,000	13,303,000
Interest expense – mortgage	(7,806,000)	(7,736,000)
Depreciation and amortization expense	(2,509,000)	(2,860,000)

Net income from Hotel operations	$12,456,000	$2,707,000

For the year ended June 30, 2018, the Hotel generated operating income of $16,996,000 before non-recurring charges, interest, depreciation, and amortization on total operating revenues of $57,099,000 compared to operating income of $13,303,000 before non-recurring charges, interest, depreciation, and amortization on total operating revenues of $54,334,000 for the year ended June 30, 2017.  Room revenues increased by $1,463,000 for the year ended June 30, 2018 compared to the year ended June 30, 2017 primarily as a result of increased occupancy due to strategic changes of our sales strategy along with increased group room nights.  Hotel focused on sellout efficiency specifically on shoulder days and months.  Food and beverage revenue increased by $1,288,000 for the year ended June 30, 2018 compared to the year ended June 30, 2017 primarily due to the increased per group room night banquet food and beverage contribution as well as increased audio-visual spending.

Operating expenses decreased by $928,000 for the year ended June 30, 2018 to $40,103,000 compared to the year ended June 30, 2017 of $41,031,000 primarily due to the receipt of settlement proceeds related to the Glaser matter. The reduction of $2,725,000 in legal expense related to the Glaser matter was offset by increase in legal expenses due to the same matter.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the year ended June 30, 2018 and 2017.

For the Year Ended June 30,	Average Daily Rate	Average Occupancy %	RevPAR

2018	$250	94%	$235
2017	$250	91%	$227

The Hotel’s continued focus on growing occupancy during off peak timeframes resulted in the $8 RevPAR growth from fiscal year 2017.  While the Hotel focused on rate growth over peak demands of midweek, the growth of occupancy came over weekends and holidays which resulted in the overall rate remaining flat year over year at $250.

We believe that enhancing the Hotel’s technology is critical and to that end, we are currently working with all Hilton approved vendors to upgrade all technical aspects of the Hotel and the implementation of state-of-the-art systems that will set us apart from our competitors. We have made ten additional rooms available by eliminating the Justice administrative office from the Hotel and relocating the accounting department to administrative space and eliminated the unprofitable Wellness Center that was added by previous management. We anticipate that the additional ten rooms will be placed into service within the fiscal year ending June 30, 2019. Additionally, the fitness center which is occupying the equivalent of five rooms and the executive lounge which is occupying the equivalent of three rooms, will be relocated to a different area within the hotel. The eight equivalent rooms will be placed back into service. Part of this renovation will be funded by the Hotel’s furniture, fixture and equipment reserve account with our lender as well as the $2,000,000 key money incentive provided by Interstate. Lastly, we anticipate the completion of the installation of a complete exterior building maintenance system during fiscal 2019 in order to wash the windows periodically.

The Company had a net loss on marketable securities of $854,000 for the year ended June 30, 2018 compared to a net loss on marketable securities of $1,295,000 for the year ended June 30, 2017. For the year ended June 30, 2018, the Company had an unrealized loss of $1,138,000 related to the Company’s investment in the common stock of Comstock Mining Inc. (“Comstock” - NYSE MKT: LODE). For the year ended June 30, 2017, the Company had an unrealized loss of $1,511,000 related to the Company’s investment in the common stock of Comstock. As of June 30, 2018 and 2017, investments in Comstock represent approximately 18% and 42%, respectively, of the Company’s investment portfolio. For the year ended June 30, 2018, the Company had a net realized gain of $197,000 and a net unrealized loss of $1,051,000. For the year ended June 30, 2017, the Company had a net realized gain of $26,000 and a net unrealized loss of $1,321,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

During the year ended June 30, 2018 and 2017, the Company performed an impairment analysis of its other investments and determined its investments had an other than temporary impairment and recorded impairment losses of $72,000 and $60,000, respectively.

The Company consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel.  The income tax expense during the years ended June 30, 2018 and 2017 represents the income tax effect on the Company’s pretax income which include its share in net income of the Hotel.

MARKETABLE SECURITIES AND OTHER INVESTMENTS

As of June 30, 2018 and 2017, the Company had investments in marketable equity securities of $2,507,000 and $3,861,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups as:

		% of Total
As of June 30, 2018		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$757,000	30.3%
Basic materials	462,000	18.4%
Healthcare	424,000	16.9%
Technology	399,000	15.9%
Other	465,000	18.5%
	$2,507,000	100.0%

		% of Total
As of June 30, 2017		Investment
Industry Group	Fair Value	Securities

Basic materials	$1,816,000	47.0%
Technology	918,000	23.9%
Energy	411,000	10.6%
REITs and real estate companies	274,000	7.1%
Other	442,000	11.4%
	$3,861,000	100.0%

As of June 30, 2018, the Company’s investment portfolio is diversified with 21 different equity positions. The Company holds three equity securities that comprised more than 10% of the equity value of the portfolio. The largest security position represents 20% of the portfolio and consists of the common stock of Colony Financial Inc. which is included in the REITs and real estate companies’ industry group.

LIQUIDITY AND SOURCES OF CAPITAL

The Company’s cash flows are primarily generated from its Hotel operations and general partner management fees. The Company also receives cash generated from the investment of its cash and marketable securities and other investments.

To fund the redemption of limited partnership interests and to repay the prior mortgage, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December of 2013. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum and matures in January 2024. As additional security for the mortgage loan, there is a limited guaranty executed by the Company in favor of mortgage lender. The mezzanine loan is a secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine loan bears interest at 9.75% per annum and matures in January 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by the Company in favor of mezzanine lender. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan.

On July 2, 2014, the Partnership obtained from InterGroup (a related party) an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of two years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The proceeds of the loan were applied to the July 2014 payments to Holdings described in Note 2. The loan was extended to December 31, 2018. During the fiscal year ended June 30, 2018, the Partnership made principle paydown of $1,250,000.

In March 2017, Portsmouth obtained from InterGroup an unsecured loan in the principal amount of $2,700,000 at 5% per year fixed interest, with a term of one-year, payable interest only each month. In April 2017, the balance of the loan was repaid along with all accrued interest.

In April 2017, Portsmouth obtained from InterGroup an unsecured short-term loan in the principal amount of $1,000,000 at 5% per year fixed interest, with a term of five months and maturing September 6, 2017. Accrued interest and monthly principal installments in the amount of $200,000 were due and payable commencing on May 1, 2017 and continuing on the first day of each calendar month thereafter, until five months after the date of the loan at which time any unpaid balance of principal and interest on the note was due and payable. The loan was extended to September 15, 2017 and paid off on September 13, 2017.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company’s material financial obligations which also includes interest.

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Mortgage notes payable	$115,018,000	$1,412,000	$1,461,000	$1,555,000	$1,640,000	$1,730,000	$107,220,000
Related party and other notes payable	9,996,000	3,710,000	895,000	916,000	930,000	592,000	2,953,000
Interest	37,866,000	7,233,000	6,991,000	6,876,000	6,769,000	6,666,000	3,331,000
Total	$162,880,000	$12,355,000	$9,347,000	$9,347,000	$9,339,000	$8,988,000	$113,504,000

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no material off balance sheet arrangements.

IMPACT OF INFLATION

Hotel room rates are typically impacted by supply and demand factors, not inflation, since rental of a hotel room is usually for a limited number of nights. Room rates can be, and usually are, adjusted to account for inflationary cost increases. Since Interstate has the power and ability under the terms of its management agreement to adjust Hotel room rates on an ongoing basis, there should be minimal impact on partnership revenues due to inflation. Partnership revenues are also subject to interest rate risks, which may be influenced by inflation. For the two most recent fiscal years, the impact of inflation on the Company's income is not viewed by management as material.

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

Item 8.          Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Portsmouth Square, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Portsmouth Square, Inc. and its subsidiary (the “Company”) as of June 30, 2018, the related consolidated statements of operations, shareholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2018, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Moss Adams LLP

Irvine, California

August 31, 2018

We have served as the Company’s auditor since 2018.

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

/s/ Hein & Associates LLP

Irvine, California
October 13, 2017

PORTSMOUTH SQUARE, INC.

CONSOLIDATED BALANCE SHEETS

As of June 30,	2018	2017

ASSETS
Investment in Hotel, net	$34,278,000	$35,213,000
Investment in real estate	973,000	973,000
Investment in marketable securities	2,507,000	3,861,000
Other investments, net	267,000	389,000
Cash and cash equivalents	7,623,000	2,049,000
Restricted cash	7,060,000	5,111,000
Accounts receivable - Hotel, net	1,809,000	1,436,000
Other assets, net	731,000	867,000
Deferred tax asset	5,159,000	10,927,000

Total assets	$60,407,000	$60,826,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
Accounts payable and other liabilities	$12,119,000	$15,085,000
Due to securities broker	490,000	592,000
Obligations for securities sold	512,000	867,000
Related party and other notes payable	8,641,000	10,209,000
Capital leases	1,355,000	-
Mortgage notes payable - Hotel	114,372,000	115,615,000

Total liabilities	137,489,000	142,368,000

Commitments and contingencies (Note 17)

Shareholders' deficit:
Common stock, no par value: Authorized shares - 750,000; 734,183 shares issued and outstanding as of June 30, 2018 and 2017	2,092,000	2,092,000
Accumulated deficit	(73,475,000)	(77,120,000)
Total Portsmouth shareholders' deficit	(71,383,000)	(75,028,000)
Noncontrolling interest	(5,699,000)	(6,514,000)
Total shareholders' deficit	(77,082,000)	(81,542,000)

Total liabilities and shareholders' deficit	$60,407,000	$60,826,000

The accompanying notes are an integral part of these consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30,	2018	2017

Revenue - Hotel	$57,099,000	$54,334,000

Costs and operating expenses
Hotel operating expenses	(40,103,000)	(41,031,000)
Recovery of legal settlement costs	5,775,000	-
Depreciation and amortization expense	(2,509,000)	(2,860,000)
General and administrative expense	(913,000)	(635,000)

Total costs and operating expenses	(37,750,000)	(44,526,000)

Income from operations	19,349,000	9,808,000

Other income (expense)
Interest expense - mortgage	(7,806,000)	(7,736,000)
Loss on marketable securities	(854,000)	(1,295,000)
Net unrealized loss on other investments	(11,000)	-
Impairment loss on other investments	(72,000)	(60,000)
Dividend and interest income	32,000	44,000
Trading and margin interest expense	(192,000)	(170,000)

Net other expense	(8,903,000)	(9,217,000)

Income before income taxes	10,446,000	591,000
Income tax expense	(5,986,000)	(196,000)

Net income	4,460,000	395,000
Less: Net income attributable to the noncontrolling interest	(815,000)	(150,000)

Net income attributable to Portsmouth	$3,645,000	$245,000

Basic and diluted income per share attributable to Portsmouth	$4.96	$0.33

Weighted average number of common shares outstanding	734,183	734,183

The accompanying notes are an integral part of these consolidated financial statements.

PORTSMOUTH SQUARE, INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

				Total
				Portsmouth		Total
	Common Stock		Accumulated	Shareholders'	Noncontrolling	Shareholders'
	Shares	Amount	Deficit	Deficit	Interest	Deficit

Balance at July 1, 2017	734,183	$2,092,000	$(77,365,000)	$(75,273,000)	$(6,664,000)	$(81,937,000)

Net income			245,000	245,000	150,000	395,000

Balance at June 30, 2017	734,183	2,092,000	(77,120,000)	(75,028,000)	(6,514,000)	(81,542,000)

Net income			3,645,000	3,645,000	815,000	4,460,000

Balance at June 30, 2018	734,183	$2,092,000	$(73,475,000)	$(71,383,000)	$(5,699,000)	$(77,082,000)

The accompanying notes are an integral part of these consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30,	2018	2017
Cash flows from operating activities:
Net income	$4,460,000	$395,000
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized loss on marketable securities	1,051,000	1,321,000
Unrealized loss on other investments	11,000	-
Deferred income taxes	5,768,000	161,000
Impairment loss on other investments	72,000	60,000
Depreciation and amortization	2,274,000	2,944,000
Changes in assets and liabilities:
Investment in marketable securities	303,000	(1,144,000)
Accounts receivable - hotel, net	(373,000)	1,782,000
Other assets, net	136,000	407,000
Accounts payable and other liabilities	(2,966,000)	(2,096,000)
Due to securities broker	(102,000)	301,000
Obligations for securities sold	(355,000)	838,000
Net cash provided by operating activities	10,279,000	4,969,000

Cash flows from investing activities:
Payments for hotel furniture, equipment and building improvements	(210,000)	(329,000)
Proceeds from (purchase of) other investments	39,000	(90,000)
Net cash used in investing activities	(171,000)	(419,000)

Cash flows from financing activities:
Payments of mortgage and other notes payable	(2,585,000)	(1,666,000)
Restricted cash for capital improvements and mortgage impounds	(1,949,000)	(4,213,000)
Net cash used in financing activities	(4,534,000)	(5,879,000)

Net increase (decrease) in cash and cash equivalents	5,574,000	(1,329,000)
Cash and cash equivalents at beginning of year	2,049,000	3,378,000
Cash and cash equivalents at end of year	$7,623,000	$2,049,000

Supplemental information:
Income tax paid	$27,000	$-
Interest paid	$7,876,000	$7,799,000

Non-cash transactions:
Additions to Hotel equipment through capital lease	$1,364,000	$-

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

As of June 30, 2018, Santa Fe Financial Corporation (“Santa Fe”), a public company, owns approximately 68.8% of the outstanding common shares of Portsmouth Square, Inc. (“Portsmouth” or the “Company”). Santa Fe is an 81.9%-owned subsidiary of The InterGroup Corporation (“InterGroup”), a public company. InterGroup also directly owns approximately 13.4% of the common stock of Portsmouth.

Justice, through its subsidiaries Justice Operating Company, LLC (“Operating”), Justice Mezzanine Company, LLC (“Mezzanine”), and Kearny Street Parking, LLC (“Parking”) owns a 544-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five-level underground parking garage. Mezzanine and Parking are both wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the borrower under certain mezzanine indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is operated by the partnership as a full-service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (Hilton). Justice had a management agreement with Prism Hospitality L.P. (“Prism”) to perform certain management functions for the Hotel. The management agreement with Prism had an original term of ten years, subject to the Partnership’s right to terminate at any time with or without cause. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Prism’s management agreement was terminated upon its expiration date of February 3, 2017. Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, also provided management services for the Partnership pursuant to a management services agreement, with a three-year term, subject to the Partnership’s right to terminate earlier for cause. In June 2016, GMP resigned. After a lengthy review process of several national third-party hotel management companies, on February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The $2,000,000 is included in the restricted cash and related party and other notes payable balances in the consolidated balance sheets as of June 30, 2018.

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with generally accepted accounting principles (“GAAP”). If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Partnership will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset’s remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. No impairment losses were recorded for the years ended June 30, 2018 and 2017.

Investment in Marketable Securities

Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading securities with all unrealized gains and losses on the Company's investment portfolio recorded through the consolidated statements of operations.

Other Investments, Net

Other investments include non-marketable securities (carried at cost, net of any impairments loss) and non –marketable warrants (carried at fair value). The Company has no significant influence or control over the entities that issue these investments. These investments are reviewed on a periodic basis for other-than-temporary impairment. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time an investment is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For the years ended June 30, 2018 and 2017, the Company recorded impairment losses related to other investments of $72,000 and $60,000, respectively. As of June 30, 2018 and 2017, the allowance for impairment losses was $2,220,000 and $2,159,000, respectively.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased and are carried at cost, which approximates fair value.

Restricted Cash

Restricted cash is comprised of amounts held by lenders for payment of real estate taxes, insurance, replacement and capital addition reserves for the Hotel. It also includes key money received from Interstate that is restricted for capital improvements.

Accounts Receivable - Hotel, Net

Accounts receivable from Hotel customers are carried at cost less an allowance for doubtful accounts that is based on management’s assessment of the collectability of accounts receivable. The Partnership extends unsecured credit to its customers but mitigates the associated credit risk by performing ongoing credit evaluations of its customers.

Other Assets, Net

Other assets include prepaid insurance, accounts receivable, franchise fees, and other miscellaneous assets. Franchise fees are stated at cost and amortized over the life of the agreement (15 years).

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

Obligations for Securities Sold

Obligation for securities sold represents the fair market value of shares sold with the promise to deliver that security at some future date and the fair market value of shares underlying the written call options with the obligation to deliver that security when and if the option is exercised. The obligation may be satisfied with current holdings of the same security or by subsequent purchases of that security. Unrealized gains and losses from changes in the obligation are included in the consolidated statement of operations.

Accounts Payable and Other Liabilities

Accounts payable and other liabilities include trade payables, advance customer deposits, accrued wages, accrued real estate taxes, and other liabilities.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in Hotel operating expenses in the consolidated statements of operations. Advertising costs were $302,000 and $294,000 for the years ended June 30, 2018 and 2017, respectively.

Basic and Diluted Income (Loss) per Share

Basic income per share is calculated based upon the weighted average number of common shares outstanding during each fiscal year. As of June 30, 2018 and 2017, the Company did not have any potentially dilutive securities outstanding.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to the recording of allowance for doubtful accounts and allowance for impairment losses which are based on management’s assessment of the collectability of accounts receivable and the fair market value of nonmarketable securities, respectively, as of the end of the fiscal year. Actual results may differ from those estimates.

Debt Issuance Costs

Debt issuance costs related to a recognized debt liability are presented in the consolidated balance sheets as a direct deduction from the carrying amount of the debt liability and are amortized over the life of the debt. Loan amortization costs are included in interest expense in the consolidated statement of operations.

Recent Accounting Pronouncements and U.S. Tax Reform

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We adopted the new standard effective July 1, 2018 using the modified retrospective method. The standard has no significant impact on the Company’s consolidated financial statements and related disclosures.

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

On June 16, 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU modifies the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the timelier recognition of losses. ASU No. 2016-13 will be effective for us as of January 1, 2020. The Company is currently reviewing the effect of ASU No. 2016-13.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing corporate income tax by, among other things, lowering corporate income tax rates. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a statutory federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. The decrease in corporate tax rate reduced the Company’s deferred tax asset to the lower federal base rate of 21%. As a result, a provisional net charge of $2,723,000 was included in the income tax expense for the year ended June 30, 2018.

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

NOTE 3 – INVESTMENT IN HOTEL, NET

Investment in Hotel consisted of the following as of:

		Accumulated	Net Book
June 30, 2018	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Furniture and equipment	29,350,000	(25,877,000)	3,473,000
Building and improvements	55,945,000	(26,264,000)	29,681,000
	$86,419,000	$(52,141,000)	$34,278,000

		Accumulated	Net Book
June 30, 2017	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Furniture and equipment	27,681,000	(24,570,000)	3,111,000
Building and improvements	55,918,000	(24,940,000)	30,978,000
	$84,723,000	$(49,510,000)	$35,213,000

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

As of June 30, 2018 and 2017, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Value

As of June 30, 2018
Corporate Equities	$7,729,000	$385,000	$(5,607,000)	$(5,222,000)	$2,507,000

As of June 30, 2017
Corporate Equities	$8,012,000	$381,000	$(4,532,000)	$(4,151,000)	$3,861,000

As of June 30, 2018 and 2017, approximately 18% and 42% of the investment marketable securities balance above is comprised of the common stock of Comstock Mining Inc.

As of June 30, 2018 and 2017, the Company had $5,584,000 and $4,494,000, respectively, of unrealized losses related to securities held for over one year.

Net loss on marketable securities on the statement of operations is comprised of realized and unrealized losses. Below is the composition of the two components for the years ended June 30, 2018 and 2017, respectively.

For the year ended June 30,	2018	2017
Realized gain on marketable securities	$197,000	$26,000
Unrealized loss on marketable securities related to Comstock	(1,138,000)	(1,511,000)
Unrealized gain on marketable securities	87,000	190,000

Net loss on marketable securities	$(854,000)	$(1,295,000)

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

Other investments, net consist of the following:

Type	June 30, 2018	June 30, 2017
Private equity hedge fund, at cost	$202,000	$284,000
Other investments	65,000	105,000
	$267,000	$389,000

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

The assets measured at fair value on a recurring basis are as follows:

As of June 30, 2018	Level 1
Assets:
Investment in marketable securities:
REITs and real estate companies	$757,000
Basic materials	462,000
Healthcare	424,000
Other	864,000
$2,507,000

As of June 30, 2017	Level 1
Assets:
Investment in marketable securities:
Basic materials	$1,816,000
Energy	411,000
Technology	918,000
Other	716,000
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

			Net loss for the year
Assets	Level 3	June 30, 2018	ended June 30, 2018

Other non-marketable investments	$267,000	$267,000	$(83,000)

			Net loss for the year
Assets	Level 3	June 30, 2017	ended June 30, 2017

Other non-marketable investments	$389,000	$389,000	$(60,000)

For fiscal year ended June 30, 2018, we received distribution from other non-marketable investments of $36,000.

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

NOTE 8 – OTHER ASSETS, NET

Other assets consist of the following as of June 30:

	2018	2017
Inventory - Hotel	$59,000	$68,000
Prepaid expenses	409,000	499,000
Miscellaneous assets, net	263,000	300,000

Total other assets	$731,000	$867,000

NOTE 9 – RELATED PARTY AND OTHER FINANCING TRANSACTIONS

On July 2, 2014, the Partnership obtained from InterGroup (a related party) an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to December 31, 2018. The balance of this loan was $3,000,000 and $4,250,000 as of June 30, 2018 and 2017, respectively, and are included in the related party and other note payable in the consolidated balance sheets.

Also included in the balance of the related party note payable at June 30, 2018 and 2017 is the obligation to Hilton (Franchisor) in the form of a self-exhausting, interest free development incentive note which will be reduced approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton. As of June 30, 2018 and 2017, the balance of the note was $3,642,000 and $3,958,000, respectively.

On February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second (2nd) anniversary of the takeover date. The $2,000,000 is included in restricted cash and related party note payable balances in the consolidated balance sheets as of June 30, 2018 and 2017.

As of June 30, 2018, the Company had capital lease obligations outstanding of $1,355,000. These capital leases expire in various years through 2023 at rates ranging from 5.77% to 6.53% per annum. Minimum future lease payments for assets under capital leases as of June 30, 2018 are as follows:

For the year ending June 30,
2019	$358,000
2020	384,000
2021	384,000
2022	376,000
2023	26,000
Total minimum lease payments	1,528,000
Less interest on capital lease	(173,000)
Present value of future minimum lease payments	1,355,000

Future minimum principle payments for all related party and other financing transactions are as follows:

For the year ending June 30,
2019	$3,710,000
2020	895,000
2021	916,000
2022	930,000
2023	592,000
Thereafter	2,953,000
$9,996,000

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

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties are full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Partnership is required to maintain a certain minimum net worth and liquidity. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of June 30, 2018, management believes that InterGroup is in compliance with both requirements.

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

As of June 30, 2018 and 2017, the Company had the following mortgages:

June 30, 2018	June 30, 2017	Interest Rate	Origination Date	Maturity Date
$95,018,000	$96,343,000	Fixed 5.28%	December 18, 2013	January 1, 2024
20,000,000	20,000,000	Fixed 9.75%	December 18, 2013	January 1, 2024
115,018,000	116,343,000	Mortgage notes payable - hotel
(646,000)	(728,000)	Net debt issuance costs
$114,372,000	$115,615,000	Total mortgage notes payable - hotel

Future minimum principle payments for mortgage notes payable are as follows:

For the year ending June 30,
2019	$1,412,000
2020	1,461,000
2021	1,555,000
2022	1,640,000
2023	1,730,000
Thereafter	107,220,000
$115,018,000

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

NOTE 12 – MANAGEMENT AGREEMENTS

Justice had a management agreement with Prism Hospitality L.P. (“Prism”) to perform certain management functions for the Hotel. The management agreement with Prism had an original term of ten years, subject to the Partnership’s right to terminate at any time with or without cause. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Prism’s management agreement was terminated upon its expiration date of February 3, 2017. Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, also provided management services for the Partnership pursuant to a management services agreement, with a three-year term, subject to the Partnership’s right to terminate earlier for cause. In June 2016, GMP resigned. After a lengthy review process of several national third-party hotel management companies, on February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second (2nd) anniversary of the takeover date. The $2,000,000 is included in restricted cash and related party note payable balances in the balance sheets as of June 30, 2018 and 2017. During the years ended June 30, 2018 and 2017, Interstate management fees were $957,000 and $372,000, respectively, and are included in Hotel operating expenses in the consolidated statements of operations.

NOTE 13 – CONCENTRATION OF CREDIT RISK

As of June 30, 2018 and 2017, all accounts receivables are related to Hotel customers. The Hotel had two customers that accounted for 32%, or $572,000 of accounts receivable at June 30, 2018, and one customer that accounted for 27%, or $390,000 of accounts receivable at June 30, 2017.

The Partnership maintains its cash and cash equivalents and restricted cash with various financial institutions that are monitored regularly for credit quality. At times, such cash and cash equivalents holdings may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) or other federally insured limits.

NOTE 14 - INCOME TAXES

The provision for income taxes expense consists of the following:

For the years ended June 30,	2018	2017
Federal
Current tax expense	$(167,000)	$(34,000)
Deferred tax expense	(4,976,000)	(81,000)
	(5,143,000)	(115,000)
State
Current tax expense	(51,000)	(1,000)
Deferred tax expense	(792,000)	(80,000)
	(843,000)	(81,000)

Total income tax expense	$(5,986,000)	$(196,000)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing corporate income tax by, among other things, lowering corporate income tax rates. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a statutory federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. The decrease in corporate tax rate reduced the Company’s deferred tax asset to the lower federal base rate of 21%. As a result, a provisional net charge of $2,723,000 was included in the income tax expense for the year ended June 30, 2018.

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

For the years ended June 30,	2018	2017

Statutory federal tax rate	27.6%	34.0%
State income taxes, net of federal tax benefit	6.4%	2.6%
Change in federal tax rate	28.3%	-
Other	-	7.8%
	62.3%	44.4%

The components of the Company’s deferred tax assets and (liabilities) as of June 30, 2018 and 2017, are as follows:

	2018	2017
Deferred tax assets
Net operating loss carryforward	$5,272,000	$11,207,000
Investment reserve	741,000	1,033,000
Other	1,776,000	1,563,000
	7,789,000	13,803,000
Deferred tax liabilities
Basis difference in Justice	(1,839,000)	(1,625,000)
State taxes	(309,000)	(769,000)
Valuation allowance	(482,000)	(482,000)
	(2,630,000)	(2,876,000)
Net deferred tax assets	$5,159,000	$10,927,000

As of June 30, 2018, the Company had net operating loss carryforwards of approximately $18,740,000 and $15,120,000 for federal and state purposes, respectively. These carryforwards expire in varying amount through 2037.

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions. As of June 30, 2018, it has been determined there are no uncertain tax positions likely to impact the Company.

The Partnership files tax returns as prescribed by the tax laws of the jurisdictions in which it operates and is subject to examination by federal, state and local jurisdictions, were applicable.

As of June 30, 2018, tax years beginning in fiscal 2012 remain open to examination by the major tax jurisdictions, and are subject to the statute of limitations.

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

Information below represents reporting segments for the years ended June 30, 2018 and 2017, respectively. Segment income from Hotel operations consists of the operation of the Hotel and operation of the garage. Loss from investments consists of net investment gain (loss), dividend and interest income and investment related expenses.

As of and for the year	Hotel	Investment
ended June 30, 2018	Operations	Transactions	Other	Total
Revenues	$57,099,000	$-	$-	$57,099,000
Segment operating expenses	(40,103,000)	-	(913,000)	(41,016,000)
Segment income (loss)	16,996,000	-	(913,000)	16,083,000
Recovery of legal settlement costs	5,775,000	-	-	5,775,000
Interest expense - mortgage	(7,806,000)	-	-	(7,806,000)
Depreciation and amortization expense	(2,509,000)	-	-	(2,509,000)
Loss from investments	-	(1,097,000)	-	(1,097,000)
Income tax expense	-	-	(5,986,000)	(5,986,000)
Net income (loss)	$12,456,000	$(1,097,000)	$(6,899,000)	$4,460,000
Total assets	$51,337,000	$2,774,000	$6,296,000	$60,407,000

As of and for the year	Hotel	Investment
ended June 30, 2017	Operations	Transactions	Other	Total
Revenues	$54,334,000	$-	$-	$54,334,000
Segment operating expenses	(41,031,000)	-	(635,000)	(41,666,000)
Segment income (loss)	13,303,000	-	(635,000)	12,668,000
Interest expense - mortgage	(7,736,000)	-	-	(7,736,000)
Depreciation and amortization expense	(2,860,000)	-	-	(2,860,000)
Loss from investments	-	(1,481,000)	-	(1,481,000)
Income tax expense	-	-	(196,000)	(196,000)
Net income (loss)	$2,707,000	$(1,481,000)	$(831,000)	$395,000
Total assets	$44,389,000	$4,250,000	$12,187,000	$60,826,000

NOTE 16 - RELATED PARTY TRANSACTIONS

As discussed in Note 9 – Other Notes Payable, on July 2, 2014, the Partnership obtained from the InterGroup Corporation an unsecured loan in the principal amount of $4,250,000. The balance of this loan was $3,000,000 and $4,250,000 as of June 30, 2018 and 2017, respectively, and are included in the related party and other note payable in the consolidated balance sheets. The loan matures on December 31, 2018.

In connection with the redemption of limited partnership interests of Justice described in Note 2 above, Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice. This agreement was superseded by a letter dated December 11, 2013 from Justice, in which Justice assumed the payment obligations of Justice Operating Company, LLC. As of June 30, 2018, $200,000 of these fees remain payable.

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated among the Company, Santa Fe and InterGroup based on management's estimate of the pro rata utilization of resources. For the years ended June 30, 2018 and 2017, these expenses were approximately $72,000 for each respective year.

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

Since the opening of the Hotel in January 2006, the Partnership has incurred monthly royalties, program fees and information technology recapture charges equal to a percent of the Hotel’s gross room revenue. Fees for such services during fiscal year 2018 and 2017 totaled approximately $3.8 million and $3.3 million, respectively.

Hotel Employees

Effective February 3, 2017, the Partnership had no employees. On February 3, 2017, Interstate assumed all labor union agreements and retained employees of their choice to continue providing services to the Hotel.  As of June 30, 2018, approximately 85% of those employees were represented by one of four labor unions, and their terms of employment were determined under a collective bargaining agreement (“CBA”) to which the Partnership was a party. During the year ended June 30, 2018, the Partnership renewed the CBA for Local 856 (International Brotherhood of Teamsters). The present CBAs for Local 2 (Hotel and Restaurant Employees), Local 39 (Stationary Engineers), and Local 665 (Parking Employees) will expire on August 13, 2018, July 31, 2018, and November 30, 2018, respectively.

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

Legal Matters

In 2014, Evon Corporation ("Evon") filed a complaint in San Francisco Superior Court against the Partnership, Portsmouth, and a limited partner and related party asserting contract and tort claims based on Justice’s withholding of $4.7 million to pay the transfer tax described in Item 3 - Legal Proceedings. Evon’s complaint asserted various tort and contract claims against Justice and Portsmouth; and also a tort against a Justice limited partner and related party. In July 2014, Justice paid to Holdings $4.7 million, the amount Evon claimed to be incorrectly withheld.  In June 2014, the Partnership sued Evon and related defendants, seeking a judicial declaration as to certain issues arising out of the partnership redemption documents. Evon filed a cross-complaint in December 2014, alleging torts against the Partnership in connection with the redemption transaction.  On May 5, 2016, Justice Investors and Portsmouth (parent company) settled these actions via a global settlement agreement. The Partnership agreed to pay Evon $5,575,000. As of January 10, 2017, the Company has satisfied all conditions of the settlement agreement.

In March 2017, Justice entered into a settlement agreement with RSUI Indemnity Company (“RSUI”), the insurer for Portsmouth’s Directors and Officers Liability Policies. Under this settlement agreement, Justice received $900,000 from RSUI to resolve allegations that RSUI had committed breach of contract and bad faith in handling a claim. The $900,000 was recorded as a reduction of legal expense for the fiscal year ended June 30, 2017.

In April 2014, the Partnership commenced an arbitration action against Glaser Weil Fink Howard Avchen & Shapiro, LLP (formerly known as Glaser Weil Fink Jacobs Howard Avchen & Shapiro, LLP), Brett J. Cohen, Gary N. Jacobs, Janet S. McCloud, Paul B. Salvaty, and Joseph K. Fletcher III (collectively, the “Respondents”) in connection with the redemption transaction. The arbitration alleged legal malpractice against the Respondents and also sought declaratory relief regarding provisions of the option agreement in the redemption transaction and regarding the engagement letter with Respondents. Prior to arbitration proceedings, the parties agreed in principle to settle the matter, and entered into a settlement agreement and mutual general release in April 2018. The Respondents agreed to pay $8,300,000, which was received in May of 2018. $5,575,000 was recorded as a recovery of legal settlement cost and $2,725,000 was recorded as a reduction of legal expense for the fiscal year ended June 30, 2018.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company defends itself vigorously against any such claims. Management does not believe that the impact of such matters will have a material effect on the financial conditions or result of operations when resolved.

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated all events occurring subsequent to June 30, 2018 and concluded that no additional subsequent events have occurred outside the normal course of business operations that require disclosure.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.       Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-K. Based upon such evaluation, management has concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The internal control over financial reporting is a process, under the supervision of our Chief Executive Officer and Principal Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Management, including our Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, management concluded that there was material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness is related to the Company’s preparation of its tax provision.

During the fourth quarter of fiscal 2017, we identified a material weakness in internal controls over financial reporting related to our accounting for deferred income taxes and income tax expense. Specifically, we did not design and maintain effective controls to identify items within the deferred tax balances that could be materially incorrect. We did not provide appropriate oversight of our third-party tax CPA firm preparer. This material weakness did not have, but could have resulted in various material adjustments to deferred tax accounts for fiscal 2017. We are undergoing ongoing evaluation and improvements in our internal control over financial reporting. Regarding our identified material weakness, we have performed the following remediation efforts:

In order to mitigate the material weakness to the fullest extent possible, management hired a new tax CPA specialist to review and do a detailed analysis which was completed for the year ended June 30, 2017.  The Company has also assigned to its audit committee oversight responsibilities with regard to this analysis.  The preparation of the Company’s deferred tax assets and liabilities will be reviewed annually by tax experts as well as the Principal Financial Officer and the Chief Executive Officer.

As of June 30, 2018, these controls were not operating effectively as noted by a computational error in estimating the transition impact of the Tax Act on our deferred tax balances. As a result, management concludes that the material weakness has not been remediated and will continue to enhance its controls over the preparation of its tax provision.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As stated in our report on internal control over financial reporting, the material weakness related to tax provision preparation has not been remediated in fiscal year 2018. While significant progress has been made as of June 30, 2018, these controls were not operating effectively. As a result, management concludes that the material weakness has not been remediated and will continue to enhance its controls over the preparation of its tax provision.

Item 9B.       Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2018:

Name	Position with the Company	Age	Term to Expire

John V. Winfield	Chairman of the Board; President and Chief Executive Officer (1)	71	Fiscal 2018 Annual Meeting

Jerold R. Babin	Director	84	Fiscal 2018 Annual Meeting

John C. Love	Director (1)(2)	78	Fiscal 2018 Annual Meeting

William J. Nance	Director (1)(2)	74	Fiscal 2018 Annual Meeting

Executive Officer:

Danfeng Xu	Treasurer, Controller (Principal Financial Officer), and Secretary	31	N/A

(1) Member of Securities Investment Committee

(2) Member of Audit Committee

Business Experience:

The principal occupation and business experience during the last five years for each of the Directors and Executive Officers of the Company are as follows:

John V. Winfield — Mr. Winfield was first elected to the Board in May of 1996 and currently serves as the Company's Chairman of the Board, President and Chief Executive Officer. Mr. Winfield is also Chairman of the Board, President and Chief Executive Officer of Portsmouth's parent company Santa Fe, having held those positions since April 1996. Mr. Winfield is also Chairman of the Board, President and Chief Executive Officer of Santa Fe’s parent company, InterGroup, and has held those positions since 1987. Mr. Winfield’s extensive experience as an entrepreneur and investor, as well as his managerial and leadership experience from serving as a chief executive officer and director of public companies, led to the Board’s conclusion that he should serve as a director of the Company.

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

Danfeng Xu – Ms. Xu was appointed as Treasurer and Controller of the Company on October 16, 2017. Ms. Xu also serves as Treasurer and Controller of InterGroup and Santa Fe, having been appointed to those positions on October 16, 2017. On June 1, 2018, she was appointed Secretary of the Company, InterGroup and Santa Fe. Prior to joining the Company, she had served as Controller and worked in other positions at the Hotel from July 2010 to February 2017. She obtained her Bachelor of Science degree in Business Administration, Accounting and Finance from The Ohio State University and her Master of Professional Accounting, with a concentration in Audit and Assurance from University of Washington.

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

Based solely on its review of the copies of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2018 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

Code of Ethics.

The Company has adopted a Code of Ethics that applies to its executive officers, including its principal executive officer, principal financial officer, or persons performing similar functions as well as its Board of Directors. A copy of the Code of Ethics is filed as Exhibit 14 to this Report. A copy is also posted on the Portsmouth page of its parent company’s website at www.intgla.com. The Company will provide to any person without charge, upon request, a copy of its Code of Ethics by sending such request to: Portsmouth Square, Inc., Attn: Treasurer, 11620 Wilshire Boulevard, Suite 350, Los Angeles, California 90025. The Company will promptly disclose any amendments or waivers to its Code of Ethics on Form 8-K.

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

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Company’s principal executive officer and other named executive officers of the Company whose total compensation exceeded $100,000 for all services rendered to the Company for each of the Company’s last two completed fiscal years ended June 30, 2018 and 2017. No stock awards, long-term compensation, options or stock appreciation rights were granted to any of the named executive officers during the last two fiscal years.

SUMMARY COMPENSATION TABLE

Annual Compensation
Name and	Fiscal				All Other
Principal Position	Year	Salary		Bonus	Compensation		Total

John V. Winfield	2018	$306,000	(1)	$-	$-		$306,000
Chairman; President and Chief Executive Officer	2017	$280,000	(1)	$-	$17,000	(2)	$297,000

(1) Amounts shown include $6,000 per year in regular Directors fees.

(2) During fiscal year 2017, the Company paid premiums of $17,000 for a split dollar whole life insurance policy, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield’s family. This policy was obtained in December 1998 and provides for a death benefit of $1,000,000. The Company did not pay any premiums during fiscal year 2018 and the policy benefiting the Company has expired as of June 30, 2018.

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

Internal Revenue Code Limitations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provides that, in the case of a publicly held corporation, the corporation is not generally allowed to deduct remuneration paid to its chief executive officer and certain other highly compensated officers to the extent that such remuneration exceeds $1,000,000 for the taxable year. Certain remuneration, however, is not subject to disallowance, including compensation paid on a commission basis and, if certain requirements prescribed by the Code are satisfied, other performance-based compensation. Since InterGroup, Santa Fe and Portsmouth are each a public company, the $1,000,000 limitation applies separately to the compensation paid by each entity. Stock option expenses are also amortized over several years. For fiscal years 2018 and 2017, no compensation paid by the Company to its CEO or other executive officers was subject the deduction disallowance prescribed by Section 162(m) of the Code.

DIRECTOR COMPENSATION

The following table provides information concerning compensation awarded to, earned by, or paid to the Company’s directors for the fiscal year ended June 30, 2018.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash		All Other Compensation	Total

Jerold R. Babin	$6,000		-	$6,000

John C. Love	$8,000	(1)	-	$8,000

William J. Nance	$8,000	(1)	-	$8,000

John V. Winfield(2)	-		-	-

(1) Amounts shown include regular Board fees and Audit Committee fees.

(2) As an executive officer, Mr. Winfield’s director fees are reported in the Summary Compensation Table.

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

Outstanding Equity Awards at Fiscal Year End.

The Company did not have any outstanding equity awards at the end of its fiscal year ended June 30, 2018 and has no equity compensation plans in effect.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of August 31, 2018, certain information with respect to the beneficial ownership of Common Stock owned by (i) those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock, (ii) each Director and Executive Officer, and (iii) all Directors and Executive Officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

John V. Winfield	-		-
11620 Wilshire Boulevard, Suite 350
Los Angeles, CA 90025

Jerold R. Babin	48,345	(3)	6.6%
243 28th Street
San Francisco, CA 94121

John C. Love	-		-
11620 Wilshire Boulevard, Suite 350
Los Angeles, CA 90025

William J. Nance	-		-
11620 Wilshire Boulevard, Suite 350
Los Angeles, CA 90025

Danfeng Xu	-		-
11620 Wilshire Boulevard, Suite 350
Los Angeles, CA 90025

Santa Fe Financial Corporation and	603,999	(4)	82.3%
The InterGroup Corporation
11620 Wilshire Boulevard, Suite 350
Los Angeles, CA 90025

All of the above as a group	652,344		88.9%

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated based of 734,183 shares of Common Stock issued and outstanding as of August 31, 2018.

(3) Jerold R. Babin claims sole voting power over the 48,345 shares identified herein, of which he has sole dispositive power over 9,667 held in his retirement account. He claims shared dispositive power with his wife over the 38,478 shares which they hold as trustees of a family trust.

(4) Santa Fe Financial Corporation is the record and beneficial owner of 505,437 shares of the Common Shares of Portsmouth and 98,562 shares are owned by Santa Fe’s parent company, The InterGroup Corporation. As directors of Santa Fe and InterGroup, Messrs. Winfield, Nance and Love have the power to direct the vote of the shares of Portsmouth owned by Santa Fe and InterGroup. As director of InterGroup, Mr. Babin has the power to direct the vote of the shares of Portsmouth owned by InterGroup.

Security Ownership of Management in Parent Corporation.

As of August 31, 2018, John V. Winfield is the beneficial owner of 49,400 shares of the common stock of Portsmouth’s parent corporation, Santa Fe. The InterGroup Corporation is the beneficial owner of 1,016,770 shares of common stock of Santa Fe. Pursuant to a Voting Trust Agreement dated June 30, 1998, InterGroup also has the power to vote the 49,400 shares of common stock owned by Mr. Winfield giving it a total of 1,066,170 voting shares, which represents approximately 85.9% of the voting power of Santa Fe. As President, Chairman of the Board and a 64.4% beneficial shareholder of InterGroup, Mr. Winfield has voting and dispositive power over the shares owned of record and beneficially by InterGroup. No other director or executive officer of Portsmouth has a beneficial interest in Santa Fe’s shares.

Changes in Control Arrangements.

There are no arrangements that may result in a change in control of Portsmouth.

Securities Authorized for Issuance Under Equity Compensation Plans.

Portsmouth has no securities authorized for issuance under any equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

As of August 31, 2018, Santa Fe and InterGroup owned 82.3% of the common stock of Portsmouth, and InterGroup and John V. Winfield, in the aggregate, owned approximately 85.9% of the voting stock of Santa Fe.

As discussed in Note 9 – Related Party and Other Notes Payable, on July 2, 2014, the Partnership obtained from the InterGroup Corporation (the parent company) an unsecured loan in the principal amount of $4,250,000.

As discussed in Note 12 – Management Agreements, effective December 1, 2013, the Partnership had a management agreement with GMP Management, Inc., a company owned by a Justice limited partner and a related party. In June 2016, GMP resigned.

In connection with the redemption of limited partnership interests of Justice described in Note 2 above, Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice. This agreement was superseded by a letter dated December 11, 2013 from Justice, in which Justice assumed the payment obligations of Justice Operating Company, LLC. The first payment under this agreement was made concurrently with the closing of the loan agreements described in Note 2 above, with the remaining payments due upon Justice Investor’s having adequate available cash as described in the letter. As of June 30, 2018, $200,000 of these fees remain payable.

Under the terms of the Justice Partnership Agreement, its general partner, Portsmouth, receives compensation of one percent of hotel revenue. During each of the years ended June 30, 2018 and 2017, total compensation paid to Portsmouth under the agreement was $570,000 and $518,000, respectively. Amounts paid to Portsmouth are eliminated in consolidation.

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated among the Company and InterGroup based on management's estimate of the pro rata utilization of resources. For the years ended June 30, 2018 and 2017, these expenses were approximately $72,000 for each respective year.

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

On November 16, 2017, the Audit Committee appointed Moss Adams LLP (“Moss Adams”) as the Company’s independent registered public accounting firm for the fiscal year ended June 30, 2018. Prior to the appointment of Moss Adams, Hein & Associates LLP (“Hein”) served as our independent registered public accounting firm for fiscal year ended June 30, 2017. Burr Pilger Mayer, Inc. (“BPM”) also provided services in connection with the audit of the Company’s annual financial statements for fiscal year ended June 30, 2017.

Audit Fees - The aggregate fees billed for each of the last two fiscal years ended June 30, 2018 and 2017 for professional services rendered by the Company’s independent registered public accounting firms are set forth in the tables below. These fees were billed for audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q reports, and services provided in connection with statutory and regulatory filings and engagements for those fiscal years.

	Fiscal Year
	2018	2017

Audit fees - Moss Adams	$107,000	$-
Audit fees - Hein	16,000	148,000
Audit fees - BPM	-	17,000
Tax fees - Moss Adams	5,000	-
Tax fees - Hein	-	5,000

TOTAL:	$128,000	$170,000

Audit Committee Pre-Approval Policies

The Audit Committee shall pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent registered public accounting firm, subject to any de minimis exceptions that may be set for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which are approved by the Committee prior to the completion of the audit. The Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Committee at its next scheduled meeting. All of the services described herein were approved by the Audit Committee pursuant to its pre-approval policies.

None of the hours expended on the independent registered public accounting firms’ engagement to audit the Company’s financial statements for the most recent fiscal year were attributed to work performed by persons other than the independent registered public accounting firm’s full-time permanent employees.

PART IV

Item 15.        Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements of the Company are included in Part II, Item 8 of this Report at pages 21 through 41:

Independent Auditors’ Reports

Consolidated Balance Sheets - June 30, 2018 and 2017

Consolidated Statements of Operations for years ended June 30, 2018 and 2017

Consolidated Statements of Shareholders’ Deficit for years ended June 30, 2018 and 2017

Consolidated Statements of Cash Flows for years ended June 30, 2018 and 2017

Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All other schedules for which provision is made in Regulation S-X have been omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

(a)(3) Exhibits

Set forth below is an index of applicable exhibits filed with this report according to exhibit table number.

Exhibit Number	Description

3.(i)	Bylaws (amended February 16, 2000)

3.(ii)	Articles of Incorporation

4.	Instruments defining the rights of security holders including indentures (See Articles of Incorporation and Bylaws)*

10.	Material Contracts:

10.1	Amended and Restated Agreement of Limited Partnership of Justice Investors Limited Partnership, effective November 30, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q Report for the quarterly period ended December 31, 2010, filed with the Commission on February 11, 2011).*

10.2	General Partner Compensation Agreement, dated December 1, 2008 (incorporated by reference to Exhibit 10.2 to Company’s Form 10-Q Report for the quarterly period ended December 31, 2008, filed with the Commission on February 13, 2009).*

10.3	Franchise License Agreement, dated December 10, 2004, between Justice Investors Limited Partnership and Hilton Hotels (incorporated by reference to Exhibit 10.10 of the Company’s amended report on Form 10-K/A for the fiscal year ended June 30, 2011, as filed with the Commission on August 24, 2012).*

10.4	Management Agreement, dated February 2, 2012, between Justice Investors Limited Partnership and Prism Hospitality, L.P. (incorporated by reference to Exhibit 10.11 of the Company’s amended report on Form 10-K/A for the fiscal year ended June 30, 2011, as filed with the Commission on August 24, 2012).*

10.5	Management Agreement, dated February 1, 2017, between Justice Operating Company, LLC and Interstate Management Company, LLC.

14.	Code of Ethics (filed herewith).

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

PORTSMOUTH SQUARE, INC.
(Registrant)

Date:	August 31, 2018	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date:	August 31, 2018	by	/s/ Danfeng Xu
Danfeng Xu, Treasurer
and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title and Position	Date

/s/ John V Winfield	President, Chief Operating Officer and Chairman	August 31, 2018
John V. Winfield	of the Board (Principal Executive Officer)

/s/ Danfeng Xu	Treasurer and Controller (Principal Financial Officer)	August 31, 2018
Danfeng Xu

/s/ Jerold R. Babin	Director	August 31, 2018
Jerold R. Babin

/s/ John C. Love
John C. Love	Director	August 31, 2018

/s/ William J. Nance
William J. Nance	Director	August 31, 2018