Form 10-Q
period 2018-09-30
PORTSMOUTH SQUARE INC
filed 2018-11-02
CIK 79661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☒	Smaller reporting company	☒

	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

☐ Yes ☒ No

The number of shares outstanding of registrant’s Common Stock, as of November 1, 2018 was 734,183.

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

PORTSMOUTH SQUARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

As of	September 30, 2018	June 30, 2018
ASSETS
Investment in hotel, net	$33,967,000	$34,278,000
Investment in real estate, net	973,000	973,000
Investment in marketable securities	2,504,000	2,507,000
Other investments, net	238,000	267,000
Cash and cash equivalents	9,251,000	7,623,000
Restricted cash	8,085,000	7,060,000
Accounts receivable - hotel, net	1,130,000	1,809,000
Other assets, net	589,000	731,000
Deferred tax asset	4,529,000	5,159,000

Total assets	$61,266,000	$60,407,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
Accounts payable and other liabilities	$11,611,000	$12,119,000
Due to securities broker	771,000	490,000
Obligations for securities sold	419,000	512,000
Related party and other notes payable	8,563,000	8,641,000
Capital Leases	1,299,000	1,355,000
Mortgage notes payable - hotel, net	114,203,000	114,372,000

Total liabilities	136,866,000	137,489,000

Shareholders' deficit:
Common stock, no par value: Authorized shares - 750,000; 734,183 shares issued and outstanding shares as of September 30, 2018 and June 30, 2018	2,092,000	2,092,000
Accumulated deficit	(72,154,000)	(73,475,000)
Total Portsmouth shareholders' deficit	(70,062,000)	(71,383,000)
Noncontrolling interest	(5,538,000)	(5,699,000)
Total shareholders' deficit	(75,600,000)	(77,082,000)

Total liabilities and shareholders' deficit	$61,266,000	$60,407,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

For the three months ended September, 30	2018	2017

Revenue - Hotel	$15,810,000	$14,437,000

Costs and operating expenses
Hotel operating expenses	(10,810,000)	(10,589,000)
Hotel depreciation and amortization expense	(593,000)	(649,000)
General and administrative expense	(164,000)	(198,000)

Total costs and operating expenses	(11,567,000)	(11,436,000)

Income from operations	4,243,000	3,001,000

Other income (expense)
Interest expense - mortgage	(1,905,000)	(1,987,000)
Net loss on marketable securities	(180,000)	(304,000)
Dividend and interest income	8,000	11,000
Trading and margin interest expense	(54,000)	(52,000)

Total other expense, net	(2,131,000)	(2,332,000)

Income before income taxes	2,112,000	669,000
Income tax expense	(630,000)	(262,000)

Net income	1,482,000	407,000
Less: Net income attributable to the noncontrolling interest	(161,000)	(73,000)

Net income attributable to Portsmouth	$1,321,000	$334,000

Basic and diluted net income per share attributable to Portsmouth	$1.80	$0.45

Weighted average number of common shares outstanding - basic and diluted	734,183	734,183

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.
CONDENDSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the three months ended September 30,	2018	2017
Cash flows from operating activities:
Net income	$1,482,000	$407,000
Adjustments to reconcile net income to net cash provided by
operating activities:
Net unrealized loss on marketable securities	204,000	290,000
Deferred taxes	630,000	262,000
Depreciation and amortization	558,000	677,000
Changes in operating assets and liabilities:
Investment in marketable securities	(201,000)	285,000
Accounts receivable	679,000	(1,188,000)
Other assets	142,000	188,000
Accounts payable and other liabilities	(508,000)	(320,000)
Due to securities broker	281,000	(199,000)
Obligations for securities sold	(93,000)	(60,000)
Net cash provided by operating activities	3,174,000	342,000

Cash flows from investing activities:
Payments for hotel furniture, equipment and building improvements	(282,000)	(43,000)
Proceeds from other investments	29,000	-
Net cash used in investing activities	(253,000)	(43,000)

Cash flows from financing activities:
Payments of mortgage and other notes payable	(268,000)	(394,000)
Net cash used in financing activities	(268,000)	(394,000)

Net increase (decrease) in cash, cash equivalents, and restricted cash	2,653,000	(95,000)
Cash, cash equivalents, and restricted cash at the beginning of the period	14,683,000	7,160,000
Cash, cash equivalents, and restricted cash at the end of the period	$17,336,000	$7,065,000

Supplemental information:
Interest paid	$1,924,000	$2,010,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements included herein have been prepared by Portsmouth Square, Inc. (“Portsmouth” or the “Company”), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of Portsmouth and the notes therein included in the Company's Annual Report on Form 10-K for the year ended June 30, 2018. The June 30, 2018 Condensed Consolidated Balance Sheet was derived from the Company’s Form 10-K for the year ended June 30, 2018.

The results of operations for the three months ended September 30, 2018 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2019.

Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice Investors Limited Partnership, a California limited partnership (“Justice” or the “Partnership”). Portsmouth has a 93.1% limited partnership interest in Justice and is the sole general partner. The financial statements of Justice are consolidated with those of the Company.

As of September 30, 2018, Santa Fe Financial Corporation (“Santa Fe”), a public company, owns approximately 68.8% of the outstanding common shares of Portsmouth. Santa Fe is an 81.9%-owned subsidiary of The InterGroup Corporation (“InterGroup”), a public company. InterGroup also directly owns approximately 13.4% of the common stock of Portsmouth.

Justice, through its subsidiaries Justice Operating Company, LLC (“Operating”), Justice Mezzanine Company, LLC (“Mezzanine”) and Kearny Street Parking, LLC (“Parking”) owns a 544-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five-level underground parking garage. Mezzanine and Parking are both wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the borrower under certain mezzanine indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is operated by the partnership as a full-service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (Hilton) through January 31, 2030.

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

The Company began managing the parking garage that is part of the Hotel in-house in 2016. Effective February 3, 2017, Interstate took over the management of the parking garage along with the Hotel.

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

Income Tax

The Company consolidates Justice (“Hotel”) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel.  The income tax expense during the three months ended September 30, 2018 and 2017 represent the income tax effect on the Company’s pretax income which includes its share in the net income of the Hotel. For the three months ended September 30, 2018, the income tax expense includes adjustments relating to the changes in the deferred tax assets as a result of the recent tax law changes.

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

Effective as of May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of September 30, 2018, InterGroup is in compliance with both requirements.

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

Recently Issued and Adpoted Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-18, Restricted Cash. ASU 2016-18 requires companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Additionally, ASU 2016-18 requires a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. ASU 2016-18 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. The Company adopted ASU 2018-16 effective July 1, 2018. The adoption of ASU 2016-18 impacted the presentation of cash flows with inclusion of restricted cash flows for each of the presented periods.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We applied the modified retrospective transition method to all contracts upon the adoption of ASU 2014-09 effective July 1, 2018. We provided the additional required disclosures, but the cumulative adjustment from our comparative periods was zero in our condensed consolidated financial statements. See Note 2.

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

NOTE 2 – REVENUE

On July 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, as described in Note 1, using the modified retrospective approach to all contracts resulting in no cumulative adjustment to accumulated deficit. The adoption of this standard did not impact the timing of our revenue recognition based on the short-term, day-to-day nature of our operations.

The following table present our revenues disaggregated by revenue streams.

For the three months ended September 30,	2018	2017
Hotel revenues:
Hotel rooms	$13,522,000	$11,842,000
Food and beverage	1,449,000	1,759,000
Garage	774,000	781,000
Other operating departments	65,000	55,000
Total revenue	$15,810,000	$14,437,000

Performance obligations

We identified the following performance obligations for which revenue is recognized as the respective performance obligations are satisfied, which results in recognizing the amount we expect to be entitled to for providing the goods or services:

•	Cancellable room reservations or ancillary services are typically satisfied as the good or service is transferred to the hotel guest, which is generally when the room stay occurs.

•	Noncancellable room reservations and banquet or conference reservations represent a series of distinct goods or services provided over time and satisfied as each distinct good or service is provided, which is reflected by the duration of the room reservation.

•	Other ancillary goods and services are purchased independently of the room reservation at standalone selling prices and are considered separate performance obligations, which are satisfied when the related good or service is provided to the hotel guest.

•	Components of package reservations for which each component could be sold separately to other hotel guests are considered separate performance obligations and are satisfied as set forth above.

Hotel revenue primarily consists of hotel room rentals, revenue from accommodations sold in conjunction with other services (e.g., package reservations), food and beverage sales and other ancillary goods and services (e.g., parking). Revenue is recognized when rooms are occupied or goods and services have been delivered or rendered, respectively. Payment terms typically align with when the goods and services are provided. For package reservations, the transaction price is allocated to the performance obligations within the package based on the estimated standalone selling prices of each component.

We do not disclose the value of unsatisfied performance obligations for contracts with an expected length of one year or less. Due to the nature of our business, our revenue is not significantly impacted by refunds. Cash payments received in advance of guests staying at our hotel are refunded to hotel guests if the guest cancels within the specified time period, before any services are rendered. Refunds related to service are generally recognized as an adjustment to the transaction price at the time the hotel stay occurs or services are rendered.

Contract assets and liabilities

We do not have any material contract assets as of September 30, 2018 and June 30, 2018 other than trade and other receivables, net on our Condensed Consolidated Balance Sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities on our Condensed Consolidated Balance Sheets. Contract liabilities increased to $812,000 as of September 30, 2018 from $571,000 as of June 30, 2018. The increase for the three months ended September 30, 2018 was primarily driven by deposits received from upcoming groups, partially offset by $428,000 revenue recognized that was included in the advanced deposits balance as of June 30, 2018.

Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers are less than one year.

NOTE 3 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
September 30, 2018	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Furniture and equipment	29,632,000	(26,147,000)	3,485,000
Building and improvements	55,945,000	(26,587,000)	29,358,000
	$86,701,000	$(52,734,000)	$33,967,000

		Accumulated	Net Book
June 30, 2018	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Furniture and equipment	29,350,000	(25,877,000)	3,473,000
Building and improvements	55,945,000	(26,264,000)	29,681,000
	$86,419,000	$(52,141,000)	$34,278,000

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

At September 30, 2018 and June 30, 2018, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Value

As of September 30, 2018
Corporate Equities	$7,963,000	$415,000	$(5,874,000)	$(5,459,000)	$2,504,000

As of June 30, 2018
Corporate Equities	$7,729,000	$385,000	$(5,607,000)	$(5,222,000)	$2,507,000

As of September 30, 2018 and June 30, 2018, approximately 10% and 18%, respectively, of the investment marketable securities balance above is comprised of the common stock of Comstock Mining, Inc.

As of September 30, 2018 and June 30, 2018, the Company had $5,790,000 and $5,584,000, respectively, of unrealized losses related to securities held for over one year.

Net loss on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the net loss on marketable securities for the three months ending September 30, 2018 and 2017, respectively.

For the three months ended September 30,	2018	2017
Realized gain (loss) on marketable securities	$24,000	$(14,000)
Unrealized loss on marketable securities	(47,000)	(112,000)
Unrealized loss on marketable securities related to Comstock	(157,000)	(178,000)
Net loss on marketable securities	$(180,000)	$(304,000)

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

Other investments, net consist of the following:

Type	September 30, 2018	June 30, 2018
Private equity hedge fund, at cost	$173,000	$202,000
Other preferred stock	65,000	65,000
	$238,000	$267,000

NOTE 7 - FAIR VALUE MEASUREMENTS

The carrying values of the Company’s financial instruments not required to be carried at fair value on a recurring basis approximate fair value due to their short maturities (i.e., accounts receivable, other assets, accounts payable and other liabilities) or the nature and terms of the obligation (i.e., other notes payable and mortgage notes payable).

The assets measured at fair value on a recurring basis are as follows:

As of	9/30/2018	6/30/2018
	Total - Level 1	Total - Level 1
Assets:
Investment in marketable securities:
REITs and real estate companies	$856,000	$757,000
Basic materials	351,000	462,000
Healthcare	404,000	424,000
Other	893,000	864,000
	$2,504,000	$2,507,000

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

			Net loss for the three months
Assets	Level 3	September 30, 2018	ended September 30, 2018

Other non-marketable investments	$238,000	$238,000	$-

			Net loss for the three months
Assets	Level 3	June 30, 2018	ended September 30, 2017

Other non-marketable investments	$267,000	$267,000	$-

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

NOTE 8 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows.

As of	9/30/2018	9/30/2017

Cash and cash equivalents	$9,251,000	$1,531,000
Restricted cash	8,085,000	5,534,000
Total cash, cash equivalents, and restricted cash	$17,336,000	$7,065,000
shown in the condensed consolidated statement of cash flows

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

Information below represents reporting segments for the three months ended September 30, 2018 and 2017, respectively. Operating income from Hotel operations consists of the operation of the hotel and operation of the garage. Income (loss) from investment transactions consist of net investment gain (loss), impairment loss on other investments, net unrealized gain (loss) on other investments, dividend and interest income and trading and margin interest expense. The other segment consists of corporate general and administrative expenses and the income tax expense for the entire Company.

As of and for the three months	Hotel	Investment
ended September 30, 2018	Operations	Transactions	Corporate	Total
Revenues	$15,810,000	$-	$-	$15,810,000
Segment operating expenses	(10,810,000)	-	(164,000)	(10,974,000)
Segment income (loss)	5,000,000	-	(164,000)	4,836,000
Interest expense - mortgage	(1,905,000)	-	-	(1,905,000)
Depreciation and amortization expense	(593,000)	-	-	(593,000)
Loss from investments	-	(226,000)	-	(226,000)
Income tax expense	-	-	(630,000)	(630,000)
Net income (loss)	$2,502,000	$(226,000)	$(794,000)	$1,482,000
Total assets	$52,857,000	$2,742,000	$5,667,000	$61,266,000

As of and for the three months	Hotel	Investment
ended September 30, 2017	Operations	Transactions	Corporate	Total
Revenues	$14,437,000	$-	$-	$14,437,000
Segment operating expenses	(10,589,000)	-	(198,000)	(10,787,000)
Segment income (loss)	3,848,000	-	(198,000)	3,650,000
Interest expense - mortgage	(1,987,000)	-	-	(1,987,000)
Depreciation and amortization expense	(649,000)	-	-	(649,000)
Loss from investments	-	(345,000)	-	(345,000)
Income tax expense	-	-	(262,000)	(262,000)
Net income (loss)	$1,212,000	$(345,000)	$(460,000)	$407,000

NOTE 10 - RELATED PARTY AND OTHER FINANCING TRANSACTIONS

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to December 31, 2018. The balance of this loan was $3,000,000 as of September 30, 2018 and June 30, 2018, and are included in the related party and other note payable in the consolidated balance sheets.

Also included in the balance of related party note payable at September 30, 2018 is the obligation to Hilton (Franchisor) in the form of a self-exhausting, interest free development incentive note which is reduced by approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton. The outstanding balance of the note as of September 30, 2018 and June 30, 2018, was $3,563,000 and $3,642,000, respectively.

On February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second (2nd) anniversary of the takeover date. The $2,000,000 is included in restricted cash and related party note payable balances in the condensed consolidated balance sheets as of September 30, 2018 and June 30, 2018.

In April 2017, Portsmouth obtained from InterGroup an unsecured short-term loan in the amount of $1,000,000 at 5% per year fixed interest, with a term of five months and maturing September 6, 2017. The short-term loan was extended to September 15, 2017 and paid off on September 13, 2017.

As of September 30, 2018, the Company had capital lease obligations outstanding of $1,299,000. These capital leases expire in various years through 2023 at rates ranging from 5.77% to 6.53% per annum. Minimum future lease payments for assets under capital leases as of September 30, 2018 are as follows:

For the year ending June 30,
2019	$288,000
2020	384,000
2021	384,000
2022	376,000
2023	26,000
Total minimum lease payments	1,458,000
Less interest on capital lease	(159,000)
Present value of future minimum lease payments	$1,299,000

Future minimum principle payments for all related party and other financing transactions are as follows:

For the year ending June 30,
2019	$3,575,000
2020	895,000
2021	916,000
2022	930,000
2023	592,000
Thereafter	2,954,000
$9,862,000

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

In connection with the redemption of the limited partnership interest of Justice, Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of the partnership interests, refinancing of the Justices properties and reorganization of Justice. This agreement was superseded by a letter dated December 11, 2013 from Justice, in which Justice assumed the payment obligations of Justice Operating Company, LLC. As of September 30, 2018, $200,000 of these fees remain payable and are included in related party and other notes payable on the accompanying condensed consolidated balance sheets.

As of September 30, 2017, Justice had an outstanding accounts payable balance to InterGroup for $116,000 for management of the Hotel from June to December of 2016. The balance was paid in full as of December 31, 2017.

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

Item 3 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “could,” “might” and similar expressions, are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, such as national and worldwide economic conditions, including the impact of recessionary conditions on tourism, travel and the lodging industry, the impact of terrorism and war on the national and international economies, including tourism and securities markets, energy and fuel costs, natural disasters, general economic conditions and competition in the hotel industry in the San Francisco area, seasonality, labor relations and labor disruptions, actual and threatened pandemics such as swine flu, partnership distributions, the ability to obtain financing at favorable interest rates and terms, securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

The Company's principal source of revenue continue to be derived from its general and limited partnership interest in the Justice Investors Limited Partnership (“Justice” or the “Partnership”) inclusive of hotel room revenue, food and beverage revenue, garage revenue, and revenue from other operating departments. Justice owns a 544 room hotel property located at 750 Kearny Street, San Francisco, California 94108, known as the “Hilton San Francisco Financial District” (the “Hotel” or the “Property”) and related facilities, including a five-level underground parking garage. The financial statements of Justice have been consolidated with those of the Company.

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

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The Company had net income of $1,482,000 for the three months ended September 30, 2018 compared to net income of $407,000 for the three months ended September 30, 2017. The increase in net income is primarily attributable to increased revenue from Hotel operations.

Hotel Operations

The Company had net income from Hotel operations of $2,502,000 for the three months ended September 30, 2018 compared to net income of $1,212,000 for the three months ended September 30, 2017. The increase in net income is primarily due to increased revenue.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended September 30, 2018 and 2017.

For the three months ended September 30,	2018	2017
Hotel revenues:
Hotel rooms	$13,522,000	$11,842,000
Food and beverage	1,449,000	1,759,000
Garage	774,000	781,000
Other operating departments	65,000	55,000
Total hotel revenues	15,810,000	14,437,000
Operating expenses excluding depreciation and amortization	(10,810,000)	(10,589,000)
Operating income before interest, depreciation and amortization	5,000,000	3,848,000
Interest expense - mortgage	(1,905,000)	(1,987,000)
Depreciation and amortization expense	(593,000)	(649,000)
Net income from Hotel operations	$2,502,000	$1,212,000

For the three months ended September 30, 2018, the Hotel had operating income of $5,000,000 before interest expense, depreciation and amortization on total operating revenues of $15,810,000 compared to operating income of $3,848,000 before interest expense, depreciation and amortization on total operating revenues of $14,437,000 for the three months ended September 30, 2017. Room revenues increased by $1,680,000 for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to our change in strategy to limit midweek group business in order to capture higher rate transient occupancy and to grow occupancy on shoulder dates with group rooms. Food and beverage revenue decreased by $310,000 as a result of limiting midweek group business. Garage revenue remained relatively consistent year over year. Revenue from other operating departments increased by $10,000 primarily due to increased attrition revenue.

Total operating expenses increased by $221,000 this quarter primarily due to increase in group commission, franchise fees and management fees as revenue increased.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the three months ended September 30, 2018 and 2017.

Three Months Ended September 30,	Average Daily Rate	Average Occupancy %	RevPAR

2018	$277	97%	$270
2017	$254	93%	$237

The Hotel’s revenues increased by 9.5% this quarter as compared to the previous comparable quarter. Average daily rate decreased by $23, average occupancy increased from 93% to 97%, and RevPAR increased by $33 for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Investment Transactions

The Company had a net loss on marketable securities of $180,000 for the three months ended September 30, 2018 compared to a net loss on marketable securities of $304,000 for the three months ended September 30, 2017. For the three months ended September 30, 2018, the Company had a net realized gain of $24,000 and a net unrealized loss of $204,000. For the three months ended September 30, 2017, the Company had a net realized loss of $14,000 and a net unrealized loss of $290,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel.  The income tax expense during the three months ended September 30, 2018 and 2017 represents the income tax effect on the Company’s pretax income which includes its share in the net income of the Hotel.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of September 30, 2018 and June 30, 2018 by selected industry groups.

		% of Total
As of September 30, 2018		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$856,000	34.3%
Basic materials	351,000	14.0%
Healthcare	404,000	16.1%
Technology	351,000	14.0%
Other	542,000	21.6%
	$2,504,000	100.0%

		% of Total
As of June 30, 2018		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$757,000	30.3%
Basic materials	462,000	18.4%
Healthcare	424,000	16.9%
Technology	399,000	15.9%
Other	465,000	18.5%
	$2,507,000	100.0%

As of September 30, 2018, 22% of the Company’s investment in marketable securities portfolio consists of the common stock of Colony Capital, Inc. (NYSE: CLNY) which is included in the REITs and real estate companies industry group.

The following table shows the net loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended September 30,	2018	2017
Net loss on marketable securities	$(180,000)	$(304,000)
Dividend and interest income	8,000	11,000
Margin interest expense	(18,000)	(23,000)
Trading and management expenses	(36,000)	(29,000)
	$(226,000)	$(345,000)

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of September 30, 2018, the Company’s material financial obligations which also including interest payments:

		9 Months	Year	Year	Year	Year
	Total	2019	2020	2021	2022	2023	Thereafter
Mortgage notes payable	$114,806,000	$1,186,000	$1,460,000	$1,554,000	$1,639,000	$1,729,000	$107,238,000
Related party and other notes payable	9,862,000	3,575,000	895,000	916,000	930,000	592,000	2,954,000
Interest	35,942,000	5,306,000	6,992,000	6,877,000	6,770,000	6,667,000	3,330,000
Total	$160,610,000	$10,067,000	$9,347,000	$9,347,000	$9,339,000	$8,988,000	$113,522,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the portrayal of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the three months ended September 30, 2018 except for the adoption of ASU 2016-18 and ASC 606. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2018 for a summary of the critical accounting policies.

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

PORTSMOUTH SQUARE, INC.
(Registrant)

Date: November 2, 2018	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date: November 2, 2018	by	/s/ Danfeng Xu
Danfeng Xu, Treasurer
and Controller

-20 -