Form 10-Q
period 2019-03-31
PORTSMOUTH SQUARE INC
filed 2019-05-03
CIK 79661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
NONE	NONE	NONE

The number of shares outstanding of registrant’s Common Stock, as of May 2, 2019 was 734,183.

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

As of	March 31, 2019	June 30, 2018
ASSETS
Investment in hotel, net	$33,186,000	$34,278,000
Investment in real estate, net	973,000	973,000
Investment in marketable securities	1,877,000	2,507,000
Other investments, net	196,000	267,000
Cash and cash equivalents	9,111,000	7,623,000
Restricted cash	7,952,000	7,060,000
Accounts receivable - hotel, net	622,000	1,809,000
Other assets, net	892,000	731,000
Deferred tax assets	4,390,000	5,159,000

Total assets	$59,199,000	$60,407,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
Accounts payable and other liabilities	$10,182,000	$12,119,000
Due to securities broker	446,000	490,000
Obligations for securities sold	244,000	512,000
Related party and other notes payable	8,363,000	8,641,000
Capital Leases	1,256,000	1,355,000
Mortgage notes payable - hotel, net	113,538,000	114,372,000

Total liabilities	134,029,000	137,489,000

Shareholders' deficit:
Common stock, no par value: Authorized shares - 750,000; 734,183 shares issued and outstanding shares as of March 31, 2019 and June 30, 2018	2,092,000	2,092,000
Accumulated deficit	(71,471,000)	(73,475,000)
Total Portsmouth shareholders' deficit	(69,379,000)	(71,383,000)
Noncontrolling interest	(5,451,000)	(5,699,000)
Total shareholders' deficit	(74,830,000)	(77,082,000)

Total liabilities and shareholders' deficit	$59,199,000	$60,407,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the three months ended March 31,	2019	2018

Revenue - Hotel	$15,469,000	$14,344,000

Costs and operating expenses
Hotel operating expenses	(11,378,000)	(10,573,000)
Hotel depreciation and amortization expense	(561,000)	(619,000)
General and administrative expense	(274,000)	(356,000)

Total costs and operating expenses	(12,213,000)	(11,548,000)

Income from operations	3,256,000	2,796,000

Other income (expense)
Interest expense - mortgage	(1,852,000)	(1,792,000)
Interest expense - related party	(89,000)	(126,000)
Loss on disposal of assets	(398,000)	-
Net gain on marketable securities	7,000	94,000
Net gain (loss) on marketable securities - Comstock	137,000	(249,000)
Net unrealized loss on other investments	-	(11,000)
Impairment loss on other investments	(36,000)	-
Dividend and interest income	105,000	13,000
Trading and margin interest expense	(41,000)	(41,000)

Total other expense, net	(2,167,000)	(2,112,000)

Income before income taxes	1,089,000	684,000
Income tax (expense) benefit	(280,000)	101,000

Net income	809,000	785,000
Less: Net income attributable to the noncontrolling interest	(78,000)	(75,000)

Net income attributable to Portsmouth	$731,000	$710,000

Basic and diluted net income per share attributable to Portsmouth	$1.00	$0.97

Weighted average number of common shares outstanding - basic and diluted	734,183	734,183

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the nine months ended March 31,	2019	2018

Revenue - Hotel	$45,276,000	$41,968,000

Costs and operating expenses
Hotel operating expenses	(33,424,000)	(31,905,000)
Hotel depreciation and amortization expense	(1,748,000)	(1,902,000)
General and administrative expense	(596,000)	(718,000)

Total costs and operating expenses	(35,768,000)	(34,525,000)

Income from operations	9,508,000	7,443,000

Other income (expense)
Interest expense - mortgage	(5,463,000)	(5,498,000)
Interest expense - related party	(270,000)	(387,000)
Loss on disposal of assets	(398,000)	-
Net (loss) gain on marketable securities	(220,000)	100,000
Net loss on marketable securities - Comstock	(89,000)	(1,156,000)
Net unrealized loss on other investments	-	(11,000)
Impairment loss on other investments	(36,000)	(72,000)
Dividend and interest income	125,000	29,000
Trading and margin interest expense	(136,000)	(139,000)

Total other expense, net	(6,487,000)	(7,134,000)

Income before income taxes	3,021,000	309,000
Income tax expense	(769,000)	(3,063,000)

Net income (loss)	2,252,000	(2,754,000)
Less: Net income attributable to the noncontrolling interest	(248,000)	(127,000)

Net income (loss) attributable to Portsmouth	$2,004,000	$(2,881,000)

Basic and diluted net income (loss) per share attributable to Portsmouth	$2.73	$(3.92)

Weighted average number of common shares outstanding - basic and diluted	734,183	734,183

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

(Unaudited)

			Retained	Total
	Common Stock		Earnings	Portsmouth		Total
			(Accumulated	Shareholders'	Noncontrolling	Shareholders'
	Shares	Amount	Deficit)	Deficit	Interest	Deficit

Balance at June 30, 2018	734,183	$2,092,000	$(73,475,000)	$(71,383,000)	$(5,699,000)	$(77,082,000)

Net income			1,321,000	1,321,000	161,000	1,482,000

Balance at September 30, 2018	734,183	2,092,000	(72,154,000)	(70,062,000)	(5,538,000)	(75,600,000)

Net income (loss)			(48,000)	(48,000)	9,000	(39,000)

Balance at December 31, 2018	734,183	2,092,000	(72,202,000)	(70,110,000)	(5,529,000)	(75,639,000)

Net income			731,000	731,000	78,000	809,000

Balance at March 31, 2019	734,183	$2,092,000	$(71,471,000)	$(69,379,000)	$(5,451,000)	$(74,830,000)

			Retained	Total
	Common Stock		Earnings	Portsmouth		Total
			(Accumulated	Shareholders'	Noncontrolling	Shareholders'
	Shares	Amount	Deficit)	Deficit	Interest	Deficit

Balance at June 30, 2017	734,183	$2,092,000	$(77,120,000)	$(75,028,000)	$(6,514,000)	$(81,542,000)

Net income			334,000	334,000	73,000	407,000

Balance at September 30, 2017	734,183	2,092,000	(76,786,000)	(74,694,000)	(6,441,000)	(81,135,000)

Net loss			(3,925,000)	(3,925,000)	(21,000)	(3,946,000)

Balance at December 31, 2017	734,183	2,092,000	(80,711,000)	(78,619,000)	(6,462,000)	(85,081,000)

Net income			710,000	710,000	75,000	785,000

Balance at March 31, 2018	734,183	$2,092,000	$(80,001,000)	$(77,909,000)	$(6,387,000)	$(84,296,000)

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENDSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the nine months ended March 31,	2019	2018
Cash flows from operating activities:
Net income (loss)	$2,252,000	$(2,754,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net unrealized loss on marketable securities	377,000	1,189,000
Unrealized loss on other investments	-	11,000
Loss on disposal of assets	398,000	-
Deferred taxes	769,000	3,063,000
Impairment loss on other investments	36,000	72,000
Depreciation and amortization	1,604,000	1,941,000
Changes in operating assets and liabilities:
Investment in marketable securities	253,000	1,006,000
Accounts receivable	1,187,000	468,000
Other assets	(161,000)	195,000
Accounts payable and other liabilities	(1,937,000)	(1,121,000)
Due to securities broker	(44,000)	(466,000)
Obligations for securities sold	(268,000)	(639,000)
Net cash provided by operating activities	4,466,000	2,965,000

Cash flows from investing activities:
Payments for hotel furniture, equipment and building improvements	(983,000)	(191,000)
Proceeds from other investments	35,000	21,000
Net cash used in investing activities	(948,000)	(170,000)

Cash flows from financing activities:
Payments of mortgage and other notes payable	(1,138,000)	(1,222,000)
Net cash used in financing activities	(1,138,000)	(1,222,000)

Net increase in cash, cash equivalents, and restricted cash	2,380,000	1,573,000
Cash, cash equivalents, and restricted cash at the beginning of the period	14,683,000	7,160,000
Cash, cash equivalents, and restricted cash at the end of the period	$17,063,000	$8,733,000

Supplemental information:
Interest paid	$5,770,000	$5,940,000
Taxes paid	$68,000	$10,000

Non-cash transaction:
Additions to Hotel equipment through capital lease	$71,000	$-

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements included herein have been prepared by Portsmouth Square, Inc. (“Portsmouth” or the “Company”), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of Portsmouth and the notes therein included in the Company's Annual Report on Form 10-K for the year ended June 30, 2018. The March 31, 2019 Condensed Consolidated Balance Sheet was derived from the Consolidated Balance Sheet as included in the Company’s Form 10-K for the year ended June 30, 2018.

The results of operations for the nine months ended March 31, 2019 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2019.

Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice Investors Limited Partnership, a California limited partnership (“Justice” or the “Partnership”). Portsmouth has a 93.1% limited partnership interest in Justice and is the sole general partner. The financial statements of Justice are consolidated with those of the Company.

As of March 31, 2019, Santa Fe Financial Corporation (“Santa Fe”), a public company, owns approximately 68.8% of the outstanding common shares of Portsmouth. Santa Fe is an 81.9%-owned subsidiary of The InterGroup Corporation (“InterGroup”), a public company. InterGroup also directly owns approximately 13.4% of the common stock of Portsmouth.

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

Income Tax

The Company consolidates Justice (“Hotel”) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel.  The income tax expense during the nine months ended March 31, 2019 and 2018 represent the income tax effect on the Company’s pretax income which includes its share in the net income of the Hotel. For the nine months ended March 31, 2018, a provisional net charge of $3,313,000 was included in the income tax expense as a result of reducing our deferred tax asset to the lower federal base rate of 21%.

Financial Condition and Liquidity

The Company’s cash flows are primarily generated from its Hotel operations. The Company also receives cash generated from the investment of its cash and marketable securities and other investments.

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due through January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period through its maturity date of January 2024. Outstanding principal balance on the loan was $94,090,000 and $95,018,000 as of March 31, 2019 and June 30, 2018, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by the Company in favor of mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan bears interest at 9.75% per annum and matures in January 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by the Company in favor of mezzanine lender.

Effective as of May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of March 31, 2019, InterGroup is in compliance with both requirements.

The Hotel has continued to generate positive operating income. While the debt service requirements related to the loans may create some additional risk for the Company and its ability to generate cash flows in the future, management believes that cash flows from the operations of the Hotel and the garage will continue to be sufficient to meet all of the Partnership’s current and future obligations and financial requirements.

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

The following table provides a summary as of March 31, 2019, the Company’s material financial obligations which also including interest payments:

		3 Months	Year	Year	Year	Year
	Total	2019	2020	2021	2022	2023	Thereafter
Mortgage notes payable	$114,090,000	$470,000	$1,460,000	$1,554,000	$1,639,000	$1,729,000	$107,238,000
Related party and other notes payable	9,619,000	3,383,000	909,000	930,000	946,000	655,000	2,796,000
Interest	33,418,000	2,763,000	6,999,000	6,883,000	6,775,000	6,669,000	3,329,000
Total	$157,127,000	$6,616,000	$9,368,000	$9,367,000	$9,360,000	$9,053,000	$113,363,000

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

The following table present our revenues disaggregated by revenue streams.

For the three months ended March 31,	2019	2018
Hotel revenues:
Hotel rooms	$13,521,000	$11,714,000
Food and beverage	1,218,000	1,748,000
Garage	652,000	756,000
Other operating departments	78,000	126,000
Total hotel revenue	$15,469,000	$14,344,000

For the nine months ended March 31,	2019	2018
Hotel revenues:
Hotel rooms	$38,608,000	$34,266,000
Food and beverage	4,232,000	5,121,000
Garage	2,160,000	2,272,000
Other operating departments	276,000	309,000
Total hotel revenue	$45,276,000	$41,968,000

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

Contract assets and liabilities

We do not have any material contract assets as of March 31, 2019 and June 30, 2018 other than trade and other receivables, net on our Condensed Consolidated Balance Sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities on our Condensed Consolidated Balance Sheets. Contract liabilities increased to $673,000 as of March 31, 2019 from $571,000 as of June 30, 2018. The increase for the nine months ended March 31, 2019 was primarily driven by deposits received from upcoming groups, offset by $560,000 revenue recognized that was included in the advanced deposits balance as of June 30, 2018.

Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers are less than one year.

NOTE 3 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
March 31, 2019	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Furniture and equipment	30,379,000	(26,632,000)	3,747,000
Building and improvements	55,488,000	(27,173,000)	28,315,000
	$86,991,000	$(53,805,000)	$33,186,000

		Accumulated	Net Book
June 30, 2018	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Furniture and equipment	29,350,000	(25,877,000)	3,473,000
Building and improvements	55,945,000	(26,264,000)	29,681,000
	$86,419,000	$(52,141,000)	$34,278,000

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

At March 31, 2019 and June 30, 2018, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Value

As of March 31, 2019
Corporate
Equities	$7,483,000	$168,000	$(5,774,000)	$(5,606,000)	$1,877,000

As of June 30, 2018
Corporate
Equities	$7,729,000	$385,000	$(5,607,000)	$(5,222,000)	$2,507,000

As of March 31, 2019, and June 30, 2018, approximately 20% and 18%, respectively, of the investment marketable securities balance above is comprised of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE AMERICAN: LODE).

As of March 31, 2019, and June 30, 2018, the Company had $5,694,000 and $5,584,000, respectively, of unrealized losses related to securities held for over one year. As of March 31, 2019, and June 30, 2018, unrealized losses related to the Company’s investment in Comstock were $5,631,000 and $5,542,000, respectively.

Net gain (loss) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the net gain (loss) on marketable securities for the three- and nine-months ending March 31, 2019 and 2018, respectively.

For the three months ended March 31,	2019	2018
Realized (loss) gain on marketable securities	$(80,000)	$135,000
Unrealized gain (loss) on marketable securities	87,000	(41,000)
Unrealized gain (loss) on marketable securities related to Comstock	137,000	(249,000)
Net gain (loss) on marketable securities	$144,000	$(155,000)

For the nine months ended March 31,	2019	2018
Realized gain on marketable securities	$68,000	$133,000
Unrealized loss on marketable securities	(288,000)	(33,000)
Unrealized loss on marketable securities related to Comstock	(89,000)	(1,156,000)
Net loss on marketable securities	$(309,000)	$(1,056,000)

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

Other investments, net consist of the following:

Type	March 31, 2019	June 30, 2018

Private equity hedge fund, at cost	$137,000	$202,000
Other preferred stock	59,000	65,000
	$196,000	$267,000

NOTE 7 - FAIR VALUE MEASUREMENTS

The carrying values of the Company’s financial instruments not required to be carried at fair value on a recurring basis approximate fair value due to their short maturities (i.e., accounts receivable, other assets, accounts payable and other liabilities) or the nature and terms of the obligation (i.e., other notes payable and mortgage notes payable).

The assets measured at fair value on a recurring basis are as follows:

As of	3/31/2019	6/30/2018
	Total - Level 1	Total - Level 1
Assets:
Investment in marketable securities:
Basic materials	$531,000	$462,000
Consumer	424,000	-
REITs and real estate companies	241,000	757,000
Energy	159,000	45,000
Healthcare	156,000	424,000
Other	366,000	819,000
	$1,877,000	$2,507,000

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

			Net loss for the nine months
Assets	Level 3	March 31, 2019	ended March 31, 2019
Other non-marketable investments	$196,000	$196,000	$(36,000)

			Net loss for the nine months
Assets	Level 3	June 30, 2018	ended March 31, 2018
Other non-marketable investments	$267,000	$267,000	$(72,000)

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

As of	3/31/2019	6/30/2018

Cash and cash equivalents	$9,111,000	$7,623,000
Restricted cash	7,952,000	7,060,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$17,063,000	$14,683,000

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

Information below represents reporting segments for the three and nine months ended March 31, 2019 and 2018, respectively. Operating income from Hotel operations consists of the operation of the hotel and operation of the garage. Income (loss) from investment transactions consist of net investment gain (loss), impairment loss on other investments, net unrealized gain (loss) on other investments, dividend and interest income and trading and margin interest expense. The other segment consists of corporate general and administrative expenses and the income tax (expense) benefit for the entire Company.

As of and for the three months	Hotel	Investment
ended March 31, 2019	Operations	Transactions	Corporate	Total
Revenues	$15,469,000	$-	$-	$15,469,000
Segment operating expenses	(11,378,000)	-	(274,000)	(11,652,000)
Segment income (loss)	4,091,000	-	(274,000)	3,817,000
Interest expense - mortgage and related party	(1,941,000)	-	-	(1,941,000)
Loss on disposal of assets	(398,000)			(398,000)
Depreciation and amortization expense	(561,000)	-	-	(561,000)
Gain from investments	-	172,000	-	172,000
Income tax expense	-	-	(280,000)	(280,000)
Net income (loss)	$1,191,000	$172,000	$(554,000)	$809,000
Total assets	$51,611,000	$2,073,000	$5,515,000	$59,199,000

For the three months	Hotel	Investment
ended March 31, 2018	Operations	Transactions	Corporate	Total
Revenues	$14,344,000	$-	$-	$14,344,000
Segment operating expenses	(10,573,000)	-	(356,000)	(10,929,000)
Segment income (loss)	3,771,000	-	(356,000)	3,415,000
Interest expense - mortgage and related party	(1,918,000)	-	-	(1,918,000)
Depreciation and amortization expense	(619,000)	-	-	(619,000)
Loss from investments	-	(194,000)	-	(194,000)
Income tax benefit	-	-	101,000	101,000
Net income (loss)	$1,234,000	$(194,000)	$(255,000)	$785,000

As of and for the nine months	Hotel	Investment
ended March 31, 2019	Operations	Transactions	Corporate	Total
Revenues	$45,276,000	$-	$-	$45,276,000
Segment operating expenses	(33,424,000)	-	(596,000)	(34,020,000)
Segment income (loss)	11,852,000	-	(596,000)	11,256,000
Interest expense - mortgage and related party	(5,733,000)	-	-	(5,733,000)
Loss on disposal of assets	(398,000)	-	-	(398,000)
Depreciation and amortization expense	(1,748,000)	-	-	(1,748,000)
Loss from investments	-	(356,000)	-	(356,000)
Income tax expense	-	-	(769,000)	(769,000)
Net income (loss)	$3,973,000	$(356,000)	$(1,365,000)	$2,252,000
Total assets	$51,611,000	$2,073,000	$5,515,000	$59,199,000

For the nine months	Hotel	Investment
ended March 31, 2018	Operations	Transactions	Corporate	Total
Revenues	$41,968,000	$-	$-	$41,968,000
Segment operating expenses	(31,905,000)	-	(718,000)	(32,623,000)
Segment income (loss)	10,063,000	-	(718,000)	9,345,000
Interest expense - mortgage and related party	(5,885,000)	-	-	(5,885,000)
Depreciation and amortization expense	(1,902,000)	-	-	(1,902,000)
Loss from investments	-	(1,249,000)	-	(1,249,000)
Income tax expense	-	-	(3,063,000)	(3,063,000)
Net income (loss)	$2,276,000	$(1,249,000)	$(3,781,000)	$(2,754,000)

NOTE 10 - RELATED PARTY AND OTHER FINANCING TRANSACTIONS

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to June 30, 2019. The balance of this loan was $3,000,000 as of March 31, 2019 and June 30, 2018, and are included in the related party and other note payable in the consolidated balance sheets.

Also included in the balance of related party note payable at March 31, 2019 is the obligation to Hilton (Franchisor) in the form of a self-exhausting, interest free development incentive note which is reduced by approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton. The outstanding balance of the note as of March 31, 2019 and June 30, 2018, was $3,404,000 and $3,642,000, respectively.

On February 1, 2017, Justice entered into an HMA with Interstate to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second (2nd) anniversary of the takeover date. The $2,000,000 is included in restricted cash in the condensed consolidated balance sheets as of March 31, 2019 and June 30, 2018. Unamortized portion of the key money as of March 31, 2019 and June 30, 2018 were $1,958,000 and $2,000,000, respectively, and are included in the related party note payable in the condensed consolidated balance sheets.

In April 2017, Portsmouth obtained from InterGroup an unsecured short-term loan in the amount of $1,000,000 at 5% per year fixed interest, with a term of five months and maturing September 6, 2017. On September 1st 2017, the short-term loan was extended to September 15, 2017 and paid off on September 13, 2017.

As of March 31, 2019, the Company had capital lease obligations outstanding of $1,256,000. These capital leases expire in various years through 2023 at rates ranging from 5.77% to 6.53% per annum. Minimum future lease payments for assets under capital leases as of March 31, 2019 are as follows:

For the year ending June 30,
2019	$102,000
2020	405,000
2021	405,000
2022	397,000
2023	90,000
Total minimum lease payments	1,399,000
Less interest on capital lease	(143,000)
Present value of future minimum lease payments	$1,256,000

Future minimum principal payments for all related party and other financing transactions are as follows:

For the year ending June 30,
2019	$3,383,000
2020	909,000
2021	930,000
2022	946,000
2023	655,000
Thereafter	2,796,000
$9,619,000

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

In connection with the redemption of the limited partnership interest of Justice, Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of the partnership interests, refinancing of the Justices properties and reorganization of Justice. This agreement was superseded by a letter dated December 11, 2013 from Justice, in which Justice assumed the payment obligations of Justice Operating Company, LLC. As of June 30, 2018, $200,000 of these fees remain payable. The balance was paid in full as of March 31, 2019.

As of September 30, 2017, Justice had an outstanding accounts payable balance to InterGroup for $116,000 for management of the Hotel from June to December of 2016. The balance was paid in full as of December 31, 2017.

The Company’s Board of Directors is currently comprised of directors John V. Winfield, William J. Nance, John C. Love, Jerold R. Babin, and Yvonne L. Murphy. All of the Company’s directors also serve as directors of InterGroup.

Messrs. Winfield, Nance and Love also serve on the Board of Santa Fe.

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

RESULTS OF OPERATIONS

The Company's principal source of revenue continues to be derived from its general and limited partnership interest in the Justice Investors Limited Partnership (“Justice” or the “Partnership”) inclusive of hotel room revenue, food and beverage revenue, garage revenue, and revenue from other operating departments. Justice owns the Hotel and related facilities, including a five-level underground parking garage. The financial statements of Justice have been consolidated with those of the Company.

The Hotel is operated by the Partnership as a full-service Hilton brand hotel pursuant to a Franchise License Agreement (the “License Agreement”) with Hilton. The Partnership entered into the License Agreement on December 10, 2004. The term of the License Agreement was for an initial period of 15 years commencing on the opening date, with an option to extend the License Agreement for another five years, subject to certain conditions. On June 26, 2015, the Partnership and Hilton entered into an amended franchise agreement which extended the License Agreement through 2030, modified the monthly royalty rate, extended geographic protection to the Partnership and also provided the Partnership certain key money cash incentives to be earned through 2030. The key money cash incentives were received on July 1, 2015.

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

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The Company had net income of $809,000 for the three months ended March 31, 2019 compared to net income of $785,000 for the three months ended March 31, 2018. The increase in net income is primarily attributable to increased revenue from the Hotel offset by the increase in operating expenses.

Hotel Operations

The Company had net income from Hotel operations of $1,191,000 for the three months ended March 31, 2019 compared to net income of $1,234,000 for the three months ended March 31, 2018. The decrease in net income is primarily attributable to a $398,000 loss on the disposal of assets.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended March 31, 2019 and 2018.

For the three months ended March 31,	2019	2018
Hotel revenues:
Hotel rooms	$13,521,000	$11,714,000
Food and beverage	1,218,000	1,748,000
Garage	652,000	756,000
Other operating departments	78,000	126,000
Total hotel revenues	15,469,000	14,344,000
Operating expenses excluding depreciation and amortization	(11,378,000)	(10,573,000)
Operating income before interest, depreciation and amortization	4,091,000	3,771,000
Loss on disposal of assets	(398,000)	-
Interest expense - mortgage	(1,941,000)	(1,918,000)
Depreciation and amortization expense	(561,000)	(619,000)
Net income from Hotel operations	$1,191,000	$1,234,000

For the three months ended March 31, 2019, the Hotel had operating income of $4,091,000 before interest expense, depreciation and amortization on total operating revenues of $15,469,000 compared to operating income of $3,771,000 before interest expense, depreciation and amortization on total operating revenues of $14,344,000 for the three months ended March 31, 2018. Room revenues increased by $1,807,000 for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 as a result of taking the optimal amount of group business with ancillary spending while growing higher rated transient segments. Food and beverage revenue decreased by $530,000 as a result of limiting midweek group business which resulted in fewer in house banquet events. Revenue from garage and other operating departments decreased mainly due to decrease in monthly parking revenue.

Total operating expenses increased by $805,000 due to increase in group commission, credit card fees, management fees, franchise fees, wages and benefits per labor agreements.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the three months ended March 31, 2019 and 2018.

Three Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR

2019	$290	95%	$276
2018	$250	95%	$239

The Hotel’s revenues increased by 7.8% this quarter as compared to the previous comparable quarter. Average daily rate increased by $40, average occupancy remained at 95%, and RevPAR increased by $37 for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Investment Transactions

The Company had a net gain on marketable securities of $144,000 for the three months ended March 31, 2019 compared to a net loss on marketable securities of $155,000 for the three months ended March 31, 2018. For the three months ended March 31, 2019, the Company had a net realized loss of $80,000 and a net unrealized gain of $224,000. For the three months ended March 31, 2018, the Company had a net realized gain of $135,000 and a net unrealized loss of $290,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel.  The income tax (expense) benefit during the three months ended March 31, 2019 and 2018 represents the income tax effect on the Company’s pretax income which includes its share in the net income of the Hotel.

Nine Months Ended March 31, 2019 Compared to Nine Months Ended March 31, 2018

The Company had net income of $2,252,000 for the nine months ended March 31, 2019 compared to net loss of $2,754,000 for the nine months ended March 31, 2018. The change is primarily attributable to increase in Hotel revenue and reduction in income tax expense.

Hotel Operations

Net income from Hotel operations was $3,973,000 for the nine months ended March 31, 2019 compared to net income of $2,276,000 for the nine months ended March 31, 2018. The increase in net income is primarily due to increase in revenue.

The following table sets forth a more detailed presentation of Hotel operations for the nine months ended March 31, 2019 and 2018.

For the nine months ended March 31,	2019	2018
Hotel revenues:
Hotel rooms	$38,608,000	$34,266,000
Food and beverage	4,232,000	5,121,000
Garage	2,160,000	2,272,000
Other operating departments	276,000	309,000
Total hotel revenues	45,276,000	41,968,000
Operating expenses excluding depreciation and amortization	(33,424,000)	(31,905,000)
Operating income before interest, depreciation and amortization	11,852,000	10,063,000
Loss on disposal of assets	(398,000)	-
Interest expense - mortgage	(5,733,000)	(5,885,000)
Depreciation and amortization expense	(1,748,000)	(1,902,000)
Net income from Hotel operations	$3,973,000	$2,276,000

For the nine months ended March 31, 2019, the Hotel had operating income of $11,852,000 before interest, depreciation and amortization on total operating revenues of $45,276,000 compared to operating income of $10,063,000 before interest, depreciation and amortization on total operating revenues of $41,968,000 for the nine months ended March 31, 2018. Room revenues increased by $4,342,000 for the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018 primarily as the result of taking the optimal amount of group business with ancillary spending while growing higher rated transient segments. Food and beverage revenue decreased by $889,000 as the result of limiting midweek group business. Garage revenue decreased by $112,000 due to decrease in monthly parking revenue. Revenue from other operating departments decreased by $33,000 as a result of decrease in movies revenues and forfeited deposits.

Total operating expenses increased by $1,519,000 due to increase in wages and benefits per labor agreements, group commission, credit card fees, franchise fees, and management fees.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the nine months ended March 31, 2019 and 2018.

Nine Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR

2019	$269	96%	$259
2018	$248	92%	$229

The Hotel’s total revenues increased by 7.9% for the nine months ended March 31, 2019 as compared to the nine months ended March 31, 2018. Average daily rate increased by $21 and RevPAR increased by $30 for the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018. Average occupancy increased by 4% during the nine months ended March 31, 2019 versus the comparable period.

Investment Transactions

The Company had a net loss on marketable securities of $309,000 for the nine months ended March 31, 2019 compared to a net loss on marketable securities of $1,056,000 for the nine months ended March 31, 2018. For the nine months ended March 31, 2019, the Company had a net realized gain of $68,000 and a net unrealized loss of $377,000. For the nine months ended March 31, 2018, the Company had a net realized gain of $133,000 and a net unrealized loss of $1,189,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel.  The income tax expense during the nine months ended March 31, 2019 and 2018 represents the income tax effect on the Company’s pretax income which includes its share in the net income of the Hotel.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of March 31, 2019 and June 30, 2018 by selected industry groups.

		% of Total
As of December 31, 2018		Investment
Industry Group	Fair Value	Securities

Basic materials	$531,000	28.3%
Consumer	424,000	22.6%
Other	366,000	19.5%
REITs and real estate companies	241,000	12.8%
Energy	159,000	8.5%
Healthcare	156,000	8.3%
	$1,877,000	100.0%

		% of Total
As of June 30, 2018		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$757,000	30.2%
Basic materials	462,000	18.4%
Healthcare	424,000	16.9%
Technology	399,000	15.9%
Energy	45,000	1.8%
Other	420,000	16.8%
	$2,507,000	100.0%

As of March 31, 2019, 20% of the Company’s investment in marketable securities portfolio consists of the common stock of Comstock Mining, Inc. which is included in the basic materials industry group.

The following table shows the net gain (loss) on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended March 31,	2019	2018
Net gain (loss) on marketable securities	$144,000	$(155,000)
Unrealized loss on other investments	-	(11,000)
Impairment loss on other investments	(36,000)	-
Dividend and interest income	105,000	13,000
Margin interest expense	(8,000)	(13,000)
Trading and management expenses	(33,000)	(28,000)
	$172,000	$(194,000)

For the nine months ended March 31,	2019	2018
Net loss on marketable securities	$(309,000)	$(1,056,000)
Unrealized loss on other investments	-	(11,000)
Impairment loss on other investments	(36,000)	(72,000)
Dividend and interest income	125,000	29,000
Margin interest expense	(37,000)	(55,000)
Trading and management expenses	(99,000)	(84,000)
	$(356,000)	$(1,249,000)

FINANCIAL CONDITION AND LIQUIDITY

The Company’s cash flows are primarily generated from its Hotel operations and general partner management fees. The Company also receives cash generated from the investment of its cash and marketable securities and other investments.

To fund the redemption of limited partnership interests and to repay the prior mortgage, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December of 2013. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum and matures in January 2024. Outstanding principal balance on the loan was $94,090,000 and $95,018,000 as of March 31, 2019 and June 30, 2018, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by the Company in favor of mortgage lender. The mezzanine loan is a secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine loan bears interest at 9.75% per annum and matures in January 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by the Company in favor of mezzanine lender. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of March 31, 2019, the Company’s material financial obligations which also including interest payments:

		3 Months	Year	Year	Year	Year
	Total	2019	2020	2021	2022	2023	Thereafter
Mortgage notes payable	$114,090,000	$470,000	$1,460,000	$1,554,000	$1,639,000	$1,729,000	$107,238,000
Related party and other notes payable	9,619,000	3,383,000	909,000	930,000	946,000	655,000	2,796,000
Interest	33,418,000	2,763,000	6,999,000	6,883,000	6,775,000	6,669,000	3,329,000
Total	$157,127,000	$6,616,000	$9,368,000	$9,367,000	$9,360,000	$9,053,000	$113,363,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the portrayal of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the nine months ended March 31, 2019 except for the adoption of ASU 2016-18 and ASC 606. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2018 for a summary of the critical accounting policies.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As stated in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, we identified a material weakness in internal controls over financial reporting related to our deferred income taxes and income tax expense during the fourth quarter of fiscal 2017. During the quarter ended September 30, 2017, we hired a new tax CPA specialist to perform a detailed analysis which was completed for the year ended June 30, 2017. We also assigned our audit committee with oversight responsibilities for the process. The material weakness related to tax provision preparation had not been remediated in fiscal year 2018. While significant progress was made as of June 30, 2018, these controls were not operating completely effectively. The Company has taken further steps, including increased scrutiny over the tax provision preparation process, to remediate the material weakness and improved its internal control over financial reporting during the nine months ended March 31, 2019.

PART II.

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

During the period ending March 31, 2019, there were pending or threatened legal actions as follows:

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

PORTSMOUTH SQUARE, INC.
(Registrant)

Date: May 3, 2019	by	/s/ John V. Winfield
John V. Winfield
President, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2019	by	/s/ Danfeng Xu
Danfeng Xu
Treasurer and Controller
(Principal Financial Officer)

- 25 -