Form 10-Q
period 2019-09-30
PORTSMOUTH SQUARE INC
filed 2019-10-25
CIK 79661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

[  ] Yes [X] No

The number of shares outstanding of registrant’s Common Stock, as of October 24, 2019, was 734,183.

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NONE	NONE	NONE

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

As of	September 30, 2019	June 30, 2019
ASSETS
Investment in hotel, net	$33,431,000	$33,352,000
Investment in real estate, net	977,000	977,000
Investment in marketable securities	1,296,000	1,425,000
Other investments, net	184,000	196,000
Cash and cash equivalents	9,948,000	9,789,000
Restricted cash	10,995,000	11,027,000
Accounts receivable - hotel, net	943,000	848,000
Other assets, net	653,000	886,000
Deferred tax assets	4,054,000	4,054,000

Total assets	$62,481,000	$62,554,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities - Justice	$10,758,000	$11,298,000
Accounts payable and other liabilities	518,000	182,000
Accounts payable to related party	2,264,000	2,122,000
Due to securities broker	184,000	151,000
Obligations for securities sold	337,000	325,000
Related party and other notes payable	8,079,000	8,221,000
Finance Leases	1,385,000	1,486,000
Mortgage notes payable - hotel, net	112,349,000	113,087,000

Total liabilities	135,874,000	136,872,000

Shareholders’ deficit:
Common stock, no par value: Authorized shares - 750,000; 734,183 shares issued and outstanding shares as of September 30, 2019 and June 30, 2019	2,092,000	2,092,000
Accumulated deficit	(70,050,000)	(70,876,000)
Total Portsmouth shareholders’ deficit	(67,958,000)	(68,784,000)
Noncontrolling interest	(5,435,000)	(5,534,000)
Total shareholders’ deficit	(73,393,000)	(74,318,000)

Total liabilities and shareholders’ deficit	$62,481,000	$62,554,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the three months ended September 30,	2019	2018

Revenue - Hotel	$15,429,000	$15,810,000

Costs and operating expenses
Hotel operating expenses	(11,348,000)	(10,810,000)
Hotel depreciation and amortization expense	(544,000)	(593,000)
General and administrative expense	(205,000)	(164,000)

Total costs and operating expenses	(12,097,000)	(11,567,000)

Income from operations	3,332,000	4,243,000

Other income (expense)
Interest expense - mortgage	(1,832,000)	(1,814,000)
Interest expense - related party	(91,000)	(91,000)
Net loss on marketable securities	(25,000)	(23,000)
Net loss on marketable securities - Comstock	(149,000)	(157,000)
Dividend and interest income	47,000	8,000
Trading and margin interest expense	(39,000)	(54,000)

Total other expense, net	(2,089,000)	(2,131,000)

Income before income taxes	1,243,000	2,112,000
Income tax expense	(318,000)	(630,000)

Net income	925,000	1,482,000
Less: Net income attributable to the noncontrolling interest	(99,000)	(161,000)

Net income attributable to Portsmouth	$826,000	$1,321,000

Basic and diluted net income per share attributable to Portsmouth	$1.13	$1.80

Weighted average number of common shares outstanding - basic and diluted	734,183	734,183

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

			Retained	Total
	Common Stock		Earnings	Portsmouth		Total
			(Accumulated	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Deficit)	Deficit	Interest	Deficit

Balance at July 1, 2019	734,183	$2,092,000	$(70,876,000)	$(68,784,000)	$(5,534,000)	$(74,318,000)

Net income			826,000	826,000	99,000	925,000

Balance at September 30, 2019	734,183	$2,092,000	$(70,050,000)	$(67,958,000)	$(5,435,000)	$(73,393,000)

			Retained	Total
	Common Stock		Earnings	Portsmouth		Total
			(Accumulated	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Deficit)	Deficit	Interest	Deficit

Balance at July 1, 2018	734,183	$2,092,000	$(73,475,000)	$(71,383,000)	$(5,699,000)	$(77,082,000)

Net income			1,321,000	1,321,000	161,000	1,482,000

Balance at September 30, 2018	734,183	$2,092,000	$(72,154,000)	$(70,062,000)	$(5,538,000)	$(75,600,000)

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENDSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the three months ended September 30,	2019	2018
Cash flows from operating activities:
Net income	$925,000	$1,482,000
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized loss on marketable securities	171,000	204,000
Deferred taxes	-	630,000
Depreciation and amortization	534,000	558,000
Changes in operating assets and liabilities:
Investment in marketable securities	(42,000)	(201,000)
Accounts receivable	(95,000)	679,000
Other assets	233,000	142,000
Accounts payable and other liabilities - Justice	(540,000)	(547,000)
Accounts payable and other liabilities	336,000	(15,000)
Accounts payable to related party	142,000	54,000
Due to securities broker	33,000	281,000
Obligations for securities sold	12,000	(93,000)
Net cash provided by operating activities	1,709,000	3,174,000

Cash flows from investing activities:
Payments for hotel furniture, equipment and building improvements	(623,000)	(282,000)
Proceeds from other investments	12,000	29,000
Net cash used in investing activities	(611,000)	(253,000)

Cash flows from financing activities:
Payments of mortgage and other notes payable	(971,000)	(268,000)
Net cash used in financing activities	(971,000)	(268,000)

Net increase in cash, cash equivalents, and restricted cash	127,000	2,653,000
Cash, cash equivalents, and restricted cash at the beginning of the period	20,816,000	14,683,000
Cash, cash equivalents, and restricted cash at the end of the period	$20,943,000	$17,336,000

Supplemental information:
Interest paid	$1,932,000	$1,924,000
Taxes paid	$-	$-

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements included herein have been prepared by Portsmouth Square, Inc. (“Portsmouth” or the “Company”), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of Portsmouth and the notes therein included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019. The September 30, 2019 condensed consolidated balance sheet was derived from the consolidated balance sheet as included in the Company’s Form 10-K for the year ended June 30, 2019.

The results of operations for the three months ended September 30, 2019 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2020.

Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice Investors Limited Partnership, a California limited partnership (“Justice” or the “Partnership”). Portsmouth has a 93.3% limited partnership interest in Justice and is the sole general partner. The financial statements of Justice are consolidated with those of the Company.

As of September 30, 2019, Santa Fe Financial Corporation (“Santa Fe”), a public company, owns approximately 68.8% of the outstanding common shares of Portsmouth. Santa Fe is an 86.3%-owned subsidiary of The InterGroup Corporation (“InterGroup”), a public company. This percentage includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by InterGroup’s Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998. InterGroup also directly owns approximately 13.4% of the common stock of Portsmouth.

Justice, through its subsidiaries Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”) owns and operates a 544-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five-level underground parking garage. Mezzanine is a wholly-owned subsidiary of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the borrower under certain mezzanine indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is operated by the partnership as a full-service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (“Hilton”) through January 31, 2030.

Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel, along with its five-level parking garage, with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the takeover date and automatically renews for successive one (1) year periods, to not exceed five years in the aggregate, subject to certain conditions. Under the terms on the HMA, base management fee payable to Interstate shall be one and seven-tenths percent (1.70%) of total Hotel revenue. On August 29, 2019, Interstate announced that it entered into a definitive agreement to merge with Aimbridge Hospitality. The transaction is subject to regulatory and customary closing conditions and is expected to be completed by the end of calendar year 2019.

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

Income Tax

The Company consolidates Justice for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel. The income tax expense during the three months ended September 30, 2019 and 2018, represent the income tax effect on the Company’s pretax income which includes its share in the net income of the Hotel. For the three months ended September 30, 2018, the income tax expense includes adjustments relating to the changes in the deferred tax assets as a result of tax law changes.

Financial Condition and Liquidity

The Company’s cash flows are primarily generated from its Hotel operations. The Company may also receive cash generated from the investment of its cash and marketable securities and other investments.

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December 2013. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due through January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period through its maturity date of January 2024. Outstanding principal balance on the loan was $93,397,000 and $93,746,000 as of September 30, 2019 and June 30, 2019, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by Portsmouth in favor of the mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan had an interest rate of 9.75% per annum and a maturity date of January 1, 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender.

Effective as of May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of September 30, 2019, InterGroup is in compliance with both requirements.

On July 31, 2019, Mezzanine refinanced the mezzanine loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan which had a 9.75% per annum interest rate was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly.

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

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company’s marketable securities are classified as trading with unrealized gains and losses recorded through the consolidated statements of operations.

Management believes that its cash, marketable securities, and the cash flows generated from the partnership management fees, will be adequate to meet the Company’s current and future obligations. Additionally, management believes there is significant appreciated value in the Hotel property to support additional borrowings, if necessary.

The following table provides a summary as of September 30, 2019, the Company’s material financial obligations which also including interest payments:

		9 Months	Year	Year	Year	Year
	Total	2020	2021	2022	2023	2024	Thereafter
Mortgage notes payable	$113,396,000	$1,104,000	$1,547,000	$1,632,000	$1,721,000	$107,392,000	$-
Related party and other notes payable	9,464,000	3,737,000	1,006,000	1,022,000	744,000	567,000	2,388,000
Interest	26,889,000	4,972,000	6,395,000	6,283,000	6,172,000	3,067,000	-
Total	$149,749,000	$9,813,000	$8,948,000	$8,937,000	$8,637,000	$111,026,000	$2,388,000

Recently Issued and Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-11 provides entities another option for transition, allowing entities to not apply the new standard in the comparative periods they present in their financial statements in the year of adoption. Effective July 1, 2019, we adopted ASU 2016-02 using the modified retrospective approach provided by ASU 2018-11. We elected certain practical expedients permitted under the transition guidance, including the election to carryforward historical lease classification. We also elected the short-term lease practical expedient, which allowed us to not recognize leases with a term of less than twelve months on our consolidated balance sheets. In addition, we elected the lease and non-lease components practical expedient, which allowed us to calculate the present value of the fixed payments without performing an allocation of lease and non-lease components. We did not record any operating lease right-of-use (“ROU”) assets and operating lease liabilities upon adoption of the new standard as the aggregate value of the ROU assets and operating lease liabilities are immaterial relative to our total assets and liabilities as of June 30, 2019. The standard did not have an impact on our other finance leases, statements of operations or cash flows. See Note 3 and Note 10 for balances of finance lease ROU assets and liabilities, respectively.

On June 16, 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU modifies the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the timelier recognition of losses. ASU No. 2016-13 will be effective for us as of January 1, 2023. The Company is currently reviewing the effect of ASU No. 2016-13.

NOTE 2 – REVENUE

The following table present our revenues disaggregated by revenue streams.

For the three months ended September 30,	2019	2018
Hotel revenues:
Hotel rooms	$13,314,000	$13,522,000
Food and beverage	1,222,000	1,449,000
Garage	736,000	774,000
Other operating departments	157,000	65,000
Total hotel revenue	$15,429,000	$15,810,000

Performance obligations

We identified the following performance obligations for which revenue is recognized as the respective performance obligations are satisfied, which results in recognizing the amount we expect to be entitled to for providing the goods or services:

●	Cancelable room reservations or ancillary services are typically satisfied as the good or service is transferred to the hotel guest, which is generally when the room stay occurs.

●	Noncancelable room reservations and banquet or conference reservations represent a series of distinct goods or services provided over time and satisfied as each distinct good or service is provided, which is reflected by the duration of the room reservation.

●	Other ancillary goods and services are purchased independently of the room reservation at standalone selling prices and are considered separate performance obligations, which are satisfied when the related good or service is provided to the hotel guest.

●	Components of package reservations for which each component could be sold separately to other hotel guests are considered separate performance obligations and are satisfied as set forth above.

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

Contract assets and liabilities

We do not have any material contract assets as of September 30, 2019 and June 30, 2019, other than trade and other receivables, net on our condensed consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities on our condensed consolidated balance sheets. Contract liabilities increased to $1,161,000 as of September 30, 2019, from $1,215,000 as of June 30, 2019. The increase for the three months ended September 30, 2019, was primarily driven by deposits received from upcoming groups, offset by $620,000 revenue recognized that was included in the advanced deposits balance as of June 30, 2019.

Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers are less than one year.

NOTE 3 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
September 30, 2019	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Finance lease ROU assets	521,000	(61,000)	460,000
Furniture and equipment	31,209,000	(27,040,000)	4,169,000
Building and improvements	55,488,000	(27,810,000)	27,678,000
Investment in Hotel, net	$88,342,000	$(54,911,000)	$33,431,000

		Accumulated	Net Book
June 30, 2019	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Finance lease ROU assets	521,000	(35,000)	486,000
Furniture and equipment	30,585,000	(26,840,000)	3,745,000
Building and improvements	55,488,000	(27,491,000)	27,997,000
Investment in Hotel, net	$87,718,000	$(54,366,000)	$33,352,000

NOTE 4 – INVESTMENT IN REAL ESTATE

In August 2007, the Company agreed to acquire 50% interest in InterGroup Uluniu, Inc., a Hawaiian corporation and a 100% owned subsidiary of InterGroup, for $973,000, which represents an amount equal to the costs paid by InterGroup for the acquisition and carrying costs of approximately two acres of unimproved land held for development located in Maui, Hawaii. As a related-party transaction, the fairness of the financial terms of the transaction were reviewed and approved by the independent director of the Company.

NOTE 5 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At September 30, 2019, and June 30, 2019, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Value

As of September 30, 2019
Corporate
Equities	$3,300,000	$213,000	$(2,217,000)	$(2,004,000)	$1,296,000

As of June 30, 2019
Corporate
Equities	$6,923,000	$240,000	$(5,738,000)	$(5,498,000)	$1,425,000

As of September 30, 2019 and June 30, 2019, approximately 15% and 24%, respectively, of the investment marketable securities balance above is comprised of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE AMERICAN: LODE).

As of September 30, 2019 and June 30, 2019, the Company had $2,175,000 and $5,697,000, respectively, of unrealized losses related to securities held for over one year. As of September 30, 2019, and June 30, 2019, unrealized losses related to the Company’s investment in Comstock were $2,138,000 and $5,666,000, respectively. The decrease in unrealized losses is a result of reclassing $3,676,000 of unrealized gain related to Comstock that was included in the cost basis as of June 30, 2019.

Net gains (losses) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of net loss on marketable securities for the three months ended September 30, 2019 and 2018, respectively:

For the three months ended September 30,	2019	2018
Realized (loss) gain on marketable securities	$(3,000)	$24,000
Unrealized loss on marketable securities	(22,000)	(47,000)
Unrealized loss on marketable securities related to Comstock	(149,000)	(157,000)
Net loss on marketable securities	$(174,000)	$(180,000)

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

Other investments, net consist of the following:

Type	September 30, 2019	June 30, 2019

Private equity hedge fund, at cost	$137,000	$137,000
Other preferred stock	47,000	59,000
	$184,000	$196,000

NOTE 7 - FAIR VALUE MEASUREMENTS

The carrying values of the Company’s financial instruments not required to be carried at fair value on a recurring basis approximate fair value due to their short maturities (i.e., accounts receivable, other assets, accounts payable and other liabilities) or the nature and terms of the obligation (i.e., other notes payable and mortgage notes payable).

The assets measured at fair value on a recurring basis are as follows:

As of	9/30/2019	6/30/2019
Assets:	Total - Level 1	Total - Level 1
Investment in marketable securities:
REITs and real estate companies	$457,000	$451,000
Consumer cyclical	292,000	318,000
Energy	262,000	98,000
Basic materials	207,000	351,000
Financial Services	70,000	165,000
Healthcare	8,000	42,000
	$1,296,000	$1,425,000

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

			Net loss for the three months
Assets	Level 3	September 30, 2019	ended September 30, 2019

Other non-marketable investments	$184,000	$184,000	$-

			Net loss for the three months
Assets	Level 3	June 30, 2019	ended September 30, 2018

Other non-marketable investments	$196,000	$196,000	$-

For the three months ended September 30, 2019 and 2018, we received distribution from other non-marketable investments of $12,000 and $29,000, respectively.

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

NOTE 8 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows:

As of	9/30/2019	6/30/2019

Cash and cash equivalents	$9,948,000	$9,789,000
Restricted cash	10,995,000	11,027,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$20,943,000	$20,816,000

Restricted cash is comprised of amounts held by lenders for payment of real estate taxes, insurance, replacement and capital addition reserves for the Hotel. It also includes key money received from Interstate that is restricted for capital improvements for the Hotel.

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

Information below represents reporting segments for the three months ended September 30, 2019 and 2018, respectively. Operating income from Hotel operations consists of the operation of the hotel and operation of the garage. Income (loss) from investment transactions consist of net investment gain (loss), impairment loss on other investments, net unrealized gain (loss) on other investments, dividend and interest income and trading and margin interest expense. The other segment consists of corporate general and administrative expenses and the income tax (expense) benefit for the entire Company.

As of and for the three months	Hotel	Investment
ended September 30, 2019	Operations	Transactions	Corporate	Total
Revenues	$15,429,000	$-		$15,429,000
Segment operating expenses	(11,348,000)	-	(205,000)	(11,553,000)
Segment income (loss)	4,081,000	-	(205,000)	3,876,000
Interest expense	(1,923,000)	-	-	(1,923,000)
Depreciation and amortization expense	(544,000)	-	-	(544,000)
Loss from investments	-	(166,000)	-	(166,000)
Income tax expense	-	-	(318,000)	(318,000)
Net income (loss)	$1,614,000	$(166,000)	$(523,000)	$925,000
Total assets	$55,636,000	$1,480,000	$5,365,000	$62,481,000

For the three months	Hotel	Investment
ended September 30, 2018	Operations	Transactions	Corporate	Total
Revenues	$15,810,000	$-	$-	$15,810,000
Segment operating expenses	(10,810,000)	-	(164,000)	(10,974,000)
Segment income (loss)	5,000,000	-	(164,000)	4,836,000
Interest expense	(1,905,000)	-	-	(1,905,000)
Depreciation and amortization expense	(593,000)	-	-	(593,000)
Loss from investments	-	(226,000)	-	(226,000)
Income tax expense	-	-	(630,000)	(630,000)
Net income (loss)	$2,502,000	$(226,000)	$(794,000)	$1,482,000

NOTE 10 - RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of related party and other notes payable as of September 30, 2019 and June 30, 2019, respectively.

As of	9/30/2019	6/30/2019
Note payable - InterGroup	$3,000,000	$3,000,000
Note payable - Hilton	3,246,000	3,325,000
Note payable - Interstate	1,833,000	1,896,000
Total related party and other notes payable	$8,079,000	$8,221,000

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to December 31, 2019.

Note payable to Hilton (Franchisor) is a self-exhausting, interest free development incentive note which is reduced by approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton.

On February 1, 2017, Justice entered into an HMA with Interstate to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second (2nd) anniversary of the takeover date. As of September 30, 2019 and June 30, 2019, balance of the key money plus accrued interest is $999,000 and $2,049,000, respectively, and is included in restricted cash in the condensed consolidated balance sheets. Unamortized portion of the key money is included in the related party notes payable in the condensed consolidated balance sheets.

As of September 30, 2019, the Company had finance lease obligations outstanding of $1,385,000. These finance leases expire in various years through 2023 at rates ranging from 5.77% to 6.25% per annum. Minimum future lease payments for assets under finance leases as of September 30, 2019 are as follows:

For the year ending June 30,
2020	$369,000
2021	492,000
2022	482,000
2023	183,000
Total minimum lease payments	1,526,000
Less interest on finance lease	(141,000)
Present value of future minimum lease payments	$1,385,000

Future minimum principal payments for all related party and other financing transactions are as follows:

For the year ending June 30,
2020	$3,737,000
2021	1,006,000
2022	1,022,000
2023	744,000
2024	567,000
Thereafter	2,388,000
$9,464,000

As of September 30, 2019 and June 30, 2019, the Company had accounts payable to related party of $2,264,000 and $2,122,000, respectively. These are amounts due to InterGroup and they represent certain shared costs and expenses, primarily general and administrative expenses, rent, insurance and other expenses that are allocated among the Company, Santa Fe and InterGroup.

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

NOTE 11 – ACCOUNTS PAYABLE AND OTHER LIABILITIES - JUSTICE

The following summarizes the balances of accounts payable and other liabilities -Justice as of September 30, 2019 and June 30, 2019, respectively.

As of	9/30/2019	6/30/2019
Trade payable	$1,581,000	$1,792,000
Advance deposits	1,161,000	1,215,000
Property tax payable	1,538,000	1,046,000
Payroll and related accruals	2,639,000	2,584,000
Interest payable	411,000	412,000
Withholding and other taxes payable	1,193,000	1,831,000
Security deposit	52,000	52,000
Other payables	2,183,000	2,366,000
Total accounts payable and other liabilities - Justice	$10,758,000	$11,298,000

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “could,” “might” and similar expressions, are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, such as national and worldwide economic conditions, including the impact of recessionary conditions on tourism, travel and the lodging industry, the impact of terrorism and war on the national and international economies, including tourism and securities markets, energy and fuel costs, natural disasters, general economic conditions and competition in the hotel industry in the San Francisco area, seasonality, labor relations and labor disruptions, actual and threatened pandemics such as swine flu, partnership distributions, the ability to obtain financing at favorable interest rates and terms, securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

The Company’s principal source of revenue continues to be derived from its general and limited partnership interest in the Justice Investors Limited Partnership (“Justice” or the “Partnership”) inclusive of hotel room revenue, food and beverage revenue, garage revenue, and revenue from other operating departments. Justice owns the Hotel and related facilities, including a five-level underground parking garage. The financial statements of Justice have been consolidated with those of the Company.

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

On February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel and related facilities with an effective takeover date of February 3, 2017. The term of HMA is for an initial period of ten years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The Company had net income of $925,000 for the three months ended September 30, 2019 compared to net income of $1,482,000 for the three months ended September 30, 2018. The decrease in net income is primarily attributable to reduced revenues from the Hotel and increase in Hotel operating expenses.

Hotel Operations

The Company had net income from Hotel operations of $1,614,000 for the three months ended September 30, 2019 compared to net income of $2,502,000 for the three months ended September 30, 2018. The decrease in net income is primarily attributable to reduced revenues and increased operating expenses.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended September 30, 2019 and 2018.

For the three months ended September 30,	2019	2018
Hotel revenues:
Hotel rooms	$13,314,000	$13,522,000
Food and beverage	1,222,000	1,449,000
Garage	736,000	774,000
Other operating departments	157,000	65,000
Total hotel revenues	15,429,000	15,810,000
Operating expenses excluding depreciation and amortization	(11,348,000)	(10,810,000)
Operating income before interest, depreciation and amortization	4,081,000	5,000,000
Interest expense - mortgage	(1,923,000)	(1,905,000)
Depreciation and amortization expense	(544,000)	(593,000)
Net income from Hotel operations	$1,614,000	$2,502,000

For the three months ended September 30, 2019, the Hotel had operating income of $4,081,000 before interest expense, depreciation and amortization on total operating revenues of $15,429,000 compared to operating income of $5,000,000 before interest expense, depreciation and amortization on total operating revenues of $15,810,000 for the three months ended September 30, 2018. Hotel room revenue decreased by $208,000 for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The decrease is primarily due to the timing of Dreamforce, one of the largest annual citywide conventions in San Francisco, from September in 2018 to November in 2019. Without the large citywide convention such as Dreamforce, the Hotel had to lower rates and sell to smaller groups. Food and beverage revenue decreased by $227,000 primarily due to decrease in banquet and catering revenue as room revenue shifted towards the transient segment from groups with banquet and catering spending. Revenue from garage decreased by $38,000 as the number of hotel guests using rideshare services increased. Other operating departments revenue increased by $92,000 primarily due to increase in group cancellation revenue.

Total operating expenses increased by $538,000 primarily due to annual wage increase per union bargaining agreements.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the three months ended September 30, 2019 and 2018.

Three Months Ended September 30,	Average Daily Rate	Average Occupancy %	RevPAR

2019	$271	98%	$266
2018	$277	97%	$270

The Hotel’s revenues decreased by 2.4% this quarter as compared to the previous comparable quarter. Average daily rate decreased by $6, average occupancy increased by 1%, and RevPAR decreased by $4 for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Investment Transactions

The Company had a net loss in on marketable securities of $174,000 for the three months ended September 30, 2019 compared to a net loss on marketable securities of $180,000 for the three months ended September 30, 2018. For the three months ended September 30, 2019, the Company had a net realized loss of $4,000 and a net unrealized loss of $171,000. For the three months ended September 30, 2018, the Company had a net realized gain of $24,000 and a net unrealized loss of $204,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel. The income tax expense during the three months ended September 30, 2019 and 2018 represents the income tax effect on the Company’s pretax income which includes its share in the net income of the Hotel.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of September 30, 2019 and June 30, 2019 by selected industry groups.

		% of Total
As of September 30, 2019		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$457,000	35.3%
Consumer cyclical	292,000	22.5%
Energy	262,000	20.2%
Basic materials	207,000	16.0%
Financial services	70,000	5.4%
Healthcare	8,000	0.6%
	$1,296,000	100.0%

		% of Total
As of June 30, 2019		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$451,000	31.7%
Basic materials	351,000	24.6%
Consumer cyclical	318,000	22.3%
Financial Services	165,000	11.6%
Energy	98,000	6.9%
Healthcare	42,000	2.9%
	$1,425,000	100.0%

As of September 30, 2019, 20% of the Company’s investment in marketable securities portfolio consists of the common stock of American Realty Investors, Inc. (NYSE: ARL) which is included in the REITs and real estate companies’ industry group.

The following table shows the net loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended September 30,	2019	2018
Net loss on marketable securities	$(174,000)	$(180,000)
Dividend and interest income	47,000	8,000
Margin interest expense	(9,000)	(18,000)
Trading and management expenses	(30,000)	(36,000)
	$(166,000)	$(226,000)

FINANCIAL CONDITION AND LIQUIDITY

The Company’s cash flows are primarily generated from its Hotel operations and general partner management fees. The Company may also receive cash generated from the investment of its cash and marketable securities and other investments.

To fund the redemption of limited partnership interests and to repay the prior mortgage, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December of 2013. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum and matures in January 2024. Outstanding principal balance on the loan was $93,397,000 and $93,746,000 as of September 30, 2019 and June 30, 2019, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by the Portsmouth in favor of the mortgage lender. The mezzanine loan is a secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan had an interest rate of 9.75% per annum and a maturity date of January 1, 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. On July 31, 2019, Mezzanine refinanced the Mezzanine Loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly.

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to December 31, 2019. The balance of this loan was $3,000,000 as of September 30, 2019 and June 30, 2019, and are included in the related party and other note payable in the condensed consolidated balance sheets.

The Hotel has continued to generate strong revenue growth. While the debt service requirements related to the loans may create some additional risks for the Company and its ability to generate cash flows in the future, management believes that cash flows from the operations of the Hotel and the garage will continue to be sufficient to meet all of the Partnership’s current and future obligations and financial requirements.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company’s marketable securities are classified as trading with unrealized gains and losses recorded through the consolidated statements of operations.

Management believes that its cash, marketable securities, and the cash flows generated from the partnership management fees, will be adequate to meet the Company’s current and future obligations. Additionally, management believes there is significant appreciated value in the Hotel property to support additional borrowings, if necessary.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of September 30, 2019, the Company’s material financial obligations which also includes interest payments:

		9 Months	Year	Year	Year	Year
	Total	2020	2021	2022	2023	2024	Thereafter
Mortgage notes payable	$113,396,000	$1,104,000	$1,547,000	$1,632,000	$1,721,000	$107,392,000	$-
Related party and other notes payable	9,464,000	3,737,000	1,006,000	1,022,000	744,000	567,000	2,388,000
Interest	26,889,000	4,972,000	6,395,000	6,283,000	6,172,000	3,067,000	-
Total	$149,749,000	$9,813,000	$8,948,000	$8,937,000	$8,637,000	$111,026,000	$2,388,000

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no material off balance sheet arrangements.

IMPACT OF INFLATION

Hotel room rates are typically impacted by supply and demand factors, not inflation, since rental of a hotel room is usually for a limited number of nights. Room rates can be, and usually are, adjusted to account for inflationary cost increases. Since Interstate has the power and ability to adjust hotel room rates on an ongoing basis, there should be minimal impact on partnership revenues due to inflation. Partnership revenues are also subject to interest rate risks, which may be influenced by inflation. For the two most recent fiscal years, the impact of inflation on the Company’s income is not viewed by management as material.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the three months ended September 30, 2019 except for the adoption of ASU 2016-02. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 for a summary of the critical accounting policies.

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

PART II.

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

During the period ending September 30, 2019, there were no pending or threatened legal actions.

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

PORTSMOUTH SQUARE, INC.
(Registrant)

Date: October 24, 2019	by	/s/ John V. Winfield
John V. Winfield
President, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: October 24, 2019	by	/s/ Danfeng Xu
Danfeng Xu
Treasurer and Controller
(Principal Financial Officer)