Form 10-Q
period 2021-03-31
PORTSMOUTH SQUARE INC
filed 2021-05-21
CIK 79661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

The number of shares outstanding of registrant’s Common Stock, as of May 21, 2021 was 734,187.

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NONE	NONE	NONE

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

As of	March 31, 2021	June 30, 2020
ASSETS
Investment in hotel, net	$31,435,000	$32,481,000
Investment in real estate	-	980,000
Investment in marketable securities	1,603,000	565,000
Other investments, net	20,000	87,000
Cash and cash equivalents	3,298,000	4,710,000
Restricted cash	5,785,000	11,675,000
Accounts receivable - hotel, net	122,000	251,000
Other assets, net	873,000	831,000
Deferred tax assets	8,969,000	5,974,000

Total assets	$52,105,000	$57,554,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities - Justice	$6,476,000	$7,588,000
Accounts payable and other liabilities	269,000	255,000
Accounts payable to related party	2,991,000	2,385,000
Related party notes payable	10,145,000	7,604,000
Other note payable	6,719,000	4,719,000
Finance Leases	783,000	1,098,000
Mortgage notes payable - hotel, net	110,465,000	111,446,000

Total liabilities	137,848,000	135,095,000

Shareholders’ deficit:
Common stock, no par value: Authorized shares - 750,000; 734,183 shares issued and outstanding shares as of March 31, 2021 and June 30, 2020	2,092,000	2,092,000
Accumulated deficit	(85,438,000)	(73,809,000)
Total Portsmouth shareholders’ deficit	(83,346,000)	(71,717,000)
Noncontrolling interest	(2,397,000)	(5,824,000)
Total shareholders’ deficit	(85,743,000)	(77,541,000)

Total liabilities and shareholders’ deficit	$52,105,000	$57,554,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

For the three months ended March 31,	2021	2020

Revenue - Hotel	$2,902,000	$11,259,000

Costs and operating expenses
Hotel operating expenses	(3,990,000)	(10,060,000)
Hotel depreciation and amortization expense	(503,000)	(547,000)
General and administrative expense	(201,000)	(167,000)

Total costs and operating expenses	(4,694,000)	(10,774,000)

(Loss) income from operations	(1,792,000)	485,000

Other income (expense)
Interest expense - mortgage	(1,675,000)	(1,703,000)
Interest expense - related party	(158,000)	(90,000)
Net loss on marketable securities	(15,000)	(294,000)
Net gain (loss) on marketable securities - Comstock	1,283,000	(13,000)
Impairment loss on other investments	(15,000)	(38,000)
Dividend and interest income	1,000	41,000
Trading and margin interest expense	(35,000)	(33,000)

Total other expense, net	(614,000)	(2,130,000)

Loss before income taxes	(2,406,000)	(1,645,000)
Income tax benefit	669,000	440,000

Net loss	(1,737,000)	(1,205,000)
Less:Net (gain) loss attributable to noncontrolling interest	(223,000)	82,000

Net loss attributable to Portsmouth	$(1,960,000)	$(1,123,000)

Basic and diluted net loss per share attributable to Portsmouth	$(2.67)	$(1.53)

Weighted average number of common shares outstanding - basic and diluted	734,183	734,183

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

For the nine months ended March 31,	2021	2020

Revenue - Hotel	$9,436,000	$41,589,000

Costs and operating expenses
Hotel operating expenses	(14,156,000)	(33,138,000)
Hotel depreciation and amortization expense	(1,566,000)	(1,653,000)
General and administrative expense	(561,000)	(553,000)

Total costs and operating expenses	(16,283,000)	(35,344,000)

(Loss) income from operations	(6,847,000)	6,245,000

Other income (expense)
Interest expense - mortgage	(5,076,000)	(5,270,000)
Interest expense - related party	(339,000)	(271,000)
Net gain (loss) on marketable securities	69,000	(327,000)
Net gain (loss) on marketable securities - Comstock	1,315,000	(194,000)
Impairment loss on other investments	(38,000)	(38,000)
Dividend and interest income	16,000	129,000
Trading and margin interest expense	(91,000)	(103,000)

Total other expense, net	(4,144,000)	(6,074,000)

(Loss) income before income taxes	(10,991,000)	171,000
Income tax benefit (expense)	2,995,000	(25,000)

Net (loss) income	(7,996,000)	146,000
Less:Net loss (income) attributable to the noncontrolling interest	300,000	(62,000)

Net (loss) income attributable to Portsmouth	$(7,696,000)	$84,000

Basic and diluted net (loss) income per share attributable to Portsmouth	$(10.48)	$0.11

Weighted average number of common shares outstanding - basic and diluted	734,183	734,183

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

				Total
				Portsmouth		Total
	Common Stock		Accumulated	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Deficit	Deficit	Interest	Deficit

Balance at July 1, 2020	734,183	$2,092,000	$(73,809,000)	$(71,717,000)	$(5,824,000)	$(77,541,000)

Net loss	-	-	(2,751,000)	(2,751,000)	(264,000)	(3,015,000)

Balance at September 30, 2020	734,183	2,092,000	(76,560,000)	(74,468,000)	(6,088,000)	(80,556,000)

Net loss	-	-	(2,985,000)	(2,985,000)	(259,000)	(3,244,000)

Balance at December 31, 2020	734,183	2,092,000	(79,545,000)	(77,453,000)	(6,347,000)	(83,800,000)

Net (loss) gain	-	-	(1,960,000)	(1,960,000)	223,000	(1,737,000)

Reclassify Justice NCI	-	-	(3,933,000)	(3,933,000)	3,933,000	-

Investment in Justice	-	-	-	-	(206,000)	(206,000)

Shares Issued	4	-	-	-	-	-

Balance at March 31, 2021	734,187	$2,092,000	$(85,438,000)	$(83,346,000)	$(2,397,000)	$(85,743,000)

				Total
				Portsmouth		Total
	Common Stock		Accumulated	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Deficit	Deficit	Interest	Deficit

Balance at July 1, 2019	734,183	$2,092,000	$(70,876,000)	$(68,784,000)	$(5,534,000)	$(74,318,000)

Net income	-	-	826,000	826,000	99,000	925,000

Balance at September 30, 2019	734,183	2,092,000	(70,050,000)	(67,958,000)	(5,435,000)	(73,393,000)

Net income	-	-	381,000	381,000	45,000	426,000

Balance at December 31, 2019	734,183	2,092,000	(69,669,000)	(67,577,000)	(5,390,000)	(72,967,000)

Net loss	-	-	(1,123,000)	(1,123,000)	(82,000)	(1,205,000)

Balance at March 31, 2020	734,183	$2,092,000	$(70,792,000)	$(68,700,000)	$(5,472,000)	$(74,172,000)

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENDSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the nine months ended March 31,	2021	2020
Cash flows from operating activities:
Net (loss) income	$(7,996,000)	$146,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net unrealized (gain) loss on marketable securities	(1,644,000)	346,000
Deferred taxes	(2,995,000)	26,000
Impairment loss on other investments	38,000	38,000
Depreciation and amortization	1,388,000	1,519,000
Changes in operating assets and liabilities:
Investment in marketable securities	606,000	748,000
Accounts receivable	129,000	665,000
Other assets	(42,000)	(222,000)
Accounts payable and other liabilities - Justice	(1,112,000)	(3,182,000)
Accounts payable and other liabilities	14,000	51,000
Accounts payable related party	606,000	121,000
Due to securities broker	-	(151,000)
Obligations for securities sold	-	(325,000)
Net cash used in operating activities	(11,008,000)	(220,000)

Cash flows from investing activities:
Payments for hotel furniture, equipment and building improvements	(490,000)	(1,206,000)
Proceeds from other investments	29,000	29,000
Proceeds from (payments for) real estate investments	980,000	(3,000)
Investment in Justice	(206,000)	-
Net cash provided by (used in) investing activities	313,000	(1,180,000)

Cash flows from financing activities:
Proceeds from other note payable - related party	2,950,000	-
Proceeds from other note payable - SBA Loan	2,000,000	-
Payments of mortgage and other notes payable	(1,507,000)	(1,399,000)
Issuance cost from refinance of mortgage note payable	-	(480,000)
Issuance cost from refinance of related party note payable	(50,000)	(80,000)
Net cash provided by (used in) financing activities	3,393,000	(1,959,000)

Net decrease in cash, cash equivalents, and restricted cash	(7,302,000)	(3,359,000)
Cash, cash equivalents, and restricted cash at the beginning of the period	16,385,000	20,816,000
Cash, cash equivalents, and restricted cash at the end of the period	$9,083,000	$17,457,000

Supplemental information:
Interest paid	$5,415,000	$5,560,000
Taxes paid	$22,000	$2,000

Non-cash transaction:
Additions to Hotel equipment through capital lease	$30,000	$30,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements included herein have been prepared by Portsmouth Square, Inc. (“Portsmouth” or the “Company”), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of Portsmouth and the notes therein included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020. The March 31, 2021 condensed consolidated balance sheet was derived from the consolidated balance sheet as included in the Company’s Form 10-K for the year ended June 30, 2020.

The results of operations for the nine months ended March 31, 2021 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2021.

Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice Investors Limited Partnership, a California limited partnership (“Justice” or the “Partnership”). As of March 31, 2021, Portsmouth has a 97.5% limited partnership interest in Justice and is the sole general partner. The financial statements of Justice are consolidated with those of the Company.

Effective February 19, 2021, Santa Fe Financial Corporation (“Santa Fe”), a public company, was liquidated and all of its assets including its 68.8% interest in Portsmouth was distributed to its shareholders in exchange for their Santa Fe common stock. As a result, as of March 31, 2021, the InterGroup Corporation (“InterGroup”), a public company, owns approximately 71.3% of the outstanding common shares of Portsmouth. As of March 31, 2021, the Company’s President, Chairman of the Board and Chief Executive Officer, John Winfield, owns approximately 2.5% of the outstanding common shares of the Company. Mr. Winfield also serves as the President, Chairman of the Board and Chief Executive Officer of InterGroup.

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

Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel, along with its five-level parking garage, with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the takeover date and automatically renews for successive one (1) year periods, to not exceed five years in the aggregate, subject to certain conditions. Under the terms on the HMA, base management fee payable to Interstate shall be one and seven-tenths percent (1.70%) of total Hotel revenue. On October 25, 2019, Interstate merged with Aimbridge Hospitality, North America’s largest independent hotel management firm. With the completion of the merger, the newly combined company will be positioned under the Aimbridge Hospitality (“Aimbridge”) name in the Americas.

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

Income Tax

The Company consolidates Justice (“Hotel”) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel. The income tax benefit (expense) during the nine months ended March 31, 2021 and 2020 represent the income tax effect on the Company’s pretax (loss) income which includes its share in the net (loss) income of the Hotel.

Recently Issued and Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-11 provides entities another option for transition, allowing entities to not apply the new standard in the comparative periods they present in their financial statements in the year of adoption. Effective July 1, 2019, we adopted ASU 2016-02 using the modified retrospective approach provided by ASU 2018-11. We elected certain practical expedients permitted under the transition guidance, including the election to carryforward historical lease classification. We also elected the short-term lease practical expedient, which allowed us to not recognize leases with a term of less than twelve months on our consolidated balance sheets. In addition, we elected the lease and non-lease components practical expedient, which allowed us to calculate the present value of the fixed payments without performing an allocation of lease and non-lease components. We did not record any operating lease right-of-use (“ROU”) assets and operating lease liabilities upon adoption of the new standard as the aggregate value of the ROU assets and operating lease liabilities are immaterial relative to our total assets and liabilities as of June 30, 2020 and 2019. The standard did not have an impact on our other finance leases, statements of operations or cash flows. See Note 4 and Note 11 for balances of finance lease ROU assets and liabilities, respectively.

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

NOTE 2 - LIQUIDITY

Historically, our cash flows have been primarily generated from our Hotel operations. However, the responses by federal, state, and local civil authorities to the COVID-19 pandemic has had a material detrimental impact on our liquidity. For the nine months ended March 31, 2021, our net cash flow used in operations was $11,008,000. For the nine months ended March 31, 2020, our net cash flow used in operations was $220,000. We have taken several steps to preserve capital and increase liquidity at our Hotel, including implementing strict cost management measures to eliminate non-essential expenses, postponing capital expenditures, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets.

The Company had cash and cash equivalents of $3,298,000 and $4,710,000 as of March 31, 2021 and June 30, 2020, respectively. In addition, the Hotel had $5,785,000 and $10,666,000 of restricted cash held by its senior lender Wells Fargo Bank, N.A. (“Lender”) as of March 31, 2021 and June 30, 2020, respectively. Of the $10,666,000 restricted cash held as of June 30, 2020, $2,432,000 was for a possible future property improvement plan (“PIP”) requested by our franchisor, Hilton. However, Hilton has confirmed that it will not require a PIP for our Hotel until relicensing which shall occur at the earlier of (i) January 2030, which is six years after the maturity date of our current senior and mezzanine loans, or (ii) upon the sale of our Hotel. On August 19, 2020, Lender released PIP deposits in the amount of $2,379,000 to the Hotel. The funds were utilized to fund operating expenses, including franchise and management fees and other expenses.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). Justice received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, Justice has used the proceeds from the SBA Loan primarily for payroll costs. As of March 31, 2021, Justice had used all proceeds of the SBA Loan in qualified expenses. The SBA Loan is scheduled to mature on April 9, 2022 with a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. If the SBA approves the forgiveness amount, all payments of principal and interest are deferred until the date the forgiveness amount is remitted by the SBA to CIBC. If the SBA does not forgive any amount of the loan, payments would start within 30 days. Repayment obligations under the loan may be forgiven if the funds are used for payroll and other qualified expenses. All unforgiven portion of the principal and accrued interest will be due at maturity. On December 29, 2020, Justice submitted its application for full loan forgiveness. As of March 31, 2021, the SBA has not forgiven the SBA Loan.

On February 3, 2021, Justice entered into a second loan agreement (“Second SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the Second SBA Loan. Justice will use proceeds from the Second SBA Loan primarily for payroll costs. The Second SBA Loan is scheduled to mature on February 3, 2026 and has a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. All payments of principal and interest are deferred until either: (a) if the SBA approves the forgiveness amount, the date the forgiveness amount is remitted by the SBA to CIBC; or (b) if Justice does not apply for forgiveness within 10 months after the last day of the covered period specified in the loan agreement or if the forgiveness amount is not approved, the date that is 10 months after the last day of the covered period. The loan may be forgiven if the funds are used for payroll and other qualified expenses. All unforgiven portion of the principal and accrued interest will be due at maturity. As of March 31, 2021, unused portion of the Second SBA Loan was $350,000.

In order to increase its liquidity position and to take advantage of the favorable interest rate environment, InterGroup refinanced its 151-unit apartment complex in Parsippany, New Jersey on April 30, 2020, generating net proceeds of $6,814,000. In June 2020, InterGroup refinanced one of its California properties and generated net proceeds of $1,144,000. During the nine months ended March 31, 2021, InterGroup completed refinancing on three of its California properties and generated net proceeds of $5,384,000. InterGroup is currently evaluating other refinancing opportunities and it could refinance additional multifamily properties should the need arise, or should management consider the interest rate environment favorable. InterGroup has an uncollateralized $8,000,000 revolving line of credit from CIBC Bank USA (“CIBC”) and the entire $8,000,000 is available to be drawn down as of March 31, 2021 should additional liquidity be necessary. On August 28, 2020, Santa Fe sold its 27-unit apartment complex located in Santa Monica, California for $15,650,000 and realized a gain on the sale of approximately $12,043,000. Santa Fe will manage its federal and state income tax liability, and anticipates the utilization of its available net operating losses and capital loss carryforwards. Santa Fe received net proceeds of $12,163,000 after selling costs and repayment of InterGroup’s RLOC of $2,985,000 as InterGroup had drawn on its RLOC in July 2018 to pay off the previous Fannie Mae mortgage on the property. Furthermore, pursuant to the Contribution Agreement between Santa Fe and InterGroup, Santa Fe paid InterGroup $662,000 from the sale.

As the sole general partner of Justice that controls approximately 97.5% of the voting interest in the Partnership, Portsmouth has the ability to amend the partnership agreement to allow for capital calls to the limited partners of Justice if needed. The majority of any capital calls will be met by Portsmouth. Portsmouth will have financing availability, upon the authorization of the respective board of directors, to borrow from InterGroup to meet any capital calls and its other obligations during the next twelve months and beyond. On August 28, 2020, the Board of InterGroup passed resolution to provide funding to Portsmouth if necessary. On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000. Since December 2020, InterGroup has advanced $2,950,000 to Justice per the aforementioned loan modification agreement. The Partnership is also allowed to seek additional loans and sell partnership interests. Upon the consent of the general partner and a super majority in interest, the Partnership may sell additional classes or series of units of the Partnership under certain conditions in order to raise additional capital.

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

The following table provides a summary as of March 31, 2021, the Company’s material financial obligations which also including interest payments:

		3 Months	Year	Year	Year	Year
	Total	2021	2022	2023	2024	2025	Thereafter
Mortgage notes payable	$111,130,000	$385,000	$1,632,000	$1,721,000	$107,392,000	$-	$-
SBA loans and other notes payable	7,502,000	119,000	5,200,000	183,000	-	-	2,000,000
Related party notes payable	10,178,000	379,000	6,517,000	567,000	567,000	567,000	1,581,000
Interest	17,290,000	1,365,000	6,291,000	6,180,000	3,454,000	-	-
Total	$146,100,000	$2,248,000	$19,640,000	$8,651,000	$111,413,000	$567,000	$3,581,000

NOTE 3 – REVENUE

The following table present our revenues disaggregated by revenue streams.

For the three months ended March 31,	2021	2020
Hotel revenues:
Hotel rooms	$2,368,000	$9,642,000
Food and beverage	17,000	874,000
Garage	479,000	650,000
Other operating departments	38,000	93,000
Total hotel revenue	$2,902,000	$11,259,000

For the nine months ended March 31,	2021	2020
Hotel revenues:
Hotel rooms	$7,842,000	$35,453,000
Food and beverage	130,000	3,521,000
Garage	1,373,000	2,162,000
Other operating departments	91,000	453,000
Total hotel revenue	$9,436,000	$41,589,000

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

Contract assets and liabilities

We do not have any material contract assets as of March 31, 2021 and June 30, 2020, other than trade and other receivables, net on our condensed consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities on our condensed consolidated balance sheets. Contract liabilities decreased to $173,000 as of March 31, 2021, from $375,000 as of June 30, 2020. The decrease for the nine months ended March 31, 2021 was primarily driven by $202,000 of revenue recognized and refunds issued to guests as a result of the COVID-19 outbreak.

Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers are less than one year.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
March 31, 2021	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Finance lease ROU assets	1,805,000	(527,000)	1,278,000
Furniture and equipment	30,438,000	(27,857,000)	2,581,000
Building and improvements	56,194,000	(29,742,000)	26,452,000
Investment in Hotel, net	$89,561,000	$(58,126,000)	$31,435,000

		Accumulated	Net Book
June 30, 2020	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Finance lease ROU assets	1,775,000	(291,000)	1,484,000
Furniture and equipment	30,528,000	(27,498,000)	3,030,000
Building and improvements	55,614,000	(28,771,000)	26,843,000
Investment in Hotel, net	$89,041,000	$(56,560,000)	$32,481,000

NOTE 5 – INVESTMENT IN REAL ESTATE

In August 2007, the Company agreed to acquire 50% interest in InterGroup Uluniu, Inc. (“Uluniu”), a Hawaiian corporation and a 100% owned subsidiary of InterGroup, for $973,000, which represents an amount equal to the costs paid by InterGroup for the acquisition and carrying costs of approximately two acres of unimproved land held for development located in Maui, Hawaii. In March 2021, in an effort to make both companies more efficient, InterGroup purchased back the 50% interest of Uluniu from Portsmouth for $980,000, which represents Portsmouth’s carrying cost of the investment. No gains or losses were realized as a result of the transaction since it was a related-party transaction. As a related-party transaction, the fairness of the financial terms of the transactions were reviewed and approved by the independent director of the Company.

NOTE 6 - INVESTMENT IN MARKETABLE SECURITIES, NET

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

On March 31, 2021, and June 30, 2020, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Fair Value

As of March 31, 2021
Corporate
Equities	$3,348,000	$206,000	$(1,951,000)	$(1,745,000)	$1,603,000

As of June 30, 2020
Corporate
Equities	$3,955,000	$66,000	$(3,456,000)	$(3,390,000)	$565,000

As of March 31, 2021, and June 30, 2020, approximately 77% and 60% of the investment marketable securities balance above is comprised of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE AMERICAN: LODE), respectively.

As of March 31, 2021, and June 30, 2020, the Company had $1,946,000 and $3,448,000, respectively, of unrealized losses related to securities held for over one year; of which $1,845,000 and $3,400,000 are related to its investment in Comstock, respectively.

Net gains (losses) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of net gain (loss) on marketable securities for the three and nine months ended March 31, 2021 and 2020, respectively:

For the three months ended March 31,	2021	2020
Realized loss on marketable securities, net	$(11,000)	$(192,000)
Realized loss on marketable securities related to LODE	(250,000)	-
Unrealized gain (loss) on marketable securities, net	80,000	(102,000)
Unrealized gain (loss) on marketable securities related to LODE	1,565,000	(13,000)
Net gain (loss) on marketable securities	$1,384,000	$(307,000)

For the nine months ended March 31,	2021	2020
Realized loss on marketable securities, net	$-	$(175,000)
Realized loss on marketable securities related to LODE	(250,000)	-
Unrealized loss on marketable securities, net	(15,000)	(152,000)
Unrealized gain (loss) on marketable securities related to LODE	1,533,000	(194,000)
Net gain (loss) on marketable securities	$1,268,000	$(346,000)

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

Other investments, net consist of the following:

Type	March 31, 2021	June 30, 2020

Private equity hedge fund, at cost	$20,000	$57,000
Other preferred stock	-	30,000
	$20,000	$87,000

NOTE 8 - FAIR VALUE MEASUREMENTS

The carrying values of the Company’s financial instruments not required to be carried at fair value on a recurring basis approximate fair value due to their short maturities (i.e., accounts receivable, other assets, accounts payable and other liabilities) or the nature and terms of the obligation (i.e., other notes payable and mortgage notes payable).

The assets measured at fair value on a recurring basis are as follows:

As of	March 31, 2021	June 30, 2020
	Total - Level 1	Total - Level 1
Assets:
Investment in marketable securities:
Basic materials	$1,265,000	$377,000
REITs and real estate companies	276,000	162,000
Industrials	62,000	-
Energy	-	26,000
	$1,603,000	$565,000

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

			Net loss for the nine months
Assets	Level 3	March 31, 2021	ended March 31, 2021

Other non-marketable investments	$20,000	$20,000	$(38,000)

			Net loss for the nine months
Assets	Level 3	June 30, 2020	ended March 31, 2020

Other non-marketable investments	$87,000	$87,000	$(38,000)

For the nine months ended March 31, 2021 and 2020, we received distribution from other non-marketable investments of $29,000 and $29,000, respectively.

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

NOTE 9 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows:

As of	March 31, 2021	June 30, 2020

Cash and cash equivalents	$3,298,000	$4,710,000
Restricted cash	5,785,000	11,675,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$9,083,000	$16,385,000

Restricted cash is comprised of amounts held by lenders for payment of real estate taxes, insurance, replacement and capital addition reserves for the Hotel. As of June 30, 2020, restricted cash also includes key money received from Interstate that is restricted for capital improvements for the Hotel. As of March 31, 2021, the key money balance was zero as Hotel obtained approval from Interstate to use the funds for hotel operations during the first quarter of fiscal year 2021.

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

Information below represents reporting segments for the three and nine months ended March 31, 2021 and 2020, respectively. Operating (loss) income from Hotel operations consists of the operation of the hotel and operation of the garage. Income (loss) from investment transactions consist of net investment gain (loss), impairment loss on other investments, net unrealized gain (loss) on other investments, dividend and interest income and trading and margin interest expense. The other segment consists of corporate general and administrative expenses and the income tax (expense) benefit for the entire Company.

As of and for the three months	Hotel	Investment
ended March 31, 2021	Operations	Transactions	Corporate	Total
Revenues	$2,902,000	$-	$-	$2,902,000
Segment operating expenses	(3,990,000)	-	(201,000)	(4,191,000)
Segment loss	(1,088,000)	-	(201,000)	(1,289,000)
Interest expense - mortgage and related party	(1,833,000)	-	-	(1,833,000)
Depreciation and amortization expense	(503,000)	-	-	(503,000)
Gain from investments	-	1,219,000	-	1,219,000
Income tax benefit	-	-	669,000	669,000
Net income (loss)	$(3,424,000)	$1,219,000	$468,000	$(1,737,000)
Total assets	$40,152,000	$1,623,000	$10,330,000	$52,105,000

For the three months	Hotel	Investment
ended March 31, 2020	Operations	Transactions	Corporate	Total
Revenues	$11,259,000	$-	$-	$11,259,000
Segment operating expenses	(10,060,000)	-	(167,000)	(10,227,000)
Segment income (loss)	1,199,000	-	(167,000)	1,032,000
Interest expense - mortgage and related party	(1,793,000)	-	-	(1,793,000)
Depreciation and amortization expense	(547,000)	-	-	(547,000)
Loss from investments	-	(337,000)	-	(337,000)
Income tax benefit	-	-	440,000	440,000
Net income (loss)	$(1,141,000)	$(337,000)	$273,000	$(1,205,000)

As of and for the nine months	Hotel	Investment
ended March 31, 2021	Operations	Transactions	Corporate	Total
Revenues	$9,436,000	$-	$-	$9,436,000
Segment operating expenses	(14,156,000)	-	(561,000)	(14,717,000)
Segment loss	(4,720,000)	-	(561,000)	(5,281,000)
Interest expense - mortgage and related party	(5,415,000)	-	-	(5,415,000)
Depreciation and amortization expense	(1,566,000)	-	-	(1,566,000)
Gain from investments	-	1,271,000	-	1,271,000
Income tax benefit	-	-	2,995,000	2,995,000
Net income (loss)	$(11,701,000)	$1,271,000	$2,434,000	$(7,996,000)
Total assets	$40,152,000	$1,623,000	$10,330,000	$52,105,000

For the nine months	Hotel	Investment
ended March 31, 2020	Operations	Transactions	Corporate	Total
Revenues	$41,589,000	$-	$-	$41,589,000
Segment operating expenses	(33,138,000)	-	(553,000)	(33,691,000)
Segment income (loss)	8,451,000	-	(553,000)	7,898,000
Interest expense - mortgage and related party	(5,541,000)	-	-	(5,541,000)
Depreciation and amortization expense	(1,653,000)	-	-	(1,653,000)
Loss from investments	-	(533,000)	-	(533,000)
Income tax expense	-	-	(25,000)	(25,000)
Net income (loss)	$1,257,000	$(533,000)	$(578,000)	$146,000

NOTE 11 - RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of related party and other notes payable as of March 31, 2021 and June 30, 2020, respectively.

As of	March 31, 2021	June 30, 2020

Note payable - InterGroup	$5,950,000	$3,000,000
Note payable - Hilton	2,771,000	3,008,000
Note payable - Interstate	1,458,000	1,646,000
SBA Loans - Justice	6,719,000	4,719,000
Total related party and other notes payable	$16,898,000	$12,373,000

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 1, 2021. On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000. Since December 2020, InterGroup has advanced $2,950,000 to Justice per the aforementioned agreement. As of March 31, 2021, the Partnership has a loan due to InterGroup in the principal amount of $5,950,000.

Note payable to Hilton (Franchisor) is a self-exhausting, interest free development incentive note which is reduced by approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton.

On February 1, 2017, Justice entered into an HMA with Interstate to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second anniversary of the takeover date. As of March 31, 2021, the key money balance was zero as Hotel obtained approval from Interstate to use the funds for hotel operations during the first quarter of fiscal year 2021. As of June 30, 2020, balance of the key money plus accrued interest is $1,009,000 and is included in restricted cash in the condensed consolidated balance sheet. Unamortized portion of the key money is included in the related party notes payable in the condensed consolidated balance sheets.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. Justice received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, the Company used proceeds from the SBA Loan primarily for payroll costs. As of March 31, 2021, Justice had used all proceeds of the SBA Loan in qualified expenses. The SBA Loan is scheduled to mature on April 9, 2022 with a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. If the SBA approves the forgiveness amount, all payments of principal and interest are deferred until the date the forgiveness amount is remitted by the SBA to CIBC. If the SBA does not forgive any amount of the loan, payments would start within 30 days. Repayment obligations under the loan may be forgiven if the funds are used for payroll and other qualified expenses. All unforgiven portion of the principal and accrued interest will be due at maturity. On December 29, 2020, Justice submitted its application for full loan forgiveness. As of March 31, 2021, the SBA has not forgiven the SBA Loan.

On February 3, 2021, Justice entered into a second loan agreement (“Second SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the Second SBA Loan. Justice will use proceeds from the Second SBA Loan primarily for payroll costs. The Second SBA Loan is scheduled to mature on February 3, 2026 and has a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. All payments of principal and interest are deferred until either: (a) if the SBA approves the forgiveness amount, the date the forgiveness amount is remitted by the SBA to CIBC; or (b) if Justice does not apply for forgiveness within 10 months after the last day of the covered period specified in the loan agreement or if the forgiveness amount is not approved, the date that is 10 months after the last day of the covered period. The loan may be forgiven if the funds are used for payroll and other qualified expenses. All unforgiven portion of the principal and accrued interest will be due at maturity. As of March 31, 2021, unused portion of the Second SBA Loan was $350,000.

As of March 31, 2021, the Company had finance lease obligations outstanding of $783,000. These finance leases expire in various years through 2023 at rates ranging from 4.62% to 6.25% per annum. Minimum future lease payments for assets under finance leases as of March 31, 2021 are as follows:

For the year ending June 30,
2021	$130,000
2022	508,000
2023	188,000
Total minimum lease payments	826,000
Less interest on finance lease	(43,000)
Present value of future minimum lease payments	$783,000

Future minimum principal payments for all related party and other financing transactions are as follows:

For the year ending June 30,
2021	$498,000
2022	11,717,000
2023	750,000
2024	567,000
2025	567,000
Thereafter	3,581,000
$17,680,000

As of March 31, 2021, and June 30, 2020, the Company had accounts payable to related party of $2,991,000 and $2,385,000, respectively. These are amounts due to InterGroup and represent certain shared costs and expenses, primarily general and administrative expenses, rent, insurance and other expenses.

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December 2013. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due through January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period through its maturity date of January 2024. Outstanding principal balance on the loan was $91,130,000 and $92,292,000 as of March 31, 2021 and June 30, 2020, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by Portsmouth in favor of the mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan had an interest rate of 9.75% per annum and a maturity date of January 1, 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender. On July 31, 2019, Mezzanine refinanced the mezzanine loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan which had a 9.75% per annum interest rate was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly.

Effective May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain certain net worth and liquidity. As of March 31, 2021, InterGroup is in compliance with both requirements. However, due to the Hotel’s current low occupancy and its negative impact on the Hotel’s cash flow, Justice Operating Company, LLC may not meet certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lock-box by the Lender for all cash collected by the Hotel. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR.

The Company’s Board of Directors is currently comprised of directors John V. Winfield, William J. Nance, John C. Love, Jerold R. Babin, and Steve Grunwald. All of the Company’s directors also serve as directors of InterGroup except for Mr. Grunwald.

John V. Winfield serves as Chief Executive Officer and Chairman of the Company and InterGroup. Effective June 2016, Mr. Winfield became the Managing Director of Justice. Depending on certain market conditions and various risk factors, the Chief Executive Officer and InterGroup may, at times, invest in the same companies in which the Company invests. The Company encourages such investments because it places personal resources of the Chief Executive Officer and the resources of InterGroup, at risk in connection with investment decisions made on behalf of the Company.

NOTE 12 – ACCOUNTS PAYABLE AND OTHER LIABILITIES - JUSTICE

The following summarizes the balances of accounts payable and other liabilities -Justice as of March 31, 2021 and June 30, 2020, respectively.

As of	March 31, 2021	June 30, 2020

Trade payable	$2,085,000	$3,032,000
Advance deposits	173,000	375,000
Property tax payable	14,000	523,000
Payroll and related accruals	2,484,000	1,969,000
Mortgage interest payable	414,000	527,000
Withholding and other taxes payable	581,000	370,000
Security deposit	52,000	52,000
Other payables	942,000	740,000
Total accounts payable and other liabilities - Justice	$6,745,000	$7,588,000

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

In December 2020, due to the surge in COVID-19 cases and hospitalizations, the Health Officer of the City and County of San Francisco has suspended or restricted certain activities. Health Order C19-07q (the “Order”) incorporates suspensions, reductions in capacity limits, and other restrictions contained in the Regional Stay At Home Order issued by the California Department of Public Health on December 3, 2020. Effective December 17, 2020, the Bay Area Region, including San Francisco, is required to comply with the State’s December 3, 2020 Regional Stay-at-Home Order. The Order strongly discourages anyone in the County from travelling for leisure, recreation, business or other purposes that can be postponed until after the current surge. With limited exceptions, this Order imposed a mandatory quarantine on anyone traveling, moving, or returning to the County from anywhere outside the Bay Area. Effective January 20, 2021, Health Order C19-07r revised and replaced the previous Order; it continues to temporarily prohibit certain businesses and activities from resuming but allows certain other businesses, activities, travel and governmental functions to occur subject to specified health and safety restrictions, limitations, and conditions to limit the transmission of COVID-19. Quarantine and isolation requirements and recommendations upon moving to, traveling to, or returning to the County have not changed from the previous Order.

On March 24, 2021, the City and County of San Francisco announced it moved into the orange tier which removed the suggested Shelter in Place for guests travelling to San Francisco. This was a very positive step for the hotel community. This tier opens up activities in the city including expanded restaurant capacities, museums and attractions. For the hotel it allows for guests to gather in public spaces and for outlets and amenities to open up at limited capacities including fitness centers. It does not change the very stringent cleaning and sanitation requirements set forth by the Health Officer of the City and County of San Francisco which proves to be a costly measure to maintain. Effective May 6, 2021, the City and County of San Francisco moved into the yellow tier guidelines.

In response to the decrease in demand, we have since furloughed all managers at the Hotel except for members of the executive team and continue to limit hourly staff to a minimum. By the end of March 2020, we had temporarily closed all of our food and beverage outlets, valet parking, concierge and bell services, fitness center, as well as the executive lounge facility. We continue to implement social distancing standards and cleaning processes designed by Interstate and Hilton to keep employees and guests safe. The full impact and duration of the COVID-19 outbreak continues to evolve as of the date of this report. The pandemic effectively eliminated our ability to generate any profits, due to the drastic decline in both leisure and business travel. As a result, management believes the ongoing length and severity of the economic downturn caused by the pandemic will have a material adverse impact on our future business, financial condition, liquidity and financial results. We are also assessing the potential impact on the impairment analysis of our long-lived assets and the realization of our deferred tax assets. As of the date of this report, the effects of the pandemic continue to affect our economy, business and leisure travel, and our needs to continue to curtail certain revenue generating activities at the Hotel. We expect that the effects will have a material adverse effect on our business until the pandemic ends.

As a result of the CARES Act signed into law on March 27, 2020, additional avenues of relief may be available to workers and families through enhanced unemployment insurance provisions and to small businesses through programs administered by the Small Business Administration (“SBA”). The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also established a Paycheck Protection Program (“PPP”), whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs. On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the CARES Act. Justice received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, Justice has used proceeds from the SBA Loan primarily for payroll costs. As of March 31, 2021, Justice had used all proceeds of the SBA Loan in qualified expenses. The SBA Loan is scheduled to mature on April 9, 2022 with a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. If the SBA approves the forgiveness amount, all payments of principal and interest are deferred until the date the forgiveness amount is remitted by the SBA to CIBC. If the SBA does not forgive any amount of the loan, payments would start within 30 days. Repayment obligations under the loan may be forgiven if the funds are used for payroll and other qualified expenses. All unforgiven portion of the principal and accrued interest will be due at maturity. On December 29, 2020, Justice submitted its application for full loan forgiveness. As of March 31, 2021, the SBA has not forgiven the SBA Loan.

On February 3, 2021, Justice entered into a second loan agreement (“Second SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the Second SBA Loan. Justice will use proceeds from the Second SBA Loan primarily for payroll costs. The Second SBA Loan is scheduled to mature on February 3, 2026 and has a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. All payments of principal and interest are deferred until either: (a) if the SBA approves the forgiveness amount, the date the forgiveness amount is remitted by the SBA to CIBC; or (b) if Justice does not apply for forgiveness within 10 months after the last day of the covered period specified in the loan agreement or if the forgiveness amount is not approved, the date that is 10 months after the last day of the covered period. The loan may be forgiven if the funds are used for payroll and other qualified expenses. All unforgiven portion of the principal and accrued interest will be due at maturity. As of March 31, 2021, unused portion of the Second SBA Loan was $350,000.

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

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The Company had net loss of $1,737,000 for the three months ended March 31, 2021 compared to net loss of $1,205,000 for the three months ended March 31, 2020. The change is primarily attributable to the decrease in Hotel revenue.

Hotel Operations

The Company had net loss from Hotel operations of $3,424,000 for the three months ended March 31, 2021 compared to net loss of $1,141,000 for the three months ended March 31, 2020. The change is primarily attributable to the decrease in Hotel revenue.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended March 31, 2021 and 2020.

For the three months ended March 31,	2021	2020
Hotel revenues:
Hotel rooms	$2,368,000	$9,642,000
Food and beverage	17,000	874,000
Garage	479,000	650,000
Other operating departments	38,000	93,000
Total hotel revenues	2,902,000	11,259,000
Operating expenses excluding depreciation and amortization	(3,990,000)	(10,060,000)
Operating (loss) income before interest, depreciation and amortization	(1,088,000)	1,199,000
Interest expense - mortgage	(1,833,000)	(1,793,000)
Depreciation and amortization expense	(503,000)	(547,000)
Net loss from Hotel operations	$(3,424,000)	$(1,141,000)

For the three months ended March 31, 2021, the Hotel had operating loss of $1,088,000 before interest expense, depreciation and amortization on total operating revenues of $2,902,000 compared to operating income of $1,199,000 before interest expense, depreciation and amortization on total operating revenues of $11,259,000 for the three months ended March 31, 2020. For the three months ended March 31, 2021, room revenues decreased by $7,274,000, food and beverage revenue decreased by $857,000, and garage revenue decreased by $171,000, compared to the three months ended March 31, 2020. The year over year decline in all areas are result of the business interruption attributable to a variety of responses by federal, state, and local civil authority to the COVID-19 outbreak since March 2020. Total operating expenses decreased by $6,070,000 due to decrease in salaries and wages, rooms commission, credit card fees, management fees, and franchise fees.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the three months ended March 31, 2021 and 2020.

Three Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR

2021	$103	47%	$48
2020	$242	76%	$184

The Hotel’s revenues decreased by 74% this quarter as compared to the previous comparable quarter. Average daily rate decreased by $139, average occupancy dropped 29%, and RevPAR decreased by $136 for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Investment Transactions

The Company had a net gain on marketable securities of $1,268,000 for the three months ended March 31, 2021 compared to a net loss on marketable securities of $307,000 for the three months ended March 31, 2020. For the three months ended March 31, 2021, the Company had a net realized loss of $250,000 and a net unrealized gain of $1,518,000. For the three months ended March 31, 2020, the Company had a net realized loss of $192,000 and a net unrealized loss of $115,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel. The income tax benefit during the three months ended March 31, 2021 and 2020 represents the income tax effect on the Company’s pretax income (loss) which includes its share in the net loss of the Hotel.

Nine Months Ended March 31, 2021 Compared to Nine Months Ended March 31, 2020

The Company had net loss of $7,996,000 for the nine months ended March 31, 2021 compared to net income of $146,000 for the nine months ended March 31, 2020. The change is primarily attributable to the decrease in Hotel revenue.

Hotel Operations

The Company had net loss from Hotel operations of $11,701,000 for the nine months ended March 31, 2021 compared to net income of $1,257,000 for the nine months ended March 31, 2020. The change is primarily attributable to the decrease in Hotel revenue.

The following table sets forth a more detailed presentation of Hotel operations for the nine months ended March 31, 2021 and 2020.

For the nine months ended March 31,	2021	2020
Hotel revenues:
Hotel rooms	$7,842,000	$35,453,000
Food and beverage	130,000	3,521,000
Garage	1,373,000	2,162,000
Other operating departments	91,000	453,000
Total hotel revenues	9,436,000	41,589,000
Operating expenses excluding depreciation and amortization	(14,156,000)	(33,138,000)
Operating (loss) income before interest, depreciation and amortization	(4,720,000)	8,451,000
Interest expense - mortgage	(5,415,000)	(5,541,000)
Depreciation and amortization expense	(1,566,000)	(1,653,000)
Net (loss) income from Hotel operations	$(11,701,000)	$1,257,000

For the nine months ended March 31, 2021, the Hotel had operating loss of $4,720,000 before interest expense, depreciation and amortization on total operating revenues of $9,436,000 compared to operating income of $8,451,000 before interest expense, depreciation and amortization on total operating revenues of $41,589,000 for the nine months ended March 31, 2020. For the nine months ended March 31, 2021, room revenues decreased by $27,611,000, food and beverage revenue decreased by $3,391,000, and garage revenue decreased by $789,000, compared to the nine months ended March 31, 2020. The year over year decline in all areas are result of the business interruption attributable to a variety of responses by federal, state, and local civil authority to the COVID-19 outbreak since March 2020. Total operating expenses decreased by $18,982,000 due to decrease in salaries and wages, rooms commission, credit card fees, management fees, and franchise fees.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the nine months ended March 31, 2021 and 2020.

Nine Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR

2021	$106	49%	$52
2020	$256	91%	$233

The Hotel’s revenues decreased by 77% for the nine months ended March 31, 2021, as compared to the nine months ended March 31, 2020. Average daily rate decreased by $150, average occupancy decreased by 42%, and RevPAR decreased by $181 for the nine months ended March 31, 2021, compared to the nine months ended March 31, 2020.

Investment Transactions

The Company had a net gain on marketable securities of $1,384,000 for the nine months ended March 31, 2021 compared to a net loss on marketable securities of $521,000 for the nine months ended March 31, 2020. For the nine months ended March 31, 2021, the Company had a net realized loss of $261,000 and a net unrealized gain of $1,645,000. For the nine months ended March 31, 2020, the Company had a net realized loss of $175,000 and a net unrealized loss of $346,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel. The income tax benefit (expense) during the nine months ended March 31, 2021 and 2020 represents the income tax effect on the Company’s pretax income which includes its share in the net (loss) income of the Hotel.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of March 31, 2021 and June 30, 2020 by selected industry groups.

		% of Total
As of March 31, 2021		Investment
Industry Group	Fair Value	Securities

Basic materials	$1,265,000	78.9%
REITs and real estate companies	276,000	17.2%
Industrials	62,000	3.9%
	$1,603,000	100.0%

		% of Total
As of June 30, 2020		Investment
Industry Group	Fair Value	Securities

Basic materials	$377,000	66.7%
REITs and real estate companies	162,000	28.7%
Energy	26,000	4.6%
	$565,000	100.0%

As of March 31, 2021, the Company’s investment portfolio includes six equity positions. The Company holds one equity securities that are more than 10% of the equity value of the portfolio. The largest security position represents 77% of the portfolio and consists of the common stock of Comstock, which is included in the basic materials industry group.

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

The following table shows the net gain (loss) on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended March 31,	2021	2020
Net gain (loss) on marketable securities	$1,268,000	$(307,000)
Impairment loss on other investments	(15,000)	(38,000)
Dividend and interest income	1,000	41,000
Margin interest expense	-	(5,000)
Trading and management expenses	(35,000)	(28,000)
	$1,219,000	$(337,000)

For the nine months ended March 31,	2021	2020
Net gain (loss) on marketable securities	$1,384,000	$(521,000)
Impairment loss on other investments	(38,000)	(38,000)
Dividend and interest income	16,000	129,000
Margin interest expense	-	(19,000)
Trading and management expenses	(91,000)	(84,000)
	$1,271,000	$(533,000)

FINANCIAL CONDITION AND LIQUIDITY

The Company had cash and cash equivalents of $3,298,000 and $4,710,000 as of March 31, 2021 and June 30, 2020, respectively. In addition, the Hotel had $5,785,000 and $10,666,000 of restricted cash held by its senior lender Wells Fargo Bank, N.A. (“Lender”) as of March 31, 2021 and June 30, 2020, respectively. Of the $10,666,000 restricted cash held as of June 30, 2020, $2,432,000 was for a possible future property improvement plan (“PIP”) requested by our franchisor, Hilton. However, Hilton has confirmed that it will not require a PIP for our Hotel until relicensing which shall occur at the earlier of (i) January 2030, which is six years after the maturity date of our current senior and mezzanine loans, or (ii) upon the sale of our Hotel. On August 19, 2020, Lender released PIP deposits in the amount of $2,379,000 to the Hotel. The funds were utilized to fund operating expenses, including franchise and management fees and other expenses.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. Justice received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, Justice has used the proceeds from the SBA Loan primarily for payroll costs. As of March 31, 2021, Justice had used all proceeds of the SBA Loan in qualified expenses. The SBA Loan is scheduled to mature on April 9, 2022 with a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. If the SBA approves the forgiveness amount, all payments of principal and interest are deferred until the date the forgiveness amount is remitted by the SBA to CIBC. If the SBA does not forgive any amount of the loan, payments would start within 30 days. Repayment obligations under the loan may be forgiven if the funds are used for payroll and other qualified expenses. All unforgiven portion of the principal and accrued interest will be due at maturity. On December 29, 2020, Justice submitted its application for full loan forgiveness. As of March 31, 2021, the SBA has not forgiven the SBA Loan.

On February 3, 2021, Justice entered into a second loan agreement (“Second SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the Second SBA Loan. Justice will use proceeds from the Second SBA Loan primarily for payroll costs. The Second SBA Loan is scheduled to mature on February 3, 2026 and has a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. All payments of principal and interest are deferred until either: (a) if the SBA approves the forgiveness amount, the date the forgiveness amount is remitted by the SBA to CIBC; or (b) if Justice does not apply for forgiveness within 10 months after the last day of the covered period specified in the loan agreement or if the forgiveness amount is not approved, the date that is 10 months after the last day of the covered period. The loan may be forgiven if the funds are used for payroll and other qualified expenses. All unforgiven portion of the principal and accrued interest will be due at maturity. As of March 31, 2021, unused portion of the Second SBA Loan was $350,000.

In order to increase its liquidity position and to take advantage of the favorable interest rate environment, InterGroup refinanced its 151-unit apartment complex in Parsippany, New Jersey on April 30, 2020, generating net proceeds of $6,814,000. In June 2020, InterGroup refinanced one of its California properties and generated net proceeds of $1,144,000. During the nine months ended March 31, 2021, InterGroup completed refinancing on three of its California properties and generated net proceeds of $5,384,000. InterGroup is currently evaluating other refinancing opportunities and it could refinance additional multifamily properties should the need arise, or should management consider the interest rate environment favorable. InterGroup has an uncollateralized $8,000,000 revolving line of credit from CIBC Bank USA (“CIBC”) and the entire $8,000,000 is available to be drawn down as of March 31, 2021 should additional liquidity be necessary. On August 28, 2020, Santa Fe sold its 27-unit apartment complex located in Santa Monica, California for $15,650,000 and realized a gain on the sale of approximately $12,043,000. Santa Fe will manage its federal and state income tax liability, and anticipates the utilization of its available net operating losses and capital loss carryforwards. Santa Fe received net proceeds of $12,163,000 after selling costs and repayment of InterGroup’s RLOC of $2,985,000 as InterGroup had drawn on its RLOC in July 2018 to pay off the previous Fannie Mae mortgage on the property. Furthermore, pursuant to the Contribution Agreement between Santa Fe and InterGroup, Santa Fe paid InterGroup $662,000 from the sale.

As the sole general partner of Justice that controls approximately 97.5% of the voting interest in the Partnership, Portsmouth has the ability to amend the partnership agreement to allow for capital calls to the limited partners of Justice if needed. The majority of any capital calls will be met by Portsmouth. Portsmouth will have financing availability, upon the authorization of the respective board of directors, to borrow from InterGroup to meet any capital calls and its other obligations during the next twelve months and beyond. On August 28, 2020, the Board of InterGroup passed resolutions to provide funding to Portsmouth if necessary. On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000. Since December 2020, InterGroup has advanced $2,950,000 to Justice per the aforementioned loan modification agreement. The Partnership is also allowed to seek additional loans and sell partnership interests. Upon the consent of the general partner and a super majority in interest, the Partnership may sell additional classes or series of units of the Partnership under certain conditions in order to raise additional capital.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of March 31, 2021, the Company’s material financial obligations which also including interest payments:

		3 Months	Year	Year	Year	Year
	Total	2021	2022	2023	2024	2025	Thereafter
Mortgage notes payable	$111,130,000	$385,000	$1,632,000	$1,721,000	$107,392,000	$-	$-
SBA loans and other notes payable	7,502,000	119,000	5,200,000	183,000	-	-	2,000,000
Related party notes payable	10,178,000	379,000	6,517,000	567,000	567,000	567,000	1,581,000
Interest	17,290,000	1,365,000	6,291,000	6,180,000	3,454,000	-	-
Total	$146,100,000	$2,248,000	$19,640,000	$8,651,000	$111,413,000	$567,000	$3,581,000

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no material off balance sheet arrangements.

IMPACT OF INFLATION

Hotel room rates are typically impacted by supply and demand factors, not inflation, since rental of a hotel room is usually for a limited number of nights. Room rates can be, and usually are, adjusted to account for inflationary cost increases. Since Aimbridge has the power and ability to adjust hotel room rates on an ongoing basis, there should be minimal impact on partnership revenues due to inflation. Partnership revenues are also subject to interest rate risks, which may be influenced by inflation. For the two most recent fiscal years, the impact of inflation on the Company’s income is not viewed by management as material.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the nine months ended March 31, 2021. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 for a summary of the critical accounting policies.

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

PART II.

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

During the period ending March 31, 2021, there were no pending or threatened legal actions.

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

Item 5. OTHER INFORMATION

As disclosed in its Definitive Information Statement on Schedule 14C, filed with the SEC on January 25, 2021, personnel of the former Santa Fe Financial Corporation (“Santa Fe”) received shareholder approval to distribute its assets, as described and subsequently dissolve, all as set forth in the Information Statement. On April 12, 2021, Santa Fe received a filed stamped copy of its Articles of Dissolution from the State of Nevada, and Santa Fe is now fully dissolved and no longer in legal existence.

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

PORTSMOUTH SQUARE, INC.
(Registrant)

Date:	May 21, 2021	by	/s/ John V. Winfield
John V. Winfield
President, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date:	May 21, 2021	by	/s/ Danfeng Xu
Danfeng Xu
Treasurer and Controller
(Principal Financial Officer)

- 30 -