Form 10-K
period 2021-06-30
PORTSMOUTH SQUARE INC
filed 2021-09-17
CIK 79661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to_________

Commission File Number 0-4057

PORTSMOUTH SQUARE, INC.

(Exact name of registrant as specified in its charter)

CALIFORNIA	94-1674111
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

1516 S. Bundy Drive, Suite 200, Los Angeles, California 90025

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

☐ Yes ☒ No

The aggregate market value of the Common Stock, no par value, held by non-affiliates computed by reference to the closing price reported on December 31, 2020 was $4,912,000.

The number of shares outstanding of registrant’s Common Stock, as of September 17, 2021 was 734,187.

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the impact to our business and financial condition, and measures being taken in response to the novel strain of coronavirus and the disease it causes (“COVID-19”), the effects of competition and the effects of future legislation or regulations and other non-historical statements. Forward-looking statements include all statements that are not historical facts, and in some cases, can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events.

COVID-19 has had and continues to have a significant negative effect on the hospitality industry and our business. The effects of COVID-19, including government restrictions such as mandated closings of non-essential businesses and travel restrictions, have severely reduced overall lodging demand. Since March 2020, we have experienced a significant decline in occupancy and Revenue per Available Room (“RevPar”) associated with COVID-19, which resulted in a decline in our operating cash flow, our financial condition, results of operations and performance, and a decline on the global economy and financial markets. The continued extent to which COVID-19 has impacted us and guests at our hotel will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic and possible resurgences, the actions taken to contain the pandemic or mitigate its effect, additional closures that may be mandated or advisable whether due to an increased number of COVID-19 cases or otherwise, and the direct and indirect economic effects of the pandemic and containment measures, among others. However, the distribution of COVID-19 vaccines that began in December 2020 and the reports of their effectiveness have resulted in an improvement in traveler and general consumer sentiment. Investors are cautioned to interpret many of the risks identified in the risk factors discussed in this 10-K and incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and our Annual Report on Form 10-K for the year ended June 30, 2020 as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.

Other factors that may cause actual results to differ materially from current expectations include, but are not limited to:

●	risks associated with the lodging industry, including competition, increases in wages, labor relations, energy and fuel costs, actual and threatened pandemics, actual and threatened terrorist attacks, and downturns in domestic and international economic and market conditions, particularly in the San Francisco Bay area;

●	risks associated with the real estate industry, including changes in real estate and zoning laws or regulations, increases in real property taxes, rising insurance premiums, costs of compliance with environmental laws and other governmental regulations;

●	the availability and terms of financing and capital and the general volatility of securities markets;

●	changes in the competitive environment in the hotel industry;

●	economic volatility and potential recessive trends;

●	risks related to natural disasters;

●	hyperinflation;

●	litigation; and

●	other risk factors discussed below in this Report.

All such forward-looking statements are based on current expectations of management and therefore involve estimates and assumptions that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the results expressed in the statements. You should not put undue reliance on any forward-looking statements and we urge investors to carefully review the disclosures we make concerning risks and uncertainties in Item 1A: “Risk Factors” in this Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and our Annual Report on Form 10-K for the year ended June 30, 2020, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov, as well as risks, uncertainties and other factors discussed in this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business.

GENERAL

Portsmouth Square, Inc. (referred to as “Portsmouth” or the “Company” and may also be referred to as “we” “us” or “our”) is a California corporation, incorporated on July 6, 1967, for the purpose of acquiring a hotel property in San Francisco, California through a California limited partnership, Justice Investors Limited Partnership (“Justice” or the “Partnership”). As of June 30, 2021, approximately 74.9% of the outstanding common stock of Portsmouth was owned by The InterGroup Corporation (“InterGroup”), a public company (NASDAQ: INTG).

Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice. Portsmouth controls approximately 99.3% of the voting interest in Justice and is the sole general partner of Justice. The financial statements of Justice are consolidated with those of the Company.

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

Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel, along with its five-level parking garage, with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the takeover date and automatically renews for successive one (1) year periods, to not exceed five years in the aggregate, subject to certain conditions. Under the terms of the HMA, base management fee payable to Interstate shall be one and seven-tenths percent (1.70%) of total Hotel revenue. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the form of a self-exhausting, interest free note payable in the amount of $2,000,000 in a separate key money agreement. As of June 30, 2020, balance of the key money including accrued interest was $1,009,000 and is included in restricted cash in the consolidated balance sheets. As of June 30, 2021, the key money balance was zero as the Hotel obtained approval from Interstate to use the funds for hotel operations during the first quarter of fiscal year 2021. As of June 30, 2021 and 2020, balance of the unamortized portion of the key money are $1,396,000 and $1,646,000, respectively, and are included in the related party notes payable in the consolidated balance sheets. On October 25, 2019, Interstate merged with Aimbridge Hospitality, North America’s largest independent hotel management firm. With the completion of the merger, the newly combined company will be positioned under the Aimbridge Hospitality name in the Americas.

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

HOTEL MANAGEMENT COMPANY AGREEMENT

On February 1, 2017, Justice entered into a Hotel management agreement with Interstate Management Company, LLC to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the takeover date and automatically renews for successive one (1) year periods, not to exceed five years in the aggregate, subject to certain conditions. Under the terms on the HMA, base management fee payable to Interstate shall be one and seven-tenths (1.70%) of total Hotel revenue. On October 25, 2019, Interstate merged with Aimbridge Hospitality, North America’s largest independent hotel management firm. With the completion of the merger, the newly combined company will be positioned under the Aimbridge Hospitality name in the Americas. For the fiscal years ended June 30, 2021 and 2020, hotel management fees were $242,000 and $591,000, respectively, offset by key money amortization of $250,000 for both years and are included in Hotel operating expenses in the consolidated statements of operations. As part of the Hotel management agreement, Interstate, through the Partnership’s wholly owned subsidiary, Kearny Street Parking LLC, manages the parking garage in-house.

CHINESE CULTURE FOUNDATION LEASE

On March 15, 2005, the Partnership entered an amended lease with the Chinese Culture Foundation of San Francisco (the “Foundation”) for the third-floor space of the Hotel commonly known as the Chinese Culture Center, which the Foundation had right to occupy pursuant to a 50-year nominal rent lease that began in 1967.

The amended lease, among other things, requires the Partnership to pay to the Foundation a monthly event space fee in the amount of $5,000, adjusted annually based on the local Consumer Price Index. As of June 30, 2021, monthly event space fee is $6,500. The term of the amended lease expires on October 17, 2023, with an automatic extension for another 10-year term if the property continues to be operated as a hotel. Subject to certain conditions as set forth in the amended lease, the Foundation is entitled to reserve for a maximum of 75 days per calendar year for use of the event space. If the Partnership needs the event space during one of the dates previously reserved by the Foundation, the Partnership shall pay the Foundation $4,000 per day for using the event space. During the fiscal years ended June 30, 2021 and 2020, the Partnership did not pay the Foundation any such fees.

MARKETABLE SECURITIES INVESTMENT POLICIES

In addition to its Hotel and real estate operations, the Company also invests from time to time in income producing instruments, corporate debt and equity securities, publicly traded investment funds, mortgage backed securities, securities issued by REITs and other companies which invest primarily in real estate.

The Company’s securities investments are made under the supervision of an Executive Strategic Real Estate and Securities Investment Committee of the Board of Directors (the “Committee”). The Committee currently has three members and is chaired by the Company’s Chairman of the Board and Chief Executive Officer, John V. Winfield. The Committee has delegated authority to manage the portfolio to the Company’s Chairman and Chief Executive Officer together with such assistants and management committees he may engage. The Committee generally follows certain established investment guidelines for the Company’s investments. These guidelines presently include: (i) corporate equity securities should be listed on the New York Stock Exchange (NYSE), NYSE MKT, NYSE Arca or the Nasdaq Stock Market (NASDAQ); (ii) the issuer of the listed securities should be in compliance with the listing standards of the applicable national securities exchange; and (iii) investment in a particular issuer should not exceed 10% of the market value of the total portfolio. The investment guidelines do not require the Company to divest itself of investments, which initially meet these guidelines but subsequently fail to meet one or more of the investment criteria. The Committee has in the past approved non-conforming investments and may in the future approve non-conforming investments. The Committee may modify these guidelines from time to time.

The Company may also invest, with the approval of the Committee, in unlisted securities, such as convertible notes, through private placements including private equity investment funds. Those investments in non-marketable securities are carried at cost on the Company’s balance sheet as part of other investments and reviewed for impairment on a periodic basis. As of June 30, 2021 and 2020, the Company had other investments of $20,000 and $87,000, respectively.

The Company may utilize margin for its marketable securities purchases using standard margin agreements with national brokerage firms. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky, and the market values of the portfolio may be subject to large fluctuations. Margin balances due on June 30, 2021 and 2020 were $1,715,000 and $0, respectively.

As Chairman of the Committee and of the Company, John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of the Board of InterGroup and oversees the investment activity of InterGroup. Effective June 2016, Mr. Winfield became the Managing Director of Justice. Depending on certain market conditions and various risk factors, the Chief Executive Officer and InterGroup may, at times, invest in the same companies in which the Company invests. Such investments align the interests of the Company with the interests of these related parties because it places the personal resources of the Chief Executive Officer and the resources of InterGroup, at risk in substantially the same manner as the Company in connection with investment decisions made on behalf of the Company.

Further information with respect to investment in marketable securities and other investments of the Company is set forth in Management Discussion and Analysis of Financial Condition and Results of Operations section and Notes 6 and 7 of the Notes to Consolidated Financial Statements.

SEASONALITY

Historically, the Hotel’s operation has been seasonal under normal circumstances. Like most hotels in the San Francisco area, the Hotel generally maintained high occupancy and room rates during the entire year except for the weeks starting from Thanksgiving to the end of the calendar year due to the holiday season. These seasonal patterns can be expected to cause fluctuations in the quarterly revenues of the Hotel. However, the COVID-19 pandemic has altered this seasonal trend since March 2020. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information regarding the effects of the COVID-19 pandemic on our results of operations.

COMPETITION

The hotel industry has been devastated by the COVID-19 pandemic that hurt business worse than 9/11 and the Great Recession combined. By the start of the fiscal year 2021 most of the hotels in the San Francisco market were closed due to lack of business, only one of our primary Competitive Set (“Comp Set”) remained open at that time. Most of those hotels stayed close through end of Q1 and by the end of Q2 only one had opened. The market has seen slight improvements over the past two quarters, but RevPAR in San Francisco was hit the hardest of any major market in the US. The Hotel has navigated this very competitive market nimbly and has consistently been ranked the number one hotel in its Comp Set based on our ability to drive occupancy. At the end of fiscal year 2021 the Hotel had roughly a 233% RevPAR index. The Hotel took advantage of the slow periods to make certain capital improvements including refinishing of all guest room furniture, resurfacing half of the hotel bath tubs that needed repair, refreshing meeting space and lobby paint and vinyl, replacing all bed frames and socks, and the installation of corridor carpets that was completed in July 2021. Hotel improvements are ongoing in order to remain competitive.

The Hotel’s location in the San Francisco Financial District historically had provided greater opportunities over its competitors when it comes to developing relationships with the Financial District entities and the customers who regularly do business in the downtown area. With business travel to San Francisco almost non-existent for the time, we are competing with hotels in more tourist attracting locations and amenities for the leisure traveler. The ability to capitalize on the strong midweek demand of the individual business traveler to the Financial District has been the focus during the timeframe of strong growth in the market; however, that customer along with our group customers has significantly reduced occupancy beginning in March of 2020 as COVID-19 ravaged the hotel industry. The shift to attracting leisure travel has pushed the hotel to price aggressively to lure competition from the more tourist locations in San Francisco.

The Hotel is also subject to certain operating risks common to the hospitality industry, which could adversely impact performance.

These risks include, but are not limited to:

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

EMPLOYEES

As of June 30, 2021, Portsmouth had three full-time employees. The employees of the Company are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

Effective February 3, 2017, the Partnership had no employees. On February 3, 2017, Interstate assumed all labor union agreements and retained employees of their choice to continue providing services to the Hotel. As of June 30, 2021, approximately 92% of those employees were represented by one of three labor unions, and their terms of employment were determined under various collective bargaining agreements (“CBAs”) to which the Partnership was a party. CBA for Local 2 (Hotel and Restaurant Employees) will expire on August 13, 2022. CBA for Local 856 (International Brotherhood of Teamsters) will expire on December 31, 2022. CBA for Local 39 (Stationary Engineers) will expire on July 31, 2024.

Negotiation of collective bargaining agreements, which includes not just terms and conditions of employment, but scope and coverage of employees, is a regular and expected course of business operations for the Partnership and Interstate. The Partnership expects and anticipates that the terms of conditions of the CBAs will have an impact on wage and benefit costs, operating expenses, and certain hotel operations during the life of the CBAs and incorporates these principles into its operating and budgetary practices.

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

We operate a single property located in San Francisco and rely on the San Francisco market. Changes adversely impacting this market could have a material effect on our business, financial condition, results of operation, and fair market value of the Hotel.

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

Litigation is inherently unpredictable and defending these proceedings can result in significant ongoing expenditures and the diversion of our management’s time and attention from the operation of our business, which could have a negative effect on our business operations. Our failure to successfully defend or settle any litigation or legal proceedings could result in liabilities that, to the extent not covered by our insurance, could have a material adverse effect on our financial condition, revenue and profitability.

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

We depend in part, on third party management companies for the future success of our business and the loss of one or more of their key personnel could have an adverse effect on our ability to manage our business and operate successfully and competitively or could be negatively perceived in the capital markets.

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

As of June 30, 2021, InterGroup owns more than 74% of the Company’s outstanding common stock. Because of this concentrated stock ownership, the Company’s largest shareholders will be able to significantly influence the election of the Company’s board of directors and all other decisions on all matters requiring shareholder approval. As a result, the ability of other shareholders to determine the management and policies of the Company is significantly limited. The interests of these shareholders may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. This level of control may also have an adverse impact on the market value of our shares because our largest shareholders may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell enough shares to significantly decrease our price per share.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

SAN FRANCISCO HOTEL PROPERTY

The Hotel is owned by the Partnership through its wholly owned subsidiary, Justice Operating Company, LLC. The Hotel is centrally located in the Financial District in San Francisco, one block from the Transamerica Pyramid. The Embarcadero Center is within walking distance and North Beach is two blocks away. Chinatown is directly across the bridge that runs from the Hotel to Portsmouth Square Park. The Hotel is a 31-story (including parking garage), steel and concrete, A-frame building, built in 1970. The Hotel has 544 well-appointed guest rooms and luxury suites situated on 22 floors. The third floor houses the Chinese Culture Center (the “CCC”), its administrative office, and a grand ballroom. The Hotel has approximately 22,000 square feet of meeting room space, including the grand ballroom. Other features of the Hotel include a 5-level underground parking garage and pedestrian bridge across Kearny Street connecting the Hotel and the CCC with Portsmouth Square Park in Chinatown. The bridge, built and owned by the Partnership, is included in the lease to the CCC.

As required by its senior lender, the Partnership will continue to make minimum payments into its furniture, fixtures, and equipment (“FF&E”) escrow account held by its senior lender of the greater of 4% of annual revenues or a minimum of $1,952,000 per annum. In the opinion of management, the Hotel is adequately covered by insurance.

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

The Mortgage Loan is secured by the Partnership’s principal asset, the Hotel. The Mortgage Loan bears an interest rate of 5.275% per annum and matures in January 2024. The term of the loan is ten years with interest only due in the first three years and principal and interest payments to be made during the remaining seven years of the loan based on a thirty-year amortization schedule. The Mortgage Loan also requires payments for impounds related to property tax, insurance and FF&E reserves. As additional security for the Mortgage Loan, there is a limited guaranty (“Mortgage Guaranty”) executed by the Company in favor of the Mortgage Lender.

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

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties are full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Partnership is required to maintain a certain minimum net worth and liquidity. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of June 30, 2021, InterGroup is in compliance with both requirements. Due to the Hotel’s current low occupancy and low rates, and their negative impact on the Hotel’s cash flow, Justice Operating Company, LLC is not meeting certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lock-box and cash sweep by the Lender for all cash collected by the Hotel, and under certain terms, would allow the Lender to request Operating to replace its hotel management company. The DSCR for Operating has been below 1.00 since third quarter of fiscal year 2020 while it is required to maintain a DSCR of at least 1.10 to 1.00 for two consecutive quarters. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR. Justice has not missed any of its debt service payments and does not anticipate missing any debt obligations even during these uncertain times for at least the next twelve months and beyond.

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

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of two years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The proceeds of the loan were applied to the July 2014 payments to Justice Holdings Company, LLC (“Holdings”) in connection with the redemption of limited partnership interests. The loan was extended to July 31, 2022. On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000. During the fiscal year ending June 30, 2021, InterGroup has advanced $3,650,000 to Justice per the loan modification agreement. As of June 30, 2021 and 2020, the balance of the loan was $6,650,000 and $3,000,000, respectively.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). Justice received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, Justice used the proceeds from the SBA Loan for payroll costs and other qualified expenses. The SBA Loan was scheduled to mature on April 9, 2022 with a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On June 10, 2021, the SBA Loan was forgiven in full.

On February 3, 2021, Justice entered into a second loan agreement (“Second SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the Second SBA Loan. As of June 30, 2021, Justice had used all proceeds from the Second SBA Loan primarily for payroll costs. The Second SBA Loan is scheduled to mature on February 3, 2026 and has a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. All payments of principal and interest are deferred until either: (a) if the SBA approves the forgiveness amount, the date the forgiveness amount is remitted by the SBA to CIBC; or (b) if Justice does not apply for forgiveness within 10 months after the last day of the covered period specified in the loan agreement or if the forgiveness amount is not approved, the date that is 10 months after the last day of the covered period. The loan may be forgiven if the funds are used for payroll and other qualified expenses. All unforgiven portion of the principal and accrued interest will be due at maturity. Justice submitted its application for full loan forgiveness on September 3, 2021.

INVESTMENT IN REAL ESTATE

In August 2007, the Company agreed to acquire 50% interest in InterGroup Uluniu, Inc. (“Uluniu”), a Hawaiian corporation and a 100% owned subsidiary of InterGroup, for $973,000, which represents an amount equal to the costs paid by InterGroup for the acquisition and carrying costs of approximately two acres of unimproved land held for development located in Maui, Hawaii. In March 2021, to make both companies more efficient, InterGroup purchased back the 50% interest of Uluniu from Portsmouth for $980,000, which represents Portsmouth’s carrying cost of the investment. No gains or losses were realized as a result of the transaction since it was a related-party transaction. As a related-party transaction, the fairness of the financial terms of the transactions were reviewed and approved by the independent director of the Company.

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

MARKET INFORMATION

Portsmouth’s common stock is traded on the OTC Market Inc.’s Pink tier under the symbol PRSI. As of June 30, 2021, the number of holders of record of the Company’s Common Stock was approximately 123. Such number of owners was determined from the Company’s shareholders records and does not include beneficial owners of the Company’s Common Stock whose shares are held in the names of various brokers, clearing agencies or other nominees.

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

PURCHASES OF EQUITY SECURITIES

Portsmouth did not repurchase any of its own securities during the fourth quarter of its fiscal year ending June 30, 2021 and does not have any publicly announced repurchase program.

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

In December 2020, due to the surge in COVID-19 cases and hospitalizations, the Health Officer of the City and County of San Francisco has suspended or restricted certain activities. Health Order C19-07q (the “Order”) incorporates suspensions, reductions in capacity limits, and other restrictions contained in the Regional Stay At Home Order issued by the California Department of Public Health on December 3, 2020. Effective December 17, 2020, the Bay Area Region, including San Francisco, is required to comply with the State’s December 3, 2020 Regional Stay-at-Home Order. The Order strongly discourages anyone in the County from travelling for leisure, recreation, business or other purposes that can be postponed until after the current surge. With limited exceptions, this Order imposed a mandatory quarantine on anyone traveling, moving, or returning to the County from anywhere outside the Bay Area. Effective January 20, 2021, Health Order C19- 07r revised and replaced the previous Order; it continues to temporarily prohibit certain businesses and activities from resuming but allows certain other businesses, activities, travel and governmental functions to occur subject to specified health and safety restrictions, limitations, and conditions to limit the transmission of COVID-19. Quarantine and isolation requirements and recommendations upon moving to, traveling to, or returning to the County have not changed from the previous Order.

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

As a result of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020, additional avenues of relief may be available to workers and families through enhanced unemployment insurance provisions and to small businesses through programs administered by the Small Business Administration (“SBA”). The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also established a Paycheck Protection Program (“PPP”), whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs. On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the CARES Act. Justice received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, Justice used proceeds from the SBA Loan for payroll costs and other qualified expenses. The SBA Loan was scheduled to mature on April 9, 2022 with a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On June 10, 2021, the SBA Loan was forgiven in full.

On February 3, 2021, Justice entered into a second loan agreement (“Second SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the Second SBA Loan. As of June 30, 2021, Justice had used all proceeds from the Second SBA Loan primarily for payroll costs. The Second SBA Loan is scheduled to mature on February 3, 2026 and has a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. All payments of principal and interest are deferred until either: (a) if the SBA approves the forgiveness amount, the date the forgiveness amount is remitted by the SBA to CIBC; or (b) if Justice does not apply for forgiveness within 10 months after the last day of the covered period specified in the loan agreement or if the forgiveness amount is not approved, the date that is 10 months after the last day of the covered period. The loan may be forgiven if the funds are used for payroll and other qualified expenses. All unforgiven portion of the principal and accrued interest will be due at maturity. Justice submitted its application for full loan forgiveness on September 3, 2021.

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

The Hotel is operated by the Partnership as a full-service Hilton brand hotel pursuant to a License Agreement with Hilton. The Partnership entered into the License Agreement on December 10, 2004. The term of the License Agreement was for an initial period of 15 years commencing on the reopening date, upon completion of a major renovation, with an option to extend the License Agreement for another five years, subject to certain conditions. On June 26, 2015, the Partnership and Hilton entered into an amended franchise agreement which extended the License Agreement through 2030, modified the monthly royalty rate, extended geographic protection to the Partnership and also provided the Partnership certain key money incentive fee in the form of a self-exhausting, interest free note payable to be earned through 2030. The key money incentive fee of $4,750,000 was received on July 1, 2015. As of June 30, 2021 and 2020, the balance of the note was $2,692,000 and $3,008,000, respectively, and are included in related party and other notes payable in the consolidated balance sheets.

On February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. As of June 30, 2020, balance of the key money including accrued interest was $1,009,000 and is included in restricted cash in the consolidated balance sheets. As of June 30, 2021, the key money balance was zero as the Hotel obtained approval from Interstate to use the funds for hotel operations during the first quarter of fiscal year 2021. As of June 30, 2021 and 2020, balance of the unamortized portion of the key money are $1,396,000 and $1,646,000, respectively, and are included in the related party notes payable in the consolidated balance sheets. On October 25, 2019, Interstate merged with Aimbridge Hospitality, North America’s largest independent hotel management firm. With the completion of the merger, the newly combined company will be positioned under the Aimbridge Hospitality name in the Americas.

Fiscal Year Ended June 30, 2021 Compared to Fiscal Year Ended June 30, 2020

The Company had net loss of $5,286,000 for the year ended June 30, 2021 compared to net loss of $3,223,000 for the year ended June 30, 2020. The change is primarily attributable to the decrease in Hotel revenue.

The Company had net loss from Hotel operations of $7,873,000 for the year ended June 30, 2021 compared to net loss of $4,012,000 for the year ended June 30, 2020. The change was primarily attributable to the $28,171,000 decrease in Hotel revenue, offset by the $19,422,000 decrease in operating expenses.

The following table sets forth a more detailed presentation of Hotel operations for the years ended June 30, 2021 and 2020.

For the year ended June 30,	2021	2020
Hotel revenues:
Hotel rooms	$12,138,000	$36,465,000
Food and beverage	293,000	3,529,000
Garage	2,117,000	2,368,000
Other operating departments	120,000	477,000
Total hotel revenues	14,668,000	42,839,000
Operating expenses excluding depreciation and amortization	(17,911,000)	(37,333,000)
Operating (loss) income before interest, depreciation and amortization	(3,243,000)	5,506,000
Gain on sale of assets	12,000	-
Gain on forgiveness of debt	4,719,000	-
Interest expense - mortgage	(7,282,000)	(7,326,000)
Depreciation and amortization expense	(2,079,000)	(2,192,000)
Net loss from Hotel operations	$(7,873,000)	$(4,012,000)

For the year ended June 30, 2021, the Hotel had operating loss of $3,243,000 before non-recurring charges, interest, depreciation, and amortization on total operating revenues of $14,668,000 compared to operating income of $5,506,000 before non-recurring charges, interest, depreciation, and amortization on total operating revenues of $42,839,000 for the year ended June 30, 2020. Room revenues decreased by $24,327,000 for the year ended June 30, 2021 compared to the year ended June 30, 2020, food and beverage revenue decreased by $3,236,000, revenue from garage decreased by $251,000, and revenue from other operating departments decreased by $357,000. The year over year decline in all areas are result of the business interruption attributable to a variety of responses by federal, state, and local civil authority to the COVID-19 outbreak in March 2020 which continues to affect us. The following table sets forth the monthly average occupancy percentage of the Hotel for the fiscal years ended June 30, 2021 and 2020.

Month	July	August	September	October	November	December	January	February	March	April	May	June	Fiscal Year
Year	2020	2020	2020	2020	2020	2020	2021	2021	2021	2021	2021	2021	2020 - 2021
Average Occupancy %	44%	55%	62%	64%	52%	30%	29%	45%	67%	66%	71%	78%	55%

Month	July	August	September	October	November	December	January	February	March	April	May	June	Fiscal Year
Year	2019	2019	2019	2019	2019	2019	2020	2020	2020	2020	2020	2020	2019 - 2020
Average Occupancy %	98%	99%	98%	97%	99%	98%	96%	96%	35%	10%	27%	34%	74%

Operating expenses decreased by $19,422,000 for the year ended June 30, 2021 to $17,911,000 compared to the year ended June 30, 2020 of $37,333,000 primarily due to decrease in salaries and wages, rooms commission, credit card fees, management fees, and franchise fees.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the year ended June 30, 2021 and 2020.

For the Year Ended June 30,	Average Daily Rate	Average Occupancy %	RevPAR

2021	$111	55%	$61
2020	$248	74%	$183

The Hotel’s revenues decreased by 65% year over year. Average daily rate decreased by $137, average occupancy dropped 19%, and RevPAR decreased by $122 for the twelve months ended June 30, 2021 compared to the twelve months ended June 30, 2020.

In order to provide our guests with best-in-class technology experience, we completed the upgrade of our new internet system from Cisco including a complete hotel re-cabling with the latest Ethernet and fiber and installed new 55” smart 4K televisions and Hilton’s stay connected internet streaming products, including Netflix streaming. We also replaced mattresses and pillows in all guestrooms during the fiscal year ended June 30, 2020. Replacement of all corridor floor coverings was completed in July 2021 and a guestroom carpet replacement program commenced in June 2021 and is scheduled to be completed prior to fiscal year ending June 30, 2022. The COVID-19 pandemic and design delays have pushed back the plans for the conversion of the Justice offices, Fitness Center, SPA and Executive Lounge; projects that would add 19 guest rooms to our inventory. The long-term value of these rooms is in utilizing them as income producing guest rooms, and we will work to implement a new timeline as business returns. Part of this renovation will be funded by the Hotel’s furniture, fixture and equipment reserve account with our lender. Lastly, the Hotel completed the installation of a complete exterior building maintenance system which will enable periodic window washing, replaced and upgraded all computers in the business center and administrative offices.

The Company had a net gain on marketable securities of $1,399,000 for the year ended June 30, 2021 compared to a net loss on marketable securities of $322,000 for the year ended June 30, 2020. For the year ended June 30, 2021, the Company had $1,031,000 net gain related to the Company’s investment in the common stock of Comstock Mining Inc. (“Comstock” - NYSE MKT: LODE). For the year ended June 30, 2020, the Company had net zero gain related to the Company’s investment in the common stock of Comstock. As of June 30, 2021 and 2020, investments in Comstock represent approximately 19% and 60%, respectively, of the Company’s investment portfolio. For the year ended June 30, 2021, the Company had a net realized loss of $540,000 and a net unrealized gain of $1,939,000. For the year ended June 30, 2020, the Company had a net realized loss of $177,000 and a net unrealized loss of $145,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

During the year ended June 30, 2021 and 2020, the Company performed an impairment analysis of its other investments and determined its investments had other than temporary impairments and recorded impairment losses of $38,000 and $80,000, respectively.

The Company consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel. The income tax benefit during the years ended June 30, 2021 and 2020 represents the income tax effect on the Company’s pretax loss which include its share in net loss of the Hotel.

MARKETABLE SECURITIES AND OTHER INVESTMENTS

As of June 30, 2021 and 2020, the Company had investments in marketable equity securities of $3,536,000 and $565,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups:

		% of Total
As of June 30, 2021		Investment
Industry Group	Fair Value	Securities

Communication services	$1,334,000	37.7%
Basic materials	720,000	20.3%
Industrials	653,000	18.5%
REITs and real estate companies	438,000	12.4%
Energy	250,000	7.1%
Healthcare	141,000	4.0%
	$3,536,000	100.0%

		% of Total
As of June 30, 2020		Investment
Industry Group	Fair Value	Securities

Basic materials	$377,000	66.7%
REITs and real estate companies	162,000	28.7%
Energy	26,000	4.6%
	$565,000	100.0%

As of June 30, 2021, the Company held twelve different equity positions in its investment portfolio. The Company held three equity securities that comprised more than 10% of the equity value of the portfolio. The largest security position represents 38% of the portfolio and consists of the common stock of ViacomCBS Inc. (NASDAQ: VIACP) which is included in the communication services industry group.

The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective years.

For the years ended June 30,	2021	2020
Net gain (loss) on marketable securities	$1,399,000	$(322,000)
Impairment loss on other investments	(38,000)	(80,000)
Dividend and interest income	17,000	134,000
Margin interest expense	(11,000)	(19,000)
Trading expenses	(130,000)	(111,000)
Net gain (loss) from marketable securities	$1,237,000	$(398,000)

FINANCIAL CONDITION AND LIQUIDITY

The Company had cash and cash equivalents of $2,310,000 and $4,710,000 as of June 30, 2021 and 2020, respectively. In addition, the Hotel had $6,222,000 and $10,666,000 of restricted cash held by its senior lender Wells Fargo Bank, N.A. (“Lender”) as of June 30, 2021 and 2020, respectively. Of the $10,666,000 restricted cash held as of June 30, 2020, $2,432,000 was for a possible future property improvement plan (“PIP”) requested by our franchisor, Hilton. However, Hilton confirmed that it will not require a PIP for our Hotel until relicensing which shall occur at the earlier of (i) January 2030, which is six years after the maturity date of our current senior and mezzanine loans, or (ii) upon the sale of our Hotel. On August 19, 2020, Lender released PIP deposits in the amount of $2,379,000 to the Hotel. The funds were utilized to fund operating expenses, including franchise and management fees and other expenses.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). Justice received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, Justice used the proceeds from the SBA Loan for payroll costs and other qualified expenses. The SBA Loan was scheduled to mature on April 9, 2022 with a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On June 10, 2021, the SBA Loan was forgiven in full.

On February 3, 2021, Justice entered into a second loan agreement (“Second SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the Second SBA Loan. As of June 30, 2021, Justice had used all proceeds from the Second SBA Loan primarily for payroll costs. The Second SBA Loan is scheduled to mature on February 3, 2026 and has a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. All payments of principal and interest are deferred until either: (a) if the SBA approves the forgiveness amount, the date the forgiveness amount is remitted by the SBA to CIBC; or (b) if Justice does not apply for forgiveness within 10 months after the last day of the covered period specified in the loan agreement or if the forgiveness amount is not approved, the date that is 10 months after the last day of the covered period. The loan may be forgiven if the funds are used for payroll and other qualified expenses. All unforgiven portion of the principal and accrued interest will be due at maturity. Justice submitted its application for full loan forgiveness on September 3, 2021.

On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000. During the fiscal year ending June 30, 2021, InterGroup has advanced $3,650,000 to Justice per the aforementioned loan modification agreement. The Partnership is also allowed to seek additional loans and sell partnership interests. Upon the consent of the general partner and a super majority in interest, the Partnership may sell additional classes or series of units of the Partnership under certain conditions in order to raise additional capital. Additionally, on August 28, 2020, the Board of InterGroup passed resolutions to provide funding to Portsmouth if necessary.

In order to increase its liquidity position and to take advantage of the favorable interest rate environment, InterGroup refinanced its 151-unit apartment complex in Parsippany, New Jersey on April 30, 2020, generating net proceeds of $6,814,000. In June 2020, InterGroup refinanced one of its California properties and generated net proceeds of $1,144,000. During the fiscal year ended June 30, 2021, InterGroup completed refinancing on six of its California properties and generated net proceeds of $6,762,000. InterGroup is currently evaluating other refinancing opportunities and it could refinance additional multifamily properties should the need arise, or should management consider the interest rate environment favorable. InterGroup has an uncollateralized $8,000,000 revolving line of credit from CIBC Bank USA (“CIBC”) and the entire $8,000,000 is available to be drawn down as of June 30, 2021 should additional liquidity be necessary.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company’s material financial obligations which also includes interest.

		Year	Year	Year	Year	Year
	Total	2022	2023	2024	2025	2026	Thereafter
Mortgage notes payable	$110,745,000	$1,632,000	$1,721,000	$107,392,000	$-	$-	$-
PPP and other notes payable	2,664,000	481,000	183,000	-	-	2,000,000	-
Related party notes payable	10,739,000	567,000	7,217,000	567,000	567,000	567,000	1,254,000
Interest	16,720,000	7,088,000	6,180,000	3,452,000	-	-	-
Total	$140,868,000	$9,768,000	$15,301,000	$111,411,000	$567,000	$2,567,000	$1,254,000

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Portsmouth Square, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Portsmouth Square, Inc. and its subsidiary (the “Company”) as of June 30, 2021 and 2020, the related consolidated statements of operations, shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively, referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements, and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Liquidity and Capital Resources

As discussed in Note 2 to the consolidated financial statements, the Company has historically generated cash flows primarily from their Hotel operations. However, the responses by federal, state, and local civil authorities to the COVID-19 pandemic have had a material detrimental impact on the Company’s Hotel operations and liquidity. During the year ended June 30, 2021, the Company took several steps to preserve capital and increase liquidity, including implementing strict cost management measures to eliminate non-essential expenses, postponing capital expenditures, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets. At June 30, 2021, the Company believes its current available liquidity, borrowing capacity, and cash generated by operations will be sufficient to fund the Company’s operations for at least a year beyond the date of the issuance of the consolidated financial statements.

We identified liquidity and capital resources as a critical audit matter due to the subjectivity and judgments required by management to conclude the Company would have sufficient liquidity to sustain itself for at least a year beyond the date of the issuance of the consolidated financial statements. This in turn led to a high degree of auditor subjectivity and judgment to evaluate the audit evidence supporting management’s liquidity and going concern conclusions.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the amount and timing of management’s forecasted revenues and expenses along with the respective cash receipts and payments, including scheduled debt payments, over the next twelve-months. This includes a consideration of current market information available at the time of preparation of the forecast. In addition, evaluating audit evidence in connection with management’s liquidity assessment.

●	Retrospectively evaluating management’s prior forecasted timing of cash receipts and payments and comparing to actual results from the most recent twelve-month period in order to consider management’s potential bias in preparing estimates.

●	Finally, evaluating the clarity and adequacy of the Company’s disclosure of the circumstances which led to initial doubt regarding the entity’s ability to continue as a going concern and the factors that alleviated the initial doubt included in the consolidated financial statements.

/s/ Moss Adams LLP

Irvine, California

September 16, 2021

We have served as the Company’s auditor since 2017.

PORTSMOUTH SQUARE, INC.

CONSOLIDATED BALANCE SHEETS

As of	June 30, 2021	June 30, 2020
ASSETS
Investment in hotel, net	$31,513,000	$32,481,000
Investment in real estate	-	980,000
Investment in marketable securities	3,536,000	565,000
Other investments, net	20,000	87,000
Cash and cash equivalents	2,310,000	4,710,000
Restricted cash	6,222,000	11,675,000
Accounts receivable - hotel, net	194,000	251,000
Other assets, net	701,000	831,000
Deferred tax assets	8,055,000	5,974,000

Total assets	$52,551,000	$57,554,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities - Justice	$7,440,000	$7,588,000
Accounts payable and other liabilities	190,000	255,000
Accounts payable to related party	3,193,000	2,385,000
Due to securities broker	1,715,000	-
Related party notes payable	10,738,000	7,604,000
SBA Loan - Justice	2,000,000	4,719,000
Finance Leases	664,000	1,098,000
Mortgage notes payable - hotel, net	110,134,000	111,446,000

Total liabilities	136,074,000	135,095,000

Commitments and Contingencies - Note 17

Shareholders’ deficit:
Common stock, no par value: Authorized shares - 750,000; 734,187 and 734,183 shares issued and outstanding as of June 30, 2021 and 2020, respectively	2,092,000	2,092,000
Accumulated deficit	(84,960,000)	(73,809,000)
Total Portsmouth shareholders’ deficit	(82,868,000)	(71,717,000)
Noncontrolling interest	(655,000)	(5,824,000)
Total shareholders’ deficit	(83,523,000)	(77,541,000)

Total liabilities and shareholders' deficit	$52,551,000	$57,554,000

The accompanying notes are an integral part of these consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30,	2021	2020

Revenue - Hotel	$14,668,000	$42,839,000

Costs and operating expenses
Hotel operating expenses	(17,911,000)	(37,333,000)
Hotel depreciation and amortization expense	(2,079,000)	(2,192,000)
General and administrative expense	(796,000)	(747,000)

Total costs and operating expenses	(20,786,000)	(40,272,000)

(Loss) Income from operations	(6,118,000)	2,567,000

Other income (expense)
Interest expense - mortgage	(6,710,000)	(6,965,000)
Interest expense - related party	(572,000)	(361,000)
Gain on asset disposal	12,000	-
Gain on forgiveness of debt	4,719,000	-
Net gain (loss) on marketable securities	368,000	(322,000)
Net gain on marketable securities - Comstock	1,031,000	-
Impairment loss on other investments	(38,000)	(80,000)
Dividend and interest income	17,000	134,000
Trading and margin interest expense	(141,000)	(130,000)

Total other expense, net	(1,314,000)	(7,724,000)

Loss before income taxes	(7,432,000)	(5,157,000)
Income tax benefit	2,146,000	1,934,000

Net loss	(5,286,000)	(3,223,000)
Less:Net loss attributable to the noncontrolling interest	58,000	290,000

Net loss attributable to Portsmouth	$(5,228,000)	$(2,933,000)

Basic and diluted net loss per share attributable to Portsmouth	$(7.12)	$(3.99)

Weighted average number of common shares outstanding - basic and diluted	734,187	734,183

The accompanying notes are an integral part of these consolidated financial statements.

PORTSMOUTH SQUARE, INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

				Total
				Portsmouth		Total
	Common Stock		Accumulated	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Deficit	Deficit	Interest	Deficit

Balance at July 1, 2019	734,183	$2,092,000	$(70,876,000)	$(68,784,000)	$(5,534,000)	$(74,318,000)

Net loss	-	-	(2,933,000)	(2,933,000)	(290,000)	(3,223,000)

Balance at June 30, 2020	734,183	2,092,000	(73,809,000)	(71,717,000)	(5,824,000)	(77,541,000)

Net loss	-	-	(5,228,000)	(5,228,000)	(58,000)	(5,286,000)

Reclassify Justice non-controlling interest	-	-	(5,923,000)	(5,923,000)	5,923,000	-

Investment in Justice	-	-	-	-	(696,000)	(696,000)

Shares Issued	4	-	-	-	-	-

Balance at June 30, 2021	734,187	$2,092,000	$(84,960,000)	$(82,868,000)	$(655,000)	$(83,523,000)

The accompanying notes are an integral part of these consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended June 30,	2021	2020
Cash flows from operating activities:
Net loss	$(5,286,000)	$(3,223,000)
Adjustments to reconcile net loss to net cash used in operating activities:
operating activities:
Net unrealized (gain) loss on marketable securities	(1,939,000)	145,000
Gain on disposal of assets	(12,000)	-
Gain on forgiveness of debt	(4,719,000)	-
Deferred income taxes	(2,081,000)	(1,920,000)
Impairment loss on other investments	38,000	80,000
Depreciation and amortization	1,847,000	1,997,000
Changes in operating assets and liabilities:
Investment in marketable securities	(1,032,000)	715,000
Accounts receivable - Hotel, net	57,000	597,000
Other assets	130,000	55,000
Accounts payable and other liabilities - Justice	(148,000)	(3,710,000)
Accounts payable and other liabilities	(65,000)	73,000
Accounts payable related party	808,000	263,000
Due to securities broker	1,715,000	(151,000)
Obligations for securities sold	-	(325,000)
Net cash used in operating activities	(10,687,000)	(5,404,000)

Cash flows from investing activities:
Payments for hotel furniture, equipment and building improvements	(1,068,000)	(1,291,000)
Investment in real estate	980,000	(3,000)
Investment in Justice	(696,000)	-
Proceeds from other investments	29,000	29,000
Net cash used in investing activities	(755,000)	(1,265,000)

Cash flows from financing activities:
Proceeds from SBA Loan - Justice	2,000,000	4,719,000
Proceeds from related party note payable	3,650,000	-
Payments of mortgage and finance leases, net	(2,011,000)	(1,872,000)
Issuance cost from refinance of long term debt	-	(479,000)
Issuance cost from refinance of related party loan	(50,000)	(130,000)
Net cash provided by financing activities	3,589,000	2,238,000

Net decrease in cash, cash equivalents, and restricted cash	(7,853,000)	(4,431,000)
Cash, cash equivalents, and restricted cash at the beginning of the period	16,385,000	20,816,000
Cash, cash equivalents, and restricted cash at the end of the period	$8,532,000	$16,385,000

Supplemental information:
Interest paid	$6,720,000	$7,345,000
Taxes paid	$23,000	$2,000
Non-cash transaction:
Additions to Hotel equipment through finance leases	$30,000	$30,000

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice Investors Limited Partnership, a California limited partnership (“Justice” or the “Partnership”). Portsmouth has a 99.3% limited partnership interest in Justice and is the sole general partner. Justice was formed in 1967 to acquire real property in San Francisco, California. As of June 30, 2021, the Partnership has 3 voting limited partners. The financial statements of Justice are consolidated with those of the Company.

As of June 30, 2021, The InterGroup Corporation (“InterGroup”), a public company (NASDAQ: INTG), owns approximately 74.9% of the common stock of Portsmouth.

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

Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel, along with its five-level parking garage, with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the takeover date and automatically renews for successive one (1) year periods, to not exceed five years in the aggregate, subject to certain conditions. Under the terms of the HMA, base management fee payable to Interstate shall be one and seven-tenths percent (1.70%) of total Hotel revenue. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the form of a self-exhausting, interest free note payable in the amount of $2,000,000 in a separate key money agreement. As of June 30, 2020, balance of the key money including accrued interest was $1,009,000 and is included in restricted cash in the consolidated balance sheets. As of June 30, 2021, the key money balance was zero as the Hotel obtained approval from Interstate to use the funds for hotel operations during the first quarter of fiscal year 2021. As of June 30, 2021 and 2020, balance of the unamortized portion of the key money are $1,396,000 and $1,646,000, respectively, and are included in the related party notes payable in the consolidated balance sheets. On October 25, 2019, Interstate merged with Aimbridge Hospitality, North America’s largest independent hotel management firm. With the completion of the merger, the newly combined company will be positioned under the Aimbridge Hospitality name in the Americas.

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with generally accepted accounting principles (“GAAP”). If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Partnership will recognize an impairment loss equal to the difference between the assets’ carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset’s remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. No impairment losses were recorded for the years ended June 30, 2021 and 2020.

Investment in Marketable Securities

Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading securities with all unrealized gains and losses on the Company’s investment portfolio recorded through the consolidated statements of operations.

Other Investments, Net

Other investments include non-marketable securities (carried at cost, net of any impairments loss). The Company has no significant influence or control over the entities that issue these investments. These investments are reviewed on a periodic basis for other-than-temporary impairment. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to: (i) the length of time an investment is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near-term prospects of the issuer and (iv) our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For the years ended June 30, 2021 and 2020, the Company recorded impairment losses related to other investments of $38,000 and $80,000, respectively. As of June 30, 2021 and 2020, the allowance for impairment losses was $2,249,000 and $2,257,000, respectively.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased and are carried at cost, which approximates fair value. As of June 30, 2021 and 2020, the Company does not have any cash equivalents.

Restricted Cash

Restricted cash is comprised of amounts held by lenders for payment of real estate taxes, insurance, replacement and capital addition reserves for the Hotel. It also includes key money received from Interstate that is restricted for capital improvements.

Accounts Receivable - Hotel, Net

Accounts receivable from Hotel customers are carried at cost less an allowance for doubtful accounts that is based on management’s assessment of the collectability of accounts receivable. As of June 30, 2021 and 2020, the allowance for doubtful accounts was $17,000 and $25,000, respectively. The Partnership extends unsecured credit to its customers but mitigates the associated credit risk by performing ongoing credit evaluations of its customers.

Other Assets, Net

Other assets include prepaid insurance, accounts receivable, franchise fees, and other miscellaneous assets. Franchise fees are stated at cost and amortized over the life of the agreement (15 years).

Income Taxes

The Company consolidates Justice (“Hotel”) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel. The income tax benefit during the fiscal years ended June 30, 2021 and 2020 represent the income tax effect on the Company’s pretax loss which includes its share in the net loss of the Hotel.

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

We have considered the income tax accounting and disclosure implications of the relief provided by the Coronavirus Aid, Relief, and Economic Security (CARES) Act enacted on March 27, 2020, and the American Rescue Plan Act enacted on March 11, 2021. The effect of tax law changes is required to be recognized either in the interim period in which the legislation is enacted or reflected in the computation of the annual effective tax rate, depending on the nature of the change. As of June 30, 2020, we evaluated the income tax provisions of the CARES Act and the American Rescue Plan Act and have determined there to be no material effect on the fiscal year tax provision. We will continue to evaluate the income tax provisions of both acts and monitor the tax law changes that could have income tax accounting and disclosure implications.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in Hotel operating expenses in the consolidated statements of operations. Advertising costs were $110,000 and $176,000 for the years ended June 30, 2021 and 2020, respectively.

Basic and Diluted Loss per Share

Basic loss per share is calculated based upon the weighted average number of common shares outstanding during each fiscal year. As of June 30, 2021 and 2020, the Company did not have any potentially dilutive securities outstanding.

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

Recently Issued and Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-11 provides entities another option for transition, allowing entities to not apply the new standard in the comparative periods they present in their financial statements in the year of adoption. Effective July 1, 2019, we adopted ASU 2016-02 using the modified retrospective approach provided by ASU 2018-11. We elected certain practical expedients permitted under the transition guidance, including the election to carryforward historical lease classification. We also elected the short-term lease practical expedient, which allowed us to not recognize leases with a term of less than twelve months on our consolidated balance sheets. In addition, we elected the lease and non-lease components practical expedient, which allowed us to calculate the present value of the fixed payments without performing an allocation of lease and non-lease components. We did not record any operating lease right-of-use (“ROU”) assets and operating lease liabilities upon adoption of the new standard as the aggregate value of the ROU assets and operating lease liabilities are immaterial relative to our total assets and liabilities as of June 30, 2021and 2020. The standard did not have an impact on our other finance leases, statements of operations or cash flows. See Note 4 and Note 11 for balances of finance lease ROU assets and liabilities, respectively.

In August 2018, the FASB issued Accounting Standard Update No. 2018-13, Changes to Disclosure Requirements for Fair Value Measurements (Topic 820) (ASU 2018-13), which improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. The Company has adopted the new standard effective July 1, 2020 and the adoption of this guidance did not have a material impact on its condensed consolidated financial statements.

NOTE 2 - LIQUIDITY

Historically, our cash flows have been primarily generated from our Hotel operations. However, the responses by federal, state, and local civil authorities to the COVID-19 pandemic has had a material detrimental impact on our liquidity. For the fiscal year ended June 30, 2021 and 2020, our net cash flow used in operations was $10,687,000 and $5,404,000, respectively. We have taken several steps to preserve capital and increase liquidity at our Hotel, including implementing strict cost management measures to eliminate non-essential expenses, postponing major capital expenditures, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets.

The Company had cash and cash equivalents of $2,310,000 and $4,710,000 as of June 30, 2021 and 2020, respectively. In addition, the Hotel had $6,222,000 and $10,666,000 of restricted cash held by its senior lender Wells Fargo Bank, N.A. (“Lender”) as of June 30, 2021 and 2020, respectively. Of the $10,666,000 restricted cash held as of June 30, 2020, $2,432,000 was for a possible future property improvement plan (“PIP”) requested by our franchisor, Hilton. However, Hilton has confirmed that it will not require a PIP for our Hotel until relicensing which shall occur at the earlier of (i) January 2030, which is six years after the maturity date of our current senior and mezzanine loans, or (ii) upon the sale of our Hotel. On August 19, 2020, Lender released PIP deposits in the amount of $2,379,000 to the Hotel. The funds were utilized to fund operating expenses, including franchise and management fees and other expenses. The Company had marketable securities, net of margin due to securities brokers, of $1,821,000 and $565,000 as of June 30, 2021and 2020, respectively. These marketable securities are short-term investments and liquid in nature.

On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000. During the fiscal year ending June 30, 2021, InterGroup advanced $3,650,000 to Justice per the aforementioned loan modification agreement, bringing the total amount due InterGroup to $6,650,000 at June 30, 2021. The Partnership is also allowed to seek additional loans and sell partnership interests. Upon the consent of the general partner and a super majority in interest, the Partnership may sell additional classes or series of units of the Partnership under certain conditions in order to raise additional capital. On August 28, 2020, the Board of InterGroup passed resolutions to provide funding to Portsmouth if necessary.

In order to increase its liquidity position and to take advantage of the favorable interest rate environment, InterGroup refinanced its 151-unit apartment complex in Parsippany, New Jersey on April 30, 2020, generating net proceeds of $6,814,000. In June 2020, InterGroup refinanced one of its California properties and generated net proceeds of $1,144,000. During the fiscal year ended June 30, 2021, InterGroup completed refinancing on six of its California properties and generated net proceeds of $6,762,000. InterGroup is currently evaluating other refinancing opportunities and it could refinance additional multifamily properties should the need arise, or should management consider the interest rate environment favorable. InterGroup has an uncollateralized $8,000,000 revolving line of credit from CIBC Bank USA (“CIBC”) and the entire $8,000,000 is available to be drawn down as of June 30, 2021 should additional liquidity be necessary.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). Justice received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, Justice used the proceeds from the SBA Loan for payroll costs and other qualified expenses. The SBA Loan was scheduled to mature on April 9, 2022 with a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On June 10, 2021, the SBA Loan was forgiven in full.

On February 3, 2021, Justice entered into a second loan agreement (“Second SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the Second SBA Loan. As of June 30, 2021, Justice had used all proceeds from the Second SBA Loan primarily for payroll costs. The Second SBA Loan is scheduled to mature on February 3, 2026 and has a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. All payments of principal and interest are deferred until either: (a) if the SBA approves the forgiveness amount, the date the forgiveness amount is remitted by the SBA to CIBC; or (b) if Justice does not apply for forgiveness within 10 months after the last day of the covered period specified in the loan agreement or if the forgiveness amount is not approved, the date that is 10 months after the last day of the covered period. The loan may be forgiven if the funds are used for payroll and other qualified expenses. All unforgiven portion of the principal and accrued interest will be due at maturity. Justice submitted its application for full loan forgiveness on September 3, 2021.

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

NOTE 3 - REVENUE

The following table present our revenue disaggregated by revenue streams.

For the year ended June 30,	2021	2020
Hotel revenues:
Hotel rooms	$12,138,000	$36,465,000
Food and beverage	293,000	3,529,000
Garage	2,117,000	2,368,000
Other operating departments	120,000	477,000
Total Hotel revenue	$14,668,000	$42,839,000

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

Contract assets and liabilities

We do not have any material contract assets as of June 30, 2021 and 2020, other than trade and other receivables, net on our consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities on our consolidated balance sheets. Contract liabilities decreased to $161,000 as of June 30, 2021 from $375,000 as of June 30, 2020. The decrease for the twelve months ended June 30, 2021 was primarily driven by $214,000 revenue recognized that was included in the advanced deposits balance as of June 30, 2020.

Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers are less than one year.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in Hotel consisted of the following as of:

		Accumulated	Net Book
June 30, 2021	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Finance lease ROU assets	1,805,000	(606,000)	1,199,000
Furniture and equipment	31,014,000	(27,956,000)	3,058,000
Building and improvements	56,194,000	(30,062,000)	26,132,000
Investment in Hotel, net	$90,137,000	$(58,624,000)	$31,513,000

		Accumulated	Net Book
June 30, 2020	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Finance lease ROU assets	1,775,000	(291,000)	1,484,000
Furniture and equipment	30,528,000	(27,498,000)	3,030,000
Building and improvements	55,614,000	(28,771,000)	26,843,000
Investment in Hotel, net	$89,041,000	$(56,560,000)	$32,481,000

NOTE 5 – INVESTMENT IN REAL ESTATE

In August 2007, the Company agreed to acquire 50% interest in InterGroup Uluniu, Inc. (“Uluniu”), a Hawaiian corporation and a 100% owned subsidiary of InterGroup, for $973,000, which represents an amount equal to the costs paid by InterGroup for the acquisition and carrying costs of approximately two acres of unimproved land held for development located in Maui, Hawaii. In March 2021, to make both companies more efficient, InterGroup purchased back the 50% interest of Uluniu from Portsmouth for $980,000, which represents Portsmouth’s carrying cost of the investment. No gains or losses were realized as a result of the transaction since it was a related-party transaction. As a related-party transaction, the fairness of the financial terms of the transactions were reviewed and approved by the independent director of the Company.

NOTE 6 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also invested in income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could insure to its shareholders through income and/or capital gain.

As of June 30, 2021 and 2020, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Fair Value

As of June 30, 2021
Corporate
Equities	$4,987,000	$438,000	$(1,889,000)	$(1,451,000)	$3,536,000

As of June 30, 2020
Corporate
Equities	$3,955,000	$66,000	$(3,456,000)	$(3,390,000)	$565,000

As of June 30, 2021 and 2020, approximately 19% and 60% of the investment marketable securities balance above is comprised of the common stock of Comstock Mining Inc. (“Comstock” – NYSE AMERICAN: LODE). As of June 30, 2021 and 2020, the Company had $1,873,000 and $3,448,000, respectively, of unrealized losses related to securities held for over one year; of which $1,789,000 and $3,400,000 are related to its investment in Comstock, respectively.

Net gain (loss) on marketable securities on the statement of operations is comprised of realized and unrealized losses. Below is the breakdown of the two components for the years ended June 30, 2021 and 2020, respectively.

For the year ended June 30,	2021	2020
Realized gain (loss) on marketable securities	$32,000	$(177,000)
Realized loss on marketable securities related to Comstock	(572,000)	-
Unrealized gain (loss) on marketable securities	336,000	(145,000)
Unrealized gain on marketable securities related to Comstock	1,603,000	-
Net gain (loss) on marketable securities	$1,399,000	$(322,000)

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

Other investments, net consist of the following:

Type	June 30, 2021	June 30, 2020
Private equity hedge fund, at cost	$20,000	$57,000
Other investments	-	30,000
	$20,000	$87,000

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

The assets measured at fair value on a recurring basis are as follows:

As of June 30, 2021	Level 1
Assets:
Investment in marketable securities:
Communication services	$1,334,000
Basic materials	720,000
Industrials	653,000
REITs and real estate companies	438,000
Energy	250,000
Healthcare	141,000
$3,536,000

As of June 30, 2020	Level 1
Assets:
Investment in marketable securities:
Basic materials	$377,000
REITs and real estate companies	162,000
Energy	26,000
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

			Net loss for the
Assets	Level 3	June 30, 2021	year ended June 30, 2021

Other non-marketable investments	$20,000	$20,000	$(38,000)

			Net loss for the
Assets	Level 3	June 30, 2020	year ended June 30, 2020

Other non-marketable investments	$87,000	$87,000	$(80,000)

For fiscal year ended June 30, 2021 and 2020, we received distribution from other non-marketable investments of $30,000 and $29,000, respectively.

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

NOTE 9 – OTHER ASSETS, NET

Other assets consist of the following as of June 30:

	2021	2020
Inventory - Hotel	$37,000	$37,000
Prepaid expenses	381,000	511,000
Miscellaneous assets, net	283,000	283,000
Total other assets	$701,000	$831,000

NOTE 10 – RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of related party and other notes payable as of June 30, 2021 and 2020, respectively.

As of June 30,	2021	2020
Note payable - InterGroup	$6,650,000	$3,000,000
Note payable - Hilton	2,692,000	3,008,000
Note payable - Interstate	1,396,000	1,646,000
SBA Loan - Justice	2,000,000	4,719,000
Total related party and other notes payable	$12,738,000	$12,373,000

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 31, 2022. On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000. During the fiscal year ending June 30, 2021, InterGroup advanced $3,650,000 to Justice per the aforementioned loan modification agreement. As of June 30, 2021 and 2020, the balance of the loan was $6,650,000 and $3,000,000, respectively.

Note payable to Hilton (Franchisor) is a self-exhausting, interest free development incentive note which is reduced by approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton.

On February 1, 2017, Justice entered into an HMA with Interstate to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second (2nd) anniversary of the takeover date. As of June 30, 2020, balance of the key money including accrued interest was $1,009,000 and is included in restricted cash in the consolidated balance sheets. As of June 30, 2021, the key money balance was zero as the Hotel obtained approval from Interstate to use the funds for hotel operations during the first quarter of fiscal year 2021. Unamortized portion of the key money is included in the related party notes payable in the consolidated balance sheets.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). Justice received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, Justice used the proceeds from the SBA Loan for payroll costs and other qualified expenses. The SBA Loan was scheduled to mature on April 9, 2022 with a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act.. On June 10, 2021, the SBA Loan was forgiven in full.

On February 3, 2021, Justice entered into a second loan agreement (“Second SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the Second SBA Loan. As of June 30, 2021, Justice had used all proceeds from the Second SBA Loan primarily for payroll costs. The Second SBA Loan is scheduled to mature on February 3, 2026 and has a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. All payments of principal and interest are deferred until either: (a) if the SBA approves the forgiveness amount, the date the forgiveness amount is remitted by the SBA to CIBC; or (b) if Justice does not apply for forgiveness within 10 months after the last day of the covered period specified in the loan agreement or if the forgiveness amount is not approved, the date that is 10 months after the last day of the covered period. The loan may be forgiven if the funds are used for payroll and other qualified expenses. All unforgiven portion of the principal and accrued interest will be due at maturity. Justice submitted its application for full loan forgiveness on September 3, 2021.

As of June 30, 2021, the Company had finance lease obligations outstanding of $664,000. These finance leases expire in various years through 2023 at rates ranging from 4.62% to 6.25% per annum. Minimum future lease payments for assets under finance leases as of June 30, 2021 are as follows:

For the year ending June 30,
2022	$508,000
2023	188,000
Total minimum lease payments	696,000
Less interest on finance lease	(32,000)
Present value of future minimum lease payments	$664,000

Future minimum principal payments for all related party and other financing transactions are as follows:

For the year ending June 30,
2022	$1,047,000
2023	7,400,000
2024	567,000
2025	567,000
2026	2,567,000
Thereafter	1,254,000
$13,402,000

As of June 30, 2021 and 2020, the Company had accounts payable to related party of $3,193,000 and $2,385,000, respectively. These are amounts due to InterGroup and represent certain shared costs and expenses, primarily general and administrative expenses, rent, insurance and other expenses that are allocated among the Company and InterGroup.

The Company’s Board of Directors is currently comprised of directors John V. Winfield, William J. Nance, John C. Love, Jerold R. Babin, and Steve Grunwald. All of the Company’s directors also serve as directors of InterGroup except for Mr. Grunwald. Mr. Winfield also serves as Managing Director of Justice.

John V. Winfield serves as Chief Executive Officer and Chairman of the Company and InterGroup. Effective June 2016, Mr. Winfield became the Managing Director of Justice. Depending on certain market conditions and various risk factors, the Chief Executive Officer and InterGroup may, at times, invest in the same companies in which the Company invests. The Company encourages such investments because it places personal resources of the Chief Executive Officer and the resources of InterGroup at risk in connection with investment decisions made on behalf of the Company.

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

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties are full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Partnership is required to maintain a certain minimum net worth and liquidity. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of June 30, 2021 and 2020, InterGroup is in compliance with both requirements. However, due to the Hotel’s current low occupancy and its negative impact on the Hotel’s cash flow, Justice Operating Company, LLC is not meeting certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lock-box and cash sweep by the Lender for all cash collected by the Hotel, and under certain terms, would allow the Lender to request Operating to replace its hotel management company. The DSCR for Operating has been below 1.00 since third quarter of fiscal year 2020 while it is required to maintain a DSCR of at least 1.10 to 1.00 for two consecutive quarters. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR. Justice has not missed any of its debt service payments and does not anticipate missing any debt obligations even during these uncertain times for at least the next twelve months and beyond.

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

As of June 30, 2021 and 2020, the Company had the following mortgages:

June 30, 2021	June 30, 2020	Interest Rate	Origination Date	Maturity Date
$90,745,000	$92,292,000	Fixed 5.28%	December 18, 2013	January 1, 2024
20,000,000	20,000,000	Fixed 9.75% (Fixed 7.25% effective August 1st, 2019)	July 31, 2019	January 1, 2024
110,745,000	112,292,000	Mortgage notes payable - hotel
(611,000)	(896,000)	Net debt issuance costs
$110,134,000	$111,396,000	Total mortgage notes payable - hotel

Future minimum principal payments for mortgage notes payable are as follows:

For the year ending June 30,
2022	$1,632,000
2023	1,721,000
2024	107,392,000
$110,745,000

NOTE 12 – MANAGEMENT AGREEMENTS

On February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second (2nd) anniversary of the takeover date. As of June 30, 2020, balance of the key money including accrued interest was $1,009,000 and is included in restricted cash in the consolidated balance sheets. As of June 30, 2021, the key money balance was zero as the Hotel obtained approval from Interstate to use the funds for hotel operations during the first quarter of fiscal year 2021. As of June 30, 2021 and 2020, balance of the unamortized portion of the key money are $1,396,000 and $1,646,000, respectively, and are included in the related party notes payable in the consolidated balance sheets. For the fiscal years ended June 30, 2021 and 2020, hotel management fees were $242,000 and $591,000, respectively, offset by key money amortization of $250,000 for both years and are included in Hotel operating expenses in the consolidated statements of operations.

NOTE 13 – CONCENTRATION OF CREDIT RISK

As of June 30, 2021 and 2020, all accounts receivables are related to Hotel customers. The Hotel had two customers that accounted for 89%, or $64,000 of accounts receivable at June 30, 2021, and two customers that accounted for 95%, or $239,000 of accounts receivable at June 30, 2020.

The Company maintains its cash and cash equivalents and restricted cash with various financial institutions that are monitored regularly for credit quality. At times, such cash and cash equivalents holdings may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) or other federally insured limits.

NOTE 14 - INCOME TAXES

The provision for income tax benefit consists of the following:

For the years ended June 30,	2021	2020
Federal
Current tax benefit	$-	$15,000
Deferred tax benefit	1,606,000	1,349,000
	1,606,000	1,364,000
State
Current tax benefit (expense)	65,000	(1,000)
Deferred tax benefit	475,000	571,000
	540,000	570,000
Total income tax benefit	$2,146,000	$1,934,000

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

For the years ended June 30,	2021	2020

Statutory federal tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	5.8%	9.2%
Disallowed interest	2.9%	10.3%
Valuation allowance	-4.3%	-
Other	3.6%	-1.0%
	29.0%	39.6%

The components of the Company’s deferred tax assets and (liabilities) as of June 30, 2021 and 2020, are as follows:

	2021	2020
Deferred tax assets
Net operating loss carryforward	$9,802,000	$6,238,000
Investment reserve	671,000	674,000
Interest expense	2,684,000	1,466,000
Other	1,423,000	1,755,000
	14,580,000	10,133,000
Deferred tax liabilities
Basis difference in Justice	(5,092,000)	(3,295,000)
State taxes	(482,000)	(368,000)
Valuation allowance	(951,000)	(496,000)
	(6,525,000)	(4,159,000)
Net deferred tax assets	$8,055,000	$5,974,000

As of June 30, 2021, the Company had net operating loss carryforwards of approximately $31,495,000 and $36,050,000 for federal and purposes, respectively. These carryforwards expire in varying amount through 2039. Due to the California’s suspension of net operating losses, approximately $15.1M of the state net operating losses cannot be utilized in taxable years 2020, 2021 and 2022 if the company’s taxable income in each of those years is $1M or more.

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions. As of June 30, 2021, it has been determined that there are no uncertain tax positions likely to impact the Company.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates and is subject to examination by federal, state and local jurisdictions, where applicable.

As of June 30, 2021, tax years beginning in fiscal years 2016 and 2017 remain open to examination by the major tax jurisdictions and are subject to the statute of limitations.

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

Information below represents reporting segments for the years ended June 30, 2021 and 2020, respectively. Segment loss from Hotel operations consists of the operation of the Hotel and operation of the garage. Income (loss) from investments consists of net investment gain (loss), dividend and interest income and investment related expenses.

As of and for the year	Hotel	Investment
ended June 30, 2021	Operations	Transactions	Other	Total
Revenues	$14,668,000	$-	$-	$14,668,000
Segment operating expenses	(17,911,000)	-	(796,000)	(18,707,000)
Segment loss	(3,243,000)	-	(796,000)	(4,039,000)
Interest expense – mortgage	(6,710,000)	-	-	(6,710,000)
Interest expense – related party	(572,000)	-	-	(572,000)
Gain on disposal of asset	12,000	-	-	12,000
Gain on debt forgiveness	4,719,000	-	-	4,719,000
Depreciation and amortization expense	(2,079,000)	-	-	(2,079,000)
Gain from investments	-	1,237,000	-	1,237,000
Income tax benefit	-	-	2,146,000	2,146,000
Net income (loss)	$(7,873,000)	$1,237,000	$1,350,000	$(5,286,000)
Total assets	$40,367,000	$3,556,000	$8,628,000	$52,551,000

As of and for the year	Hotel	Investment
ended June 30, 2020	Operations	Transactions	Other	Total
Revenues	$42,839,000	$-	$-	$42,839,000
Segment operating expenses	(37,333,000)	-	(747,000)	(38,080,000)
Segment income (loss)	5,506,000	-	(747,000)	4,759,000
Interest expense - mortgage	(6,965,000)	-	-	(6,965,000)
Interest expense – related party	(361,000)	-	-	(361,000)
Depreciation and amortization expense	(2,192,000)	-	-	(2,192,000)
Loss from investments	-	(398,000)	-	(398,000)
Income tax benefit	-	-	1,934,000	1,934,000
Net income (loss)	$(4,012,000)	$(398,000)	$1,187,000	$(3,223,000)
Total assets	$49,716,000	$652,000	$7,186,000	$57,554,000

NOTE 16 - RELATED PARTY TRANSACTIONS

As discussed in Note 10 – Related Party and Other Financing Transactions, on July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000. The loan was extended to July 31, 2022. On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000. As of June 30, 2021 and 2020, the balance of the loan was $6,650,000 and $3,000,000, respectively, and are included in the related party and other notes payable in the consolidated balance sheets.

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated between the Company and InterGroup based on management’s estimate of the pro rata utilization of resources. For the years ended June 30, 2021 and 2020, these expenses were approximately $96,000 and $72,000, respectively.

Four of the Company’s Directors serve as directors of InterGroup.

As Chairman of the Executive Strategic Real Estate and Securities Investment Committee and Chief Executive Officer (CEO), John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of InterGroup and oversees the investment activity of InterGroup. Effective June 2016, Mr. Winfield became the Managing Director of Justice. Depending on certain market conditions and various risk factors, the Chief Executive Officer and InterGroup may, at times, invest in the same companies in which the Company invests. Such investments align the interests of the Company with the interests of these related parties because it places the personal resources of the Chief Executive Officer and the resources of InterGroup at risk in substantially the same manner as the Company in connection with investment decisions made on behalf of the Company.

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

Since the opening of the Hotel as a full brand Hilton in January 2006, the Partnership has incurred monthly royalties, program fees and information technology recapture charges equal to a percentage of the Hotel’s gross room revenue. Fees for such services during fiscal year 2021 and 2020 totaled approximately $703,000 and $2,960,000, respectively.

Hotel Employees

Effective February 3, 2017, the Partnership had no employees. On February 3, 2017, Interstate assumed all labor union agreements and retained employees of their choice to continue providing services to the Hotel. As of June 30, 2021, approximately 92% of those employees were represented by one of three labor unions, and their terms of employment were determined under various collective bargaining agreements (“CBAs”) to which the Partnership was a party. CBA for Local 2 (Hotel and Restaurant Employees) will expire on August 13, 2022. CBA for Local 856 (International Brotherhood of Teamsters) will expire on December 31, 2022. CBA for Local 39 (Stationary Engineers) will expire on July 31, 2024.

Negotiation of collective bargaining agreements, which includes not just terms and conditions of employment, but scope and coverage of employees, is a regular and expected course of business operations for the Partnership and Interstate. The Partnership expects and anticipates that the terms of conditions of CBAs will have an impact on wage and benefit costs, operating expenses, and certain hotel operations during the life of each CBA and incorporates these principles into its operating and budgetary practices.

Legal Matters

The Company may be subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company will defend itself vigorously against any such claims. Management does not believe that the impact of such matters will have a material effect on the financial conditions or result of operations when resolved.

NOTE 18 – SUBSEQUENT EVENTS

Effective July 15, 2021, Portsmouth completed the purchase of 100% of the limited partnership interest of Justice and is in the process of dissolving the partnership.

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

Management, including our Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2021.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2021:

Name	Position with the Company	Age	Term to Expire

John V. Winfield	Chairman of the Board and Chief Executive Officer (1)	74	Fiscal 2021 Annual Meeting

David C. Gonzalez	President	54	Fiscal 2021 Annual Meeting
	Advisor of Executive Strategic Real Estate and Securities Investment Committee (1)

Jerold R. Babin	Director	88	Fiscal 2021 Annual Meeting

John C. Love	Director (2)(3)(4)	81	Fiscal 2021 Annual Meeting

William J. Nance	Director (2)(3)	77	Fiscal 2021 Annual Meeting

Steve Grunwald	Director (1)(3)(4)	40	Fiscal 2021 Annual Meeting

Other Executive Officers:

Danfeng Xu	Treasurer, Controller (Principal Financial Officer), and Secretary	34	N/A

(1) Member of Executive Strategic Real Estate and Securities Investment Committee

(2) Member of Audit Committee

(3) Member of Compensation Committee

(4) Member of Nominating Committee

Business Experience:

The principal occupation and business experience during the last five years for each of the Directors and Executive Officers of the Company are as follows:

John V. Winfield — Mr. Winfield was first elected to the Board in May of 1996 and currently serves as the Company’s Chairman of the Board and Chief Executive Officer. On May 24, 2021, Mr. Winfield resigned effective immediately from the position of the Company’s President. Mr. Winfield is also Chairman of the Board, President and Chief Executive Officer of InterGroup, Portsmouth’s parent company, and has held those positions since 1987. Effective June 2016, Mr. Winfield became the Managing Director of Justice. Mr. Winfield’s extensive experience as an entrepreneur and investor, as well as his managerial and leadership experience from serving as a chief executive officer and director of public companies, led to the Board’s conclusion that he should serve as a director of the Company.

David C. Gonzalez — Mr. Gonzalez was elected as the Company’s President in May 2021 upon the resignation of Mr. Winfield. Mr. Gonzalez was appointed Vice President Real Estate of InterGroup, Portsmouth’s parent company, on January 31, 2001. Since 1989, Mr. Gonzalez has served in numerous capacities with InterGroup, including Controller and Director of Real Estate. Mr. Gonzalez was appointed advisor of the Executive Strategic Real Estate and Securities Investment Committee of InterGroup and Portsmouth in February 2020.

Jerold R. Babin — Mr. Babin was first appointed as a Director of the Company in February 1996. Mr. Babin is also a director of InterGroup. Mr. Babin is a retail securities broker. From 1974 to 1989, he worked at Drexel Burnham and from 1989 to June 30, 2010, he worked for Prudential Securities (later Wachovia Securities and now Wells Fargo Advisors) where he held the title of First Vice-President. Mr. Babin retired from his position at Wells Fargo advisors in June 2010. For the past 20 years, until present, Mr. Babin has also served as an arbitrator for FINRA (formerly NASD). Mr. Babin’s extensive experience in the securities and financial markets as well has his experience in the securities and public company regulatory industry led to the Board’s conclusion that he should serve as a director of the Company.

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

Danfeng Xu – Ms. Xu was appointed as Treasurer and Controller of the Company on October 16, 2017. Ms. Xu also serves as Treasurer and Controller of InterGroup, having been appointed to the position on October 16, 2017. On June 1, 2018, she was appointed Secretary of the Company and InterGroup. Prior to joining the Company, she had served as Controller and worked in other positions at the Hotel from July 2010 to February 2017. She obtained her Bachelor of Science degree in Business Administration, Accounting and Finance from The Ohio State University and her Master of Professional Accounting, with a concentration in Audit and Assurance from University of Washington.

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

Based solely on its review of the copies of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2021 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

Code of Ethics.

The Company has adopted a Code of Ethics that applies to its executive officers, including its principal executive officer, principal financial officer, or persons performing similar functions as well as its Board of Directors. A copy of the Code of Ethics is filed as Exhibit 14 to this Report. A copy is also posted on the Portsmouth page of its parent company’s website at www.intgla.com. The Company will provide to any person without charge, upon request, a copy of its Code of Ethics by sending such request to: Portsmouth Square, Inc., Attn: Treasurer, 1516 S Bundy Drive, Suite 200, Los Angeles, California 90025. The Company will promptly disclose any amendments or waivers to its Code of Ethics on Form 8-K.

BOARD AND COMMITTEE INFORMATION

Portsmouth is an unlisted company and a Smaller Reporting Company under the rules and regulations of the Securities and Exchange Commission (“SEC”). With the exception of the Company’s Chairman of the Board and CEO, John V. Winfield, all of Portsmouth’s Board of Directors consists of “independent” directors as independence is defined by the applicable rules of the SEC and NASDAQ.

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

Item 11. Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Company’s principal executive officer and other named executive officers of the Company whose total compensation exceeded $100,000 for all services rendered to the Company for each of the Company’s last two completed fiscal years ended June 30, 2021 and 2020. No stock awards, long-term compensation, options or stock appreciation rights were granted to any of the named executive officers during the last two fiscal years.

SUMMARY COMPENSATION TABLE

Annual Compensation
Name and	Fiscal				All Other
Principal Position	Year	Salary		Bonus	Compensation	Total

John V. Winfield	2021	$306,000	(1)	$-	$-	$306,000
Chairman and Chief Executive Officer	2020	$306,000	(1)	$-	$-	$306,000

(1) Amounts shown include $6,000 per year in regular Directors fees.

Portsmouth has no stock option plan or stock appreciation rights for its executive officers. The Company has no pension or long-term incentive plans. There are no employment contracts between Portsmouth and any executive officer, and there are no termination-of-employment or change-in-control arrangements.

Internal Revenue Code Limitations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provides that, in the case of a publicly held corporation, the corporation is not generally allowed to deduct remuneration paid to its chief executive officer and certain other highly compensated officers to the extent that such remuneration exceeds $1,000,000 for the taxable year. Certain remuneration, however, is not subject to disallowance, including compensation paid on a commission basis and, if certain requirements prescribed by the Code are satisfied, other performance-based compensation. Since InterGroup and Portsmouth are each a public company, the $1,000,000 limitation applies separately to the compensation paid by each entity. Stock option expenses are also amortized over several years. For fiscal years 2021 and 2020, no compensation paid by the Company to its CEO or other executive officers was subject the deduction disallowance prescribed by Section 162(m) of the Code.

DIRECTOR COMPENSATION

The following table provides information concerning compensation awarded to, earned by, or paid to the Company’s directors for the fiscal year ended June 30, 2021.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash		All Other Compensation	Total

Jerold R. Babin	$6,000		-	$6,000

John C. Love	$8,000	(1)	-	$8,000

William J. Nance	$8,000	(1)	-	$8,000

Steve Grunwald	$6,000		-	$6,000

John V. Winfield (2)	-		-	-

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

Outstanding Equity Awards at Fiscal Year End

The Company did not have any outstanding equity awards at the end of its fiscal year ended June 30, 2021 and has no equity compensation plans in effect.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 17, 2021, certain information with respect to the beneficial ownership of Common Stock owned by (i) those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock, (ii) each Director and Executive Officer, and (iii) all Directors and Executive Officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

John V. Winfield	18,641		2.5%
1516 S. Bundy Drive, Suite 200
Los Angeles, CA 90025

Jerold R. Babin	45,678	(3)	6.2%
243 28th Street
San Francisco, CA 94121

John C. Love	-		-
1516 S. Bundy Drive, Suite 200
Los Angeles, CA 90025

William J. Nance	-		-
1516 S. Bundy Drive, Suite 200
Los Angeles, CA 90025

Steve Grunwald	-		-
1516 S. Bundy Drive, Suite 200
Los Angeles, CA 90025

David C. Gonzalez	-		-
1516 S. Bundy Drive, Suite 200
Los Angeles, CA 90025

Danfeng Xu	-		-
1516 S. Bundy Drive, Suite 200
Los Angeles, CA 90025

The InterGroup Corporation	550,070	(4)	74.9%
1516 S. Bundy Drive, Suite 200
Los Angeles, CA 90025

All of the above as a group	614,389		83.6%

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated based of 734,187 shares of Common Stock issued and outstanding as of September 17, 2021.

(3) Jerold R. Babin claims sole voting power over the 45,678 shares identified herein, of which he has sole dispositive power over 7,000 held in his retirement account. He claims shared dispositive power with his wife over the 38,478 shares which they hold as trustees of a family trust.

(4) As directors of InterGroup, Messrs. Winfield, Babin, Love and Nance have the power to direct the vote of the shares of Portsmouth owned by InterGroup.

Security Ownership of Management in Parent Corporation.

As Chairman of the Board and a 67.2% beneficial shareholder of InterGroup, Mr. Winfield has voting and dispositive power over the shares owned of record and beneficially by InterGroup.

Changes in Control Arrangements.

There are no arrangements that may result in a change in control of Portsmouth.

Securities Authorized for Issuance Under Equity Compensation Plans.

Portsmouth has no securities authorized for issuance under any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of September 17, 2021, InterGroup and John V. Winfield owned 74.9% and 2.5% of the common stock of Portsmouth, respectively.

As discussed in Note 10 – Related Party and Other Financing Transactions, on July 2, 2014, the Partnership obtained from the InterGroup Corporation (the parent company) an unsecured loan in the principal amount of $4,250,000. The loan was extended to July 31, 2022. On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000. During the fiscal year ending June 30, 2021, InterGroup has advanced $3,650,000 to Justice per the loan modification agreement. As of June 30, 2021 and 2020, the balance of the loan was $6,650,000 and $3,000,000, respectively.

Under the terms of the Justice Partnership Agreement, its general partner, Portsmouth, receives compensation of one percent of hotel revenue. During each of the fiscal years ended June 30, 2021 and 2020, total compensation earned by Portsmouth under the agreement was $146,000 and $428,000, respectively, and are eliminated in consolidation.

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated among the Company and InterGroup based on management’s estimate of the pro rata utilization of resources. For the years ended June 30, 2021 and 2020, these expenses were approximately $96,000 and $72,000, respectively.

Four of the Company’s Directors serve as directors of InterGroup. The Company’s President serve as Vice President Real Estate of InterGroup.

As Chairman of the Executive Strategic Real Estate and Securities Investment Committee and the Company’s Chief Executive Officer (CEO), John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of InterGroup and oversees the investment activity of InterGroup. Effective June 2016, Mr. Winfield became the Managing Director of Justice. Depending on certain market conditions and various risk factors, the Chief Executive Officer and InterGroup may, at times, invest in the same companies in which the Company invests. Such investments align the interests of the Company with the interests of these related parties because it places the personal resources of the Chief Executive Officer and the resources of InterGroup at risk in substantially the same manner as the Company in connection with investment decisions made on behalf of the Company.

There are no other relationships or related transactions between the Company and any of its officers, directors, five-percent security holders or their families that require disclosure.

Director Independence

Portsmouth is an unlisted company and a Smaller Reporting Company under the rules and regulations of the SEC. With the exception of the Company’s CEO, John V. Winfield, all of Portsmouth’s Board of Directors consists of “independent” directors as independence is defined by the applicable rules and regulations of the SEC and NASDAQ.

Item 14. Principal Accounting Fees and Services.

On November 16, 2017, the Audit Committee appointed Moss Adams LLP (“Moss Adams”) as the Company’s independent registered public accounting firm. The aggregate fees billed for each of the last two fiscal years ended June 30, 2021 and 2020 for professional services rendered by Moss Adams are set forth in the tables below. These fees were billed for audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q reports, and services provided in connection with statutory and regulatory filings and engagements for those fiscal years.

	Fiscal Year
	2021	2020

Audit fees	$105,000	$126,000
Tax fees	11,000	9,000
Total	$116,000	$135,000

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

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements of the Company are included in Part II, Item 8 of this Report at pages 23 through 43:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - June 30, 2021 and 2020

Consolidated Statements of Operations for years ended June 30, 2021 and 2020

Consolidated Statements of Shareholders’ Deficit for years ended June 30, 2021 and 2020

Consolidated Statements of Cash Flows for years ended June 30, 2021 and 2020

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

* All exhibits marked by an asterisk have been previously filed with other documents, including Registrant’s Form 10 filed on October 27, 1967, and subsequent filings on Forms 8-K, 10-K, 10-KSB, 10-Q and 10-QSB, which are incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTSMOUTH SQUARE, INC.
(Registrant)

Date:	September 17, 2021	by	/s/ John V. Winfield
John V. Winfield,
Chairman of the Board and
Chief Executive Officer

Date:	September 17, 2021	by	/s/ Danfeng Xu
Danfeng Xu, Treasurer and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title and Position	Date

/s/ John V Winfield	Chief Executive Officer and Chairman	September 17, 2021
John V. Winfield	of the Board (Principal Executive Officer)

/s/ David C. Gonzalez	President, Advisor of Executive Strategic	September 17, 2021
David C. Gonzalez	Real Estate and Securities Investment Committee

/s/ Danfeng Xu	Treasurer and Controller (Principal Financial and Accounting Officer)	September 17, 2021
Danfeng Xu

/s/ Jerold R. Babin	Director	September 17, 2021
Jerold R. Babin

/s/ John C. Love	Director	September 17, 2021
John C. Love

/s/ William J. Nance	Director	September 17, 2021
William J. Nance

/s/ Steve Grunwald	Director	September 17, 2021
Steve Grunwald

