Form 10-Q
period 2021-09-30
PORTSMOUTH SQUARE INC
filed 2021-11-15
CIK 79661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The number of shares outstanding of registrant’s Common Stock, as of November 12, 2021 was 734,187.

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NONE	NONE	NONE

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of	September 30, 2021	June 30, 2021
	(unaudited)	(audited)
ASSETS
Investment in hotel, net	$31,225,000	$31,513,000
Investment in marketable securities	2,505,000	3,536,000
Cash and cash equivalents	1,782,000	2,310,000
Restricted cash	7,063,000	6,222,000
Accounts receivable - hotel, net	215,000	194,000
Other assets, net	629,000	721,000
Deferred tax assets	8,830,000	8,055,000

Total assets	$52,249,000	$52,551,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities - Justice	$9,404,000	$8,104,000
Accounts payable and other liabilities	204,000	190,000
Accounts payable to related party	3,396,000	3,193,000
Due to securities broker	1,170,000	1,715,000
Obligations for securities sold	54,000	-
Related party notes payable	12,058,000	10,738,000
Other note payable - SBA Loan	2,000,000	2,000,000
Mortgage notes payable - hotel, net	109,805,000	110,134,000

Total liabilities	138,091,000	136,074,000

Shareholders’ deficit:
Common stock, no par value: Authorized shares - 750,000; 734,187 shares issued and outstanding shares as of September 30, 2021 and June 30, 2021	2,092,000	2,092,000
Accumulated deficit	(87,934,000)	(84,960,000)
Total Portsmouth shareholders’ deficit	(85,842,000)	(82,868,000)
Noncontrolling interest	-	(655,000)
Total shareholders’ deficit	(85,842,000)	(83,523,000)

Total liabilities and shareholders’ deficit	$52,249,000	$52,551,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the three months ended September 30,	2021	2020

Revenue - Hotel	$6,805,000	$3,425,000

Costs and operating expenses
Hotel operating expenses	(6,333,000)	(5,033,000)
Hotel depreciation and amortization expense	(529,000)	(530,000)
General and administrative expense	(328,000)	(176,000)

Total costs and operating expenses	(7,190,000)	(5,739,000)

Loss from operations	(385,000)	(2,314,000)

Other income (expense)
Interest expense - mortgage	(1,661,000)	(1,700,000)
Interest expense - related party	(237,000)	(91,000)
Net (loss) gain on marketable securities	(268,000)	11,000
Net (loss) gain on marketable securities - Comstock	(177,000)	46,000
Impairment loss on other investments	-	(22,000)
Dividend and interest income	34,000	15,000
Trading and margin interest expense	(56,000)	(31,000)

Total other expense, net	(2,365,000)	(1,772,000)

Loss before income taxes	(2,750,000)	(4,086,000)
Income tax benefit	775,000	1,071,000

Net Loss	(1,975,000)	(3,015,000)
Less: Net loss attributable to noncontrolling interest	-	264,000

Net loss attributable to Portsmouth	$(1,975,000)	$(2,751,000)

Basic and diluted net loss per share attributable to Portsmouth	$(2.69)	$(3.75)

Weighted average number of common shares outstanding - basic and diluted	734,187	734,183

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

				Total Portsmouth		Total
	Common Stock		Accumulated	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Deficit	Deficit	Interest	Deficit

Balance at July 1, 2021	734,187	$2,092,000	$(84,960,000)	$(82,868,000)	$(655,000)	$(83,523,000)

Net loss	-	-	(1,975,000)	(1,975,000)	-	(1,975,000)

Investment in Justice	-	-	-	-	(344,000)	(344,000)

Purchase of Remaining	-	-	(999,000)	(999,000)	999,000	-
Interest in Justice
Balance at September 30, 2021	734,187	$2,092,000	$(87,934,000)	$(85,842,000)	$-	$(85,842,000)

				Total Portsmouth		Total
	Common Stock		Accumulated	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Deficit	Deficit	Interest	Deficit

Balance at July 1, 2020	734,183	$2,092,000	$(73,809,000)	$(71,717,000)	$(5,824,000)	$(77,541,000)

Net loss	-	-	(2,751,000)	(2,751,000)	(264,000)	(3,015,000)

Balance at September 30, 2020	734,183	$2,092,000	$(76,560,000)	$(74,468,000)	$(6,088,000)	$(80,556,000)

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENDSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the three months ended September 30,	2021	2020
Cash flows from operating activities:
Net loss	$(1,975,000)	$(3,015,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Net unrealized loss on marketable securities	401,000	(68,000)
Deferred taxes	(775,000)	(1,071,000)
Impairment loss on other investments	-	22,000
Depreciation and amortization	459,000	461,000
Changes in operating assets and liabilities:
Investment in marketable securities	630,000	(3,000)
Accounts receivable	(21,000)	185,000
Other assets	92,000	283,000
Accounts payable and other liabilities - Justice	1,420,000	(650,000)
Accounts payable and other liabilities	14,000	(52,000)
Accounts payable related party	203,000	243,000
Due to securities broker	(545,000)	-
Obligations for securities sold	54,000	-
Net cash used in operating activities	(43,000)	(3,665,000)

Cash flows from investing activities:
Payments for hotel furniture, equipment and building improvements	(240,000)	(106,000)
Proceeds from other investments	-	29,000
Investment in Justice	(344,000)
Net cash used in investing activities	(584,000)	(77,000)

Cash flows from financing activities:
Proceeds from related party note payable	1,500,000	-
Issuance cost from refinance of related party loan	(50,000)	-
Payments of mortgage and other notes payable	(510,000)	(482,000)
Net cash provided by (used in) financing activities	940,000	(482,000)

Net increase (decrease) in cash, cash equivalents, and restricted cash	313,000	(4,224,000)
Cash, cash equivalents, and restricted cash at the beginning of the period	8,532,000	16,385,000
Cash, cash equivalents, and restricted cash at the end of the period	$8,845,000	$12,161,000

Supplemental information:
Interest paid	$1,677,000	$1,791,000
Taxes paid	$-	$1,000

Non-cash transaction:
Additions to Hotel equipment through capital lease	$-	$30,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements included herein have been prepared by Portsmouth Square, Inc. (“Portsmouth” or the “Company”), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of Portsmouth and the notes therein included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021. The June 30, 2021 condensed consolidated balance sheet was derived from the consolidated balance sheet as included in the Company’s Form 10-K for the year ended June 30, 2021.

The results of operations for the three months ended September 30, 2021 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2022.

Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice Investors Limited Partnership, a California limited partnership (“Justice” or the “Partnership”). As of September 30, 2021, Portsmouth completed the purchase of 100% of the limited partnership interest of Justice and is in the process of dissolving the partnership. The financial statements of Justice are consolidated with those of the Company.

As of September 30, 2021, the InterGroup Corporation (“InterGroup”), a public company, owns approximately 74.9% of the outstanding common shares of Portsmouth. As of September 30, 2021, the Company’s Chairman of the Board and Chief Executive Officer, John Winfield, owns approximately 2.5% of the outstanding common shares of the Company. Mr. Winfield also serves as the President, Chairman of the Board and Chief Executive Officer of InterGroup.

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

Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel, along with its five-level parking garage, with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the takeover date and automatically renews for successive one (1) year periods, to not exceed five years in the aggregate, subject to certain conditions. Under the terms on the HMA, base management fee payable to Interstate shall be one and seven-tenths percent (1.70%) of total Hotel revenue. On October 25, 2019, Interstate merged with Aimbridge Hospitality, North America’s largest independent hotel management firm. With the completion of the merger, the combined company has been positioned under the Aimbridge Hospitality (“Aimbridge”) name in the Americas.

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

Income Tax

The Company consolidates Justice (“Hotel”) for financial reporting purposes and was not taxed on its non-controlling interest in the Hotel. Effective July 15, 2021, the Company became the owner of 100% of Justice and will include all of the Hotel’s income and expense accounts into its income taxes calculations. The income tax benefit during the three months ended September 30, 2021 and 2020 represent the income tax effect on the Company’s pretax loss which includes its share in the net loss of the Hotel accordingly.

Recently Issued and Adopted Accounting Pronouncements

None.

NOTE 2 - LIQUIDITY

Historically, our cash flows have been primarily generated from our Hotel operations. However, the responses by federal, state, and local civil authorities to the COVID-19 pandemic has had a material detrimental impact on our liquidity. For the three months ended September 30, 2021 and 2020, our net cash flow used in operations was $43,000 and $3,665,000, respectively. We have taken several steps to preserve capital and increase liquidity at our Hotel, including implementing strict cost management measures to eliminate non-essential expenses, postponing major capital expenditures, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets.

The Company had cash and cash equivalents of $1,782,000 and $2,310,000 as of September 30, 2021 and June 30, 2021, respectively. The Company had marketable securities, net of margin due to securities brokers, of $1,281,000 and $1,821,000 as of September 30, 2021 and June 30, 2021, respectively. These marketable securities are short-term investments and liquid in nature.

On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000. During the three months ending September 30, 2021, InterGroup advanced $1,500,000 to Justice per the aforementioned loan modification agreement, bringing the total amount due to InterGroup to $8,150,000 at September 30, 2021. The Company could amend its by-laws and increase the number of authorized shares in order to issue additional shares to raise capital in the public markets if needed. On September 7, 2021, the Board of InterGroup passed resolution to provide funding to Portsmouth for the working capital of the Hotel up to $16,000,000 if necessary.

In order to increase its liquidity position and to take advantage of the favorable interest rate environment, InterGroup refinanced its 151-unit apartment complex in Parsippany, New Jersey on April 30, 2020, generating net proceeds of $6,814,000. In June 2020, InterGroup refinanced one of its California properties and generated net proceeds of $1,144,000. During the fiscal year ended June 30, 2021, InterGroup completed refinancing on six of its California properties and generated net proceeds of $6,762,000. During the three months ending September 30, 2021, InterGroup refinanced four of its California properties’ existing mortgages and obtained a mortgage note payable on one of its California properties, generating net proceeds totaling $3,161,000 as a result. InterGroup is currently evaluating other refinancing opportunities and it could refinance additional multifamily properties should the need arise, or should management consider the interest rate environment favorable. InterGroup has an uncollateralized $5,000,000 revolving line of credit from CIBC Bank USA (“CIBC”) and the entire $5,000,000 is available to be drawn down as of September 30, 2021 should additional liquidity be necessary.

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

The following table provides a summary as of September 30, 2021, the Company’s material financial obligations which also including interest payments:

		9 Months	Year	Year	Year	Year
	Total	2022	2023	2024	2025	2026	Thereafter
Mortgage notes payable	$110,355,000	$1,242,000	$1,721,000	$107,392,000	$-	$-	$-
PPP and other notes payable	2,544,000	361,000	183,000	-	-	2,000,000	-
Related party notes payable	12,097,000	425,000	8,717,000	567,000	567,000	567,000	1,254,000
Interest	15,063,000	5,431,000	6,180,000	3,452,000	-	-	-
Total	$140,059,000	$7,459,000	$16,801,000	$111,411,000	$567,000	$2,567,000	$1,254,000

NOTE 3 – REVENUE

The following table present our revenues disaggregated by revenue streams.

For the three months ended September 30,	2021	2020
Hotel revenues:
Hotel rooms	$5,562,000	$2,890,000
Food and beverage	266,000	37,000
Garage	907,000	470,000
Other operating departments	70,000	28,000
Total hotel revenue	$6,805,000	$3,425,000

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

Contract assets and liabilities

We do not have any material contract assets as of September 30, 2021 and June 30, 2021, other than trade and other receivables, net on our condensed consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities on our condensed consolidated balance sheets. Contract liabilities increased to $399,000 as of September 30, 2021, from $161,000 as of June 30, 2021. The increase for the three months ended September 30, 2021 was primarily driven by $238,000 of advance deposits received for future reservations.

Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers are less than one year.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
September 30, 2021	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Finance lease ROU assets	1,805,000	(685,000)	1,120,000
Furniture and equipment	31,254,000	(28,087,000)	3,167,000
Building and improvements	56,196,000	(30,382,000)	25,814,000
Investment in Hotel, net	$90,379,000	$(59,154,000)	$31,225,000

		Accumulated	Net Book
June 30, 2021	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Finance lease ROU assets	1,805,000	(606,000)	1,199,000
Furniture and equipment	31,014,000	(27,956,000)	3,058,000
Building and improvements	56,194,000	(30,062,000)	26,132,000
Investment in Hotel, net	$90,137,000	$(58,624,000)	$31,513,000

NOTE 5 - INVESTMENT IN MARKETABLE SECURITIES, NET

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

As of September 30, 2021, and June 30, 2021, all the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Fair Value

As of September 30, 2021
Corporate
Equities	$4,365,000	$216,000	$(2,076,000)	$(1,860,000)	$2,505,000

As of June 30, 2021
Corporate
Equities	$4,987,000	$438,000	$(1,889,000)	$(1,451,000)	$3,536,000

As of September 30, 2021, and June 30, 2021, approximately 19% of the investment marketable securities balance above is comprised of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE AMERICAN: LODE), respectively.

As of September 30, 2021, and June 30, 2021, the Company had $1,958,000 and $1,873,000, respectively, of unrealized losses related to securities held for over one year; of which $1,947,000 and $1,789,000 are related to its investment in Comstock, respectively.

Net gains (losses) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of net gain (loss) on marketable securities for the three months ended September 30, 2021 and 2020, respectively:

For the three months ended September 30,	2021	2020
Realized loss on marketable securities, net	$(5,000)	$(11,000)
Realized loss on marketable securities related to LODE	(40,000)	-
Unrealized gain (loss) on marketable securities, net	(263,000)	22,000
Unrealized gain (loss) on marketable securities related to LODE	(137,000)	46,000
Net gain (loss) on marketable securities	$(445,000)	$57,000

NOTE 6 - FAIR VALUE MEASUREMENTS

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

As of	September 30, 2021	June 30, 2021
	Total - Level 1	Total - Level 1
Assets:
Investment in marketable securities:
Communication services	$1,177,000	$1,334,000
Basic materials	509,000	720,000
REITs and real estate companies	412,000	438,000
Industrials	210,000	653,000
Energy	187,000	250,000
Healthcare	10,000	141,000
	$2,505,000	$3,536,000

The fair values of investments in marketable securities are determined by the most recently traded price of each security at the balance sheet date.

NOTE 7 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows:

As of	September 30, 2021	June 30, 2021

Cash and cash equivalents	$1,782,000	$2,310,000
Restricted cash	7,063,000	6,222,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$8,845,000	$8,532,000

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

Information below represents reporting segments for the three months ended September 30, 2021 and 2020, respectively. Operating (loss) income from Hotel operations consists of the operation of the hotel and operation of the garage. Income (loss) from investment transactions consist of net investment gain (loss), impairment loss on other investments, net unrealized gain (loss) on other investments, dividend and interest income and trading and margin interest expense. The other segment consists of corporate general and administrative expenses and the income tax (expense) benefit for the entire Company.

As of and for the three months	Hotel	Investment
ended September 30, 2021	Operations	Transactions	Corporate	Total
Revenues	$6,805,000	$-	$-	$6,805,000
Segment operating expenses	(6,333,000)	-	(328,000)	(6,661,000)
Segment income (loss)	472,000	-	(328,000)	144,000
Interest expense - mortgage	(1,661,000)	-	-	(1,661,000)
Interest expense - related party	(237,000)			(237,000)
Depreciation and amortization expense	(529,000)	-	-	(529,000)
Loss from investments	-	(467,000)	-	(467,000)
Income tax benefit	-	-	775,000	775,000
Net loss	$(1,955,000)	$(467,000)	$447,000	$(1,975,000)
Total assets	$40,704,000	$2,525,000	$9,020,000	$52,249,000

For the three months	Hotel	Investment
ended September 30, 2020	Operations	Transactions	Corporate	Total
Revenues	$3,425,000	$-	$-	$3,425,000
Segment operating expenses	(5,033,000)	-	(176,000)	(5,209,000)
Segment loss	(1,608,000)	-	(176,000)	(1,784,000)
Interest expense - mortgage	(1,700,000)	-	-	(1,700,000)
Interest expense - related party	(91,000)			(91,000)
Depreciation and amortization expense	(530,000)	-	-	(530,000)
Income from investments	-	19,000	-	19,000
Income tax benefit	-	-	1,071,000	1,071,000
Net income (loss)	$(3,929,000)	$19,000	$895,000	$(3,015,000)

NOTE 9 - RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of related party and other notes payable as of September 30, 2021 and June 30, 2021, respectively.

As of	September 30, 2021	June 30, 2021
Note payable - InterGroup	$8,112,000	$6,650,000
Note payable - Hilton	2,613,000	2,692,000
Note payable - Interstate	1,333,000	1,396,000
SBA Loan - Justice	2,000,000	2,000,000
Total related party and other notes payable	$14,058,000	$12,738,000

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 31, 2022. On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000. As of September 30, 2021 and June 30, 2021, the balance of the loan was $8,150,000 and $6,650,000, net of loan amortization costs of $37,500 and zero, respectively.

Note payable to Hilton (Franchisor) is a self-exhausting, interest free development incentive note which is reduced by approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton.

On February 1, 2017, Justice entered into an HMA with Interstate to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second anniversary of the takeover date. During the first quarter of fiscal year 2021, the Hotel obtained approval from Interstate to use the key money for hotel operations and the funds were exhausted by December 31, 2020. Unamortized portion of the key money is included in the related party notes payable in the condensed consolidated balance sheets.

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

As of September 30, 2021, the Company had finance lease obligations outstanding of $544,000. These finance leases expire in various years through 2023 at rates ranging from 4.62% to 6.25% per annum. Minimum future lease payments for assets under finance leases as of September 30, 2021 are as follows:

For the year ending June 30,

2022	$378,000
2023	188,000
Total minimum lease payments	566,000
Less interest on finance lease	(22,000)
Present value of future minimum lease payments	$544,000

Future minimum principal payments for all related party and other financing transactions are as follows:

For the year ending June 30,
2022	$786,000
2023	8,900,000
2024	567,000
2025	567,000
2026	2,567,000
Thereafter	1,254,000
$14,641,000

As of September 30, 2021, and June 30, 2021, the Company had accounts payable to related party of $3,396,000 and $3,193,000, respectively. These are amounts due to InterGroup and represent certain shared costs and expenses, primarily general and administrative expenses, rent, insurance and other expenses.

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December 2013. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due through January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period through its maturity date of January 2024. Outstanding principal balance on the loan was $90,355,000 and $90,745,000 as of September 30, 2021 and June 30, 2021, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by Portsmouth in favor of the mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan had an interest rate of 9.75% per annum and a maturity date of January 1, 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender. On July 31, 2019, Mezzanine refinanced the mezzanine loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan which had a 9.75% per annum interest rate was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly.

Effective May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain certain net worth and liquidity. As of September 30, 2021, InterGroup is in compliance with both requirements. However, due to the Hotel’s current low occupancy and its negative impact on the Hotel’s cash flow, Justice Operating Company, LLC may not meet certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lock-box by the Lender for all cash collected by the Hotel. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR.

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

NOTE 10 – ACCOUNTS PAYABLE AND OTHER LIABILITIES - JUSTICE

The following summarizes the balances of accounts payable and other liabilities -Justice as of September 30, 2021 and June 30, 2021, respectively.

As of	September 30, 2021	June 30, 2021

Trade payable	$3,497,000	$2,809,000
Advance deposits	399,000	161,000
Property tax payable	509,000	-
Payroll and related accruals	2,549,000	2,345,000
Mortgage interest payable	518,000	582,000
Withholding and other taxes payable	649,000	885,000
Security deposit	52,000	52,000
Finance leases	544,000	664,000
Other payables	687,000	606,000
Total accounts payable and other liabilities - Justice	$9,404,000	$8,104,000

NOTE 11 – SUBSEQUENT EVENTS

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

Such statements are subject to certain risks and uncertainties. These risks and uncertainties include, but are not limited to, the following: national and worldwide economic conditions, including the impact of recessionary conditions on tourism, travel and the lodging industry; the impact of terrorism and war on the national and international economies, including tourism, securities markets, energy and fuel costs; natural disasters; general economic conditions and competition in the hotel industry in the San Francisco area; seasonality, labor relations and labor disruptions; actual and threatened pandemics such as swine flu or the outbreak of COVID-19 or similar outbreaks; partnership distributions; the ability to obtain financing at favorable interest rates and terms; securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021. These risks and uncertainties could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

On March 24, 2021, the City and County of San Francisco announced it moved into the orange tier which removed the suggested Shelter in Place for guests travelling to San Francisco. This was a very positive step for the hotel community. This tier opens activities in the city including expanded restaurant capacities, museums and attractions. For the hotel it allows for guests to gather in public spaces and for outlets and amenities to open at limited capacities including fitness centers. It does not change the very stringent cleaning and sanitation requirements set forth by the Health Officer of the City and County of San Francisco which proves to be a costly measure to maintain. Effective May 6, 2021, the City and County of San Francisco moved into the yellow tier guidelines. We continue to closely monitor the very fluid changes that the Center for Disease Control, San Francisco Department of Health and other authorities implement with regards to the COVID-19 pandemic.

In response to the decrease in demand, we have since furloughed all managers at the Hotel except for members of the executive team and continue to limit hourly staff to a minimum. By the end of March 2020, we had temporarily closed all our food and beverage outlets, valet parking, concierge and bell services, fitness center, as well as the executive lounge facility. We continue to implement social distancing standards and cleaning processes designed by Interstate and Hilton to keep employees and guests safe. The full impact and duration of the COVID-19 outbreak continues to evolve as of the date of this report. The pandemic effectively eliminated our ability to generate any profits, due to the drastic decline in both leisure and business travel. As a result, management believes the ongoing length and severity of the economic downturn caused by the pandemic will have a material adverse impact on our future business, financial condition, liquidity and financial results. We are also assessing the potential impact on the impairment analysis of our long-lived assets and the realization of our deferred tax assets. As of the date of this report, the effects of the pandemic continue to affect our economy, business and leisure travel, and our needs to continue to curtail certain revenue generating activities at the Hotel. We expect that the effects will have a material adverse effect on our business until the pandemic ends.

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

On February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel and related facilities with an effective takeover date of February 3, 2017. The term of HMA is for an initial period of ten years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. On October 25, 2019, Interstate merged with Aimbridge Hospitality, North America’s largest independent hotel management firm. With the completion of the merger, the newly combined company will be positioned under the Aimbridge Hospitality name in the Americas. During the first quarter of fiscal year 2021, the Hotel obtained approval from Interstate to use the key money for hotel operations and the funds were exhausted by December 31, 2020.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The Company had net loss of $1,975,000 for the three months ended September 30, 2021 compared to net loss of $3,015,000 for the three months ended September 30, 2020. The change is primarily attributable to the increase in Hotel revenue.

Hotel Operations

The Company had net loss from Hotel operations of $1,955,000 for the three months ended September 30, 2021 compared to net loss of $3,929,000 for the three months ended September 30, 2020. The change is primarily attributable to increase in Hotel revenue.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended

September 30, 2021 and 2020.

For the three months ended September 30,	2021	2020
Hotel revenues:
Hotel rooms	$5,562,000	$2,890,000
Food and beverage	266,000	37,000
Garage	907,000	470,000
Other operating departments	70,000	28,000
Total hotel revenues	6,805,000	3,425,000
Operating expenses excluding depreciation and amortization	(6,333,000)	(5,033,000)
Operating income (loss) before interest, depreciation and amortization	472,000	(1,608,000)
Interest expense - mortgage	(1,898,000)	(1,791,000)
Depreciation and amortization expense	(529,000)	(530,000)
Net loss from Hotel operations	$(1,955,000)	$(3,929,000)

For the three months ended September 30, 2021, the Hotel had operating income of $472,000 before interest expense, depreciation, and amortization on total operating revenues of $6,805,000 compared to operating loss of $1,608,000 before interest expense, depreciation, and amortization on total operating revenues of $3,425,000 for the three months ended September 30, 2020. For the three months ended September 30, 2021, room revenues increased by $2,672,000, food and beverage revenue increased by $229,000, and garage revenue increased by $437,000, compared to the three months ended September 30, 2020. The year over year increase in all the revenue sources are result of the recovery from the business interruption attributable to a variety of responses by federal, state, and local civil authority to the COVID-19 outbreak since March 2020. Total operating expenses increased by $1,300,000 due to increase in salaries and wages, rooms commission, credit card fees, management fees, and franchise fees.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the three months ended September 30, 2021 and 2020.

Three Months Ended September 30,	Average Daily Rate	Average Occupancy %	RevPAR

2021	$141	79%	$111
2020	$108	54%	$58

The Hotel’s revenues increased by 98% this quarter as compared to the previous comparable quarter. Average daily rate increased by $33, average occupancy increased by 25%, and RevPAR increased by $53 for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Investment Transactions

The Company had a net loss on marketable securities of $445,000 for the three months ended September 30, 2021 compared to a net gain on marketable securities of $57,000 for the three months ended September 30, 2020. For the three months ended September 30, 2021, the Company had a net realized loss of $45,000 and a net unrealized loss of $400,000. For the three months ended September 30, 2020, the Company had a net realized loss of $11,000 and a net unrealized gain of $68,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company consolidates Justice (“Hotel”) for financial reporting purposes and was not taxed on its non-controlling interest in the Hotel. Effective July 15, 2021, the Company become the owner of 100% of Justice and will include all of the Hotel’s income and expense accounts into its income taxes calculations. The income tax benefit during the three months ended September 30, 2021 and 2020 represent the income tax effect on the Company’s pretax loss which includes its share in the net loss of the Hotel accordingly.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of September 30, 2021 and June 30, 2021 by selected industry groups.

		% of Total
As of September 30, 2021		Investment
Industry Group	Fair Value	Securities

Communication services	$1,177,000	47.0%
Basic materials	509,000	20.3%
REITs and real estate companies	412,000	16.4%
Industrials	210,000	8.4%
Energy	187,000	7.5%
Healthcare	10,000	0.4%
	$2,505,000	100.0%

		% of Total
As of June 30, 2021		Investment
Industry Group	Fair Value	Securities

Communication services	$1,334,000	37.7%
Basic materials	720,000	20.3%
Industrials	653,000	18.5%
REITs and real estate companies	438,000	12.4%
Energy	250,000	7.1%
Healthcare	141,000	4.0%
	$3,536,000	100.0%

As of September 30, 2021, the Company’s investment portfolio includes eleven equity positions. The Company holds one equity securities that are more than 10% of the equity value of the portfolio. The largest security position represents 19% of the portfolio and consists of the common stock of Comstock, which is included in the basic materials industry group.

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

The following table shows the net gain (loss) on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended September 30,	2021	2020
Net (loss) gain on marketable securities	$(445,000)	$57,000
Impairment loss on other investments	-	(22,000)
Dividend and interest income	34,000	15,000
Margin interest expense	(16,000)	-
Trading and management expenses	(40,000)	(31,000)
	$(467,000)	$19,000

FINANCIAL CONDITION AND LIQUIDITY

The Company had cash and cash equivalents of $1,782,000 and $2,310,000 as of September 30, 2021 and June 30, 2021, respectively. The Company had marketable securities, net of margin due to securities brokers, of $1,281,000 and $1,821,000 as of September 30, 2021 and June 30, 2020, respectively. These marketable securities are short-term investments and liquid in nature.

On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000. During the three months ending September 30, 2021, InterGroup advanced $1,500,000 to Justice per the aforementioned loan modification agreement, bringing the total amount due to InterGroup to $8,150,000 at September 30, 2021. The Company could amend its by-laws and increase the number of authorized shares in order to issue additional shares to raise capital in the public markets if needed. On September 7, 2021, the Board of InterGroup passed resolution to provide funding to Portsmouth for the working capital of the Hotel up to $16,000,000 if necessary.

In order to increase its liquidity position and to take advantage of the favorable interest rate environment, InterGroup refinanced its 151-unit apartment complex in Parsippany, New Jersey on April 30, 2020, generating net proceeds of $6,814,000. In June 2020, InterGroup refinanced one of its California properties and generated net proceeds of $1,144,000. During the fiscal year ended June 30, 2021, InterGroup completed refinancing on six of its California properties and generated net proceeds of $6,762,000. During the three months ending September 30, 2021, InterGroup refinanced four of its California properties’ existing mortgages and obtained a mortgage note payable on one of its California properties, generating net proceeds totaling $3,161,000 as a result. InterGroup is currently evaluating other refinancing opportunities and it could refinance additional multifamily properties should the need arise, or should management consider the interest rate environment favorable. InterGroup has an uncollateralized $5,000,000 revolving line of credit from CIBC Bank USA (“CIBC”) and the entire $5,000,000 is available to be drawn down as of September 30, 2021 should additional liquidity be necessary.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of September 30, 2021, the Company’s material financial obligations which also including interest payments:

		9 Months	Year	Year	Year	Year
	Total	2022	2023	2024	2025	2026	Thereafter
Mortgage notes payable	$110,355,000	$1,242,000	$1,721,000	$107,392,000	$-	$-	$-
PPP and other notes payable	2,544,000	361,000	183,000	-	-	2,000,000	-
Related party notes payable	12,097,000	425,000	8,717,000	567,000	567,000	567,000	1,254,000
Interest	15,063,000	5,431,000	6,180,000	3,452,000	-	-	-
Total	$140,059,000	$7,459,000	$16,801,000	$111,411,000	$567,000	$2,567,000	$1,254,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the three months ended September 30, 2021. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 for a summary of the critical accounting policies.

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

PART II.

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

During the period ending September 30, 2021, there were no pending or threatened legal actions.

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

PORTSMOUTH SQUARE, INC.
(Registrant)

Date:	November 12, 2021	by	/s/ John V. Winfield
John V. Winfield
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2021	by	/s/ David C. Gonzalez
David C. Gonzalez
President, Advisor of Executive Strategic Real Estate and Securities Investment Committee

Date:	November 12, 2021	by	/s/ Danfeng Xu
Danfeng Xu
Treasurer and Controller
(Principal Financial Officer)

-24-