Form 10-Q
period 2022-03-31
PORTSMOUTH SQUARE INC
filed 2022-05-02
CIK 79661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
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

The number of shares outstanding of registrant’s Common Stock, as of April 29, 2022 was 734,187.

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NONE	NONE	NONE

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of	March 31, 2022
	(unaudited)	June 30, 2021

ASSETS
Investment in hotel, net	$31,614,000	$31,513,000
Investment in marketable securities	1,412,000	3,536,000
Cash and cash equivalents	1,687,000	2,310,000
Restricted cash	5,407,000	6,222,000
Accounts receivable - hotel, net	366,000	194,000
Other assets, net	1,508,000	721,000
Deferred tax assets	10,251,000	8,055,000
Total assets	$52,245,000	$52,551,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities	$8,902,000	$8,294,000
Accounts payable to related party	4,263,000	3,193,000
Due to securities broker	569,000	1,715,000
Related party note payable - InterGroup	14,187,000	6,650,000
Related party notes payable	3,663,000	4,088,000
Other note payable - SBA Loan	-	2,000,000
Mortgage notes payable - hotel, net	109,092,000	110,134,000
Total liabilities	140,676,000	136,074,000

Shareholders’ deficit:
Common stock, no par value: Authorized shares - 750,000; 734,187 shares issued and outstanding shares as of March 31, 2022 and June 30, 2021	2,092,000	2,092,000
Accumulated deficit	(90,523,000)	(84,960,000)
Total Portsmouth shareholders’ deficit	(88,431,000)	(82,868,000)
Noncontrolling interest	-	(655,000)
Total shareholders’ deficit	(88,431,000)	(83,523,000)
Total liabilities and shareholders’ deficit	$52,245,000	$52,551,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the three months ended March 31,	2022	2021

Revenue - Hotel	$6,632,000	$2,902,000

Costs and operating expenses
Hotel operating expenses	(6,544,000)	(3,990,000)
Hotel depreciation and amortization expense	(550,000)	(503,000)
General and administrative expense	(282,000)	(201,000)

Total costs and operating expenses	(7,376,000)	(4,694,000)

Loss from operations	(744,000)	(1,792,000)

Other income (expense)
Interest expense - mortgage	(1,624,000)	(1,675,000)
Interest expense - related party	(385,000)	(158,000)
Net gain (loss) on marketable securities	100,000	(15,000)
Net gain on marketable securities - Comstock	-	1,283,000
Impairment loss on other investments	-	(15,000)
Dividend and interest income	27,000	1,000
Trading and margin interest expense	(48,000)	(35,000)

Total other expense, net	(1,930,000)	(614,000)

Loss before income taxes	(2,674,000)	(2,406,000)
Income tax benefit	1,045,000	669,000

Net Loss	(1,629,000)	(1,737,000)
Less:Net loss attributable to noncontrolling interest	-	(223,000)

Net loss attributable to Portsmouth	$(1,629,000)	$(1,960,000)

Basic and diluted net loss per share attributable to Portsmouth	$(2.22)	$(2.67)

Weighted average number of common shares outstanding - basic and diluted	734,187	734,183

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the nine months ended March 31,	2022	2021

Revenue - Hotel	$19,785,000	$9,436,000

Costs and operating expenses
Hotel operating expenses	(19,356,000)	(14,156,000)
Hotel depreciation and amortization expense	(1,593,000)	(1,566,000)
General and administrative expense	(892,000)	(561,000)

Total costs and operating expenses	(21,841,000)	(16,283,000)

Loss from operations	(2,056,000)	(6,847,000)

Other income (expense)
Interest expense - mortgage	(4,939,000)	(5,076,000)
Interest expense - related party	(925,000)	(339,000)
Net gain on marketable securities	1,299,000	69,000
Net (loss) gain on marketable securities - Comstock	(2,056,000)	1,315,000
Gain on debt extinguishment	2,000,000	-
Impairment loss on other investments	(20,000)	(38,000)
Dividend and interest income	91,000	16,000
Trading and margin interest expense	(156,000)	(91,000)

Total other expense, net	(4,706,000)	(4,144,000)

Loss before income taxes	(6,762,000)	(10,991,000)
Income tax benefit	2,198,000	2,995,000

Net Loss	(4,564,000)	(7,996,000)
Less:Net loss attributable to noncontrolling interest	-	300,000

Net loss attributable to Portsmouth	$(4,564,000)	$(7,696,000)

Basic and diluted net loss per share attributable to Portsmouth	$(6.22)	$(10.48)

Weighted average number of common shares outstanding - basic and diluted	734,187	734,183

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Accumulated	Total Portsmouth Shareholders’	Non controlling	Total Shareholders’
	Shares	Amount	Deficit	Deficit	Interest	Deficit

Balance at July 1, 2021	734,187	$2,092,000	$(84,960,000)	$(82,868,000)	$(655,000)	$(83,523,000)

Net loss	-	-	(1,975,000)	(1,975,000)	-	(1,975,000)

Investment in Justice	-	-	-	-	(344,000)	(344,000)
Purchase of Remaining Interest in Justice	-	-	(999,000)	(999,000)	999,000	-

Balance at September 30, 2021	734,187	2,092,000	(87,934,000)	(85,842,000)	-	(85,842,000)

Net loss	-	-	(960,000)	(960,000)	-	(960,000)

Balance at December 31, 2021	734,187	2,092,000	(88,894,000)	(86,802,000)	-	(86,802,000)

Net loss	-	-	(1,629,000)	(1,629,000)	-	(1,629,000)

Balance at March 31, 2022	734,187	$2,092,000	$(90,523,000)	$(88,431,000)	$-	$(88,431,000)

	Common Stock		Accumulated	Total Portsmouth Shareholders’	Noncontrolling	Total Shareholders’
	Shares	Amount	Deficit	Deficit	Interest	Deficit

Balance at July 1, 2020	734,183	$2,092,000	$(73,809,000)	$(71,717,000)	$(5,824,000)	$(77,541,000)

Net loss	-	-	(2,751,000)	(2,751,000)	(264,000)	(3,015,000)

Balance at September 30, 2020	734,183	2,092,000	(76,560,000)	(74,468,000)	(6,088,000)	(80,556,000)

Net loss	-	-	(2,985,000)	(2,985,000)	(259,000)	(3,244,000)

Balance at December 31, 2020	734,183	2,092,000	(79,545,000)	(77,453,000)	(6,347,000)	(83,800,000)

Net (loss) gain	-	-	(1,960,000)	(1,960,000)	223,000	(1,737,000)

Reclassify Justice NCI	-	-	(3,933,000)	(3,933,000)	3,933,000	-

Investment in Justice	-	-	-	-	(206,000)	(206,000)

Shares Issued	4	-	-	-	-	-

Balance at March 31, 2021	734,187	$2,092,000	$(85,438,000)	$(83,346,000)	$(2,397,000)	$(85,743,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENDSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the nine months ended March 31,	2022	2021
Cash flows from operating activities:
Net loss	$(4,564,000)	$(7,996,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Net unrealized gain on marketable securities	(1,298,000)	(1,644,000)
Gain on debt extinguishment	(2,000,000)	-
Deferred taxes	(2,196,000)	(2,995,000)
Impairment loss on other investments	20,000	38,000
Depreciation and amortization	1,593,000	1,566,000
Amortization of loan costs	221,000	248,000
Amortization of related party notes payable	(426,000)	(426,000)
Changes in operating assets and liabilities:
Investment in marketable securities	3,422,000	606,000
Accounts receivable	(172,000)	129,000
Other assets	(807,000)	(42,000)
Accounts payable and other liabilities	974,000	(1,098,000)
Accounts payable related party	1,070,000	606,000
Due to securities broker	(1,146,000)	-
Net cash used in operating activities	(5,309,000)	(11,008,000)

Cash flows from investing activities:
Payments for hotel furniture, equipment and building improvements	(1,694,000)	(490,000)
Investment in Justice	(344,000)	(206,000)
Proceeds from real estate investments		980,000
Proceeds from other investments	-	29,000
Net cash (used in) provided by investing activities	(2,038,000)	313,000

Cash flows from financing activities:
Proceeds from related party note payable	7,550,000	2,950,000
Proceeds from other notes paybale - SBA Loan	-	2,000,000
Issuance cost from refinance of related party loan	(50,000)	(50,000)
Payments of mortgage and other notes payable	(1,591,000)	(1,507,000)
Net cash provided by financing activities	5,909,000	3,393,000

Net decrease in cash, cash equivalents, and restricted cash	(1,438,000)	(7,302,000)
Cash, cash equivalents, and restricted cash at the beginning of the period	8,532,000	16,385,000
Cash, cash equivalents, and restricted cash at the end of the period	$7,094,000	$9,083,000

Supplemental information:
Interest paid	$4,974,000	$5,415,000
Taxes paid	$-	$22,000

Non-cash transaction:
Additions to Hotel equipment through finance lease	$-	$30,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements included herein have been prepared by Portsmouth Square, Inc. (“Portsmouth” or the “Company”), according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of Portsmouth and the notes therein included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021. The June 30, 2021 condensed consolidated balance sheet was derived from the consolidated balance sheet as included in the Company’s Form 10-K for the year ended June 30, 2021.

The condensed consolidated financial statements include the accounts of our wholly owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the nine months ended March 31, 2022 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2022.

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

As of March 31, 2022, The InterGroup Corporation (“InterGroup”), a public company, owns approximately 75.0% of the outstanding common shares of Portsmouth. As of March 31, 2022, the Company’s Chairman of the Board and Chief Executive Officer, John V. Winfield, owns approximately 2.5% of the outstanding common shares of the Company. Mr. Winfield also serves as the President, Chairman of the Board and Chief Executive Officer of InterGroup and owns approximately 67.6% of the outstanding common shares of InterGroup as of March 31, 2022.

There have been no material changes to the Company’s significant accounting policies during the nine months ended March 31, 2022. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 for a summary of the significant accounting policies. Certain prior year amounts have been reclassified for consistency with the current period presentation on the condensed consolidated balance sheet and condensed consolidated statement of cash flow. Other investment, net of $20,000 as of June 30, 2021 was reclassed to Other asset, net. Finance leases of $664,000 as of June 30, 2021 was reclassed to Accounts payable and other liabilities. Accounts payable and other liabilities – Justice of $7,440,000 as of June 30, 2021 was reclassed to Accounts payable and other liabilities. Related party notes payable of $10,738,000 as of June 30, 2021 is presented separately as $6,650,000 Related party note payable – InterGroup and $4,088,000 Related party notes payable. These reclassifications had no effect on the reported results of operations and financial position.

Recently Issued and Adopted Accounting Pronouncements

As of March 31, 2022, management does not expect a material impact from recently issued accounting pronouncements yet to be adopted, on the Company’s condensed consolidated financial statements.

NOTE 2 - LIQUIDITY

Historically, our cash flows have been primarily generated from our Hotel operations. However, the responses by federal, state, and local civil authorities to the COVID-19 pandemic continues to have a material detrimental impact on our liquidity. For the nine months ended March 31, 2022 and 2021, our net cash flow used in operations was $5,309,000 and $11,008,000, respectively. We have taken several steps to preserve capital and increase liquidity at our Hotel, including implementing strict cost management measures to eliminate non-essential expenses, postponing major capital expenditures, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets.

The Company had cash and cash equivalents of $1,687,000 and $2,310,000 as of March 31, 2022 and June 30, 2021, respectively. The Company had marketable securities, net of margin due to securities brokers, of $843,000 and $1,821,000 as of March 31, 2022 and June 30, 2021, respectively. These marketable securities are short-term investments and liquid in nature.

On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000 and extended the maturity date of the loan to July 31, 2021. On July 7, 2021, the maturity date was extended to July 31, 2022. Upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. During the nine months ending March 31, 2022, InterGroup advanced $7,550,000 to the Hotel, bringing the total amount due to InterGroup to $14,200,000 as of March 31, 2022. We expect the maturity date to be extended for another year before July 31, 2022. The Company could amend its by-laws and increase the number of authorized shares to issue additional shares to raise capital in the public markets if needed.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). Justice received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, Justice used the proceeds from the SBA Loan for payroll costs and other qualified expenses. The SBA Loan was scheduled to mature on April 9, 2022 with a 1.00% interest rate and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On June 10, 2021, the SBA Loan was forgiven in full.

On February 3, 2021, Justice entered into a second loan agreement (“Second SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the Second SBA Loan. As of June 30, 2021, Justice used all proceeds from the Second SBA Loan primarily for payroll costs. The Second SBA Loan was scheduled to mature on February 3, 2026, had a 1.00% interest rate, and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On November 19, 2021, the Second SBA Loan was forgiven in full and $2,000,000 was recorded as gain on debt extinguishment on the condensed consolidated statement of operations for the nine months ended March 31, 2022.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including management and franchise fees, corporate expenses, payroll and related costs, taxes, interest and principal payments on our outstanding indebtedness, and repairs and maintenance of the Hotel.

Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities and capital improvements of the Hotel. We will continue to finance our business activities primarily with existing cash, including from the activities described above, and cash generated from our operations. After considering our approach to liquidity and accessing our available sources of cash, we believe that our cash position, after giving effect to the transactions discussed above, will be adequate to meet anticipated requirements for operating and other expenditures, including corporate expenses, payroll and related benefits, taxes and compliance costs and other commitments, for at least twelve months from the date of issuance of these financial statements, even if current levels of occupancy and revenue per occupied room (“RevPAR”, calculated by multiplying the hotel’s average daily room rate by its occupancy percentage) were to persist. The objectives of our cash management policy are to maintain existing leverage levels and the availability of liquidity, while minimizing operational costs. We believe that our cash on hand, along with other potential sources of liquidity that management may be able to obtain, will be sufficient to fund our working capital needs, as well as our capital lease and debt obligations for at least the next twelve months and beyond. However, there can be no guarantee that management will be successful with its plan.

The following table provides a summary as of March 31, 2022, the Company’s material financial obligations which also including interest payments:

		3 Months	Year	Year	Year	Year
	Total	2022	2023	2024	2025	2026	Thereafter
Mortgage notes payable	$109,520,000	$552,000	$1,729,000	$107,239,000	$-	$-	$-
Related party notes payable	17,863,000	142,000	14,767,000	567,000	567,000	567,000	1,253,000
Interest	11,620,000	2,386,000	6,167,000	3,067,000	-	-	-
Total	$139,003,000	$3,080,000	$22,663,000	$110,873,000	$567,000	$567,000	$1,253,000

NOTE 3 – REVENUE

The following table present our revenues disaggregated by revenue streams.

For the three months ended March 31,	2022	2021
Hotel revenues:
Hotel rooms	$5,505,000	$2,368,000
Food and beverage	372,000	17,000
Garage	677,000	479,000
Other operating departments	78,000	38,000
Total hotel revenue	$6,632,000	$2,902,000

For the nine months ended March 31,	2022	2021
Hotel revenues:
Hotel rooms	$16,285,000	$7,842,000
Food and beverage	934,000	130,000
Garage	2,352,000	1,373,000
Other operating departments	214,000	91,000
Total hotel revenue	$19,785,000	$9,436,000

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

We do not disclose the value of unsatisfied performance obligations for contracts with an expected length of one year or less. Due to the nature of our business, our revenue is not significantly impacted by refunds. Cash payments received in advance of guests staying at our hotel are refunded to hotel guests if the guest cancels within the specified time before any services are rendered. Refunds related to service are generally recognized as an adjustment to the transaction price at the time the hotel stay occurs or services are rendered.

Contract assets and liabilities

We do not have any material contract assets as of March 31, 2022 and June 30, 2021, other than trade and other receivables, net on our condensed consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected. Based on historical trends, the Hotel applies a 50% rate of default to receivables between 90 and 120 days and a 100% rate of default to receivables over 120 days.

We record contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities on our condensed consolidated balance sheets. Contract liabilities increased to $467,000 as of March 31, 2022, from $161,000 as of June 30, 2021. The increase for the nine months ended March 31, 2022 was primarily driven by $306,000 of advance deposits received for future reservations.

Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers are less than one year.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
March 31, 2022	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Finance lease ROU assets	1,805,000	(843,000)	962,000
Furniture and equipment	32,630,000	(28,351,000)	4,279,000
Building and improvements	56,272,000	(31,023,000)	25,249,000
Investment in Hotel, net	$91,831,000	$(60,217,000)	$31,614,000

		Accumulated	Net Book
June 30, 2021	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Finance lease ROU assets	1,805,000	(606,000)	1,199,000
Furniture and equipment	31,014,000	(27,956,000)	3,058,000
Building and improvements	56,194,000	(30,062,000)	26,132,000
Investment in Hotel, net	$90,137,000	$(58,624,000)	$31,513,000

Finance lease ROU assets, furniture and equipment are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 3 to 7 years. Building and improvements are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 15 to 39 years. Depreciation expense for the nine months ended March 31, 2022 and 2021 are $1,593,000 and $1,566,000, respectively.

NOTE 5 - INVESTMENT IN MARKETABLE SECURITIES, NET

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

As of March 31, 2022, and June 30, 2021, all the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Value

As of March 31, 2022
Corporate
Equities	$1,565,000	$79,000	$(232,000)	$(153,000)	$1,412,000

As of June 30, 2021
Corporate
Equities	$4,987,000	$438,000	$(1,889,000)	$(1,451,000)	$3,536,000

As of June 30, 2021, approximately 19% of the investment marketable securities balance above is comprised of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE AMERICAN: LODE). As of March 31, 2022, the Company does not have any investment in the common stock of Comstock. The Company’s director and Chairman of the Audit Committee, William J. Nance, serves as Comstock’s director and Chairman of the Audit and Finance, Compensation and Nominating and Governance Committees of Comstock.

As of March 31, 2022, and June 30, 2021, the Company had $2,000 and $1,873,000, respectively, of unrealized losses related to securities held for over one year; of which $0 and $1,789,000 are related to its investment in Comstock, respectively.

Net gains (losses) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of net gains (losses) on marketable securities for the three and nine months ended March 31, 2022 and 2021, respectively:

For the three months ended March 31,	2022	2021
Realized gain on marketable securities, net	$85,000	$-
Realized loss on marketable securities related to Comstock	-	(250,000)
Unrealized gain (loss) on marketable securities, net	15,000	(15,000)
Unrealized gain on marketable securities related to Comstock	-	1,533,000
Net gain on marketable securities	$100,000	$1,268,000

For the nine months ended March 31,	2022	2021
Realized gain (loss) on marketable securities, net	$1,000	$(11,000)
Realized loss on marketable securities related to Comstock	(2,056,000)	(250,000)
Unrealized gain on marketable securities, net	1,298,000	80,000
Unrealized gain on marketable securities related to Comstock	-	1,565,000
Net (loss) gain on marketable securities	$(757,000)	$1,384,000

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

	March 31, 2022	June 30, 2021
As of	Total - Level 1	Total - Level 1
Assets:
Investment in marketable securities:
Communication services	$1,101,000	$1,334,000
REITs and real estate companies	184,000	438,000
Basic materials	42,000	720,000
Financial services	38,000	-
Consumer cyclical	32,000	-
Utilities	6,000	-
Healthcare	5,000	141,000
Technology	4,000	-
Industrials	-	653,000
Energy	-	250,000
	$1,412,000	$3,536,000

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

			Net loss for the nine months
	Level 3	March 31, 2022	ended March 31, 2022
Assets
Other non-marketable investments	$-	$-	$(20,000)

			Net loss for the nine months
	Level 3	June 30, 2021	ended March 31, 2021
Assets
Other non-marketable investments	$20,000	$20,000	$(38,000)

For the nine months ended March 31, 2022 and 2021, we received a distribution from other non-marketable investments of zero and $29,000, respectively.

Other investments in non-marketable securities are carried at cost net of any impairment loss. The Company has no significant influence or control over the entities that issue these investments and holds less than 20% ownership in each of the investments. These investments are reviewed on a periodic basis for other-than-temporary impairment. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time an investment is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near-term prospects of the issuer and (iv) our ability to hold the investment for a period sufficient to allow for any anticipated recovery in fair value.

NOTE 7 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows:

As of	March 31, 2022	June 30, 2021

Cash and cash equivalents	$1,687,000	$2,310,000
Restricted cash	5,407,000	6,222,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$7,094,000	$8,532,000

Restricted cash is comprised of amounts held by lenders for payment of real estate taxes, insurance, replacement, and capital addition reserves for the Hotel.

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

Information below represents reporting segments for the three and nine months ended March 31, 2022 and 2021, respectively. Operating (loss) income from Hotel operations consists of the operation of the hotel and operation of the garage. Income (loss) from investment transactions consist of net investment gain (loss), impairment loss on other investments, net unrealized gain (loss) on other investments, dividend and interest income and trading and margin interest expense. The other segment consists of corporate general and administrative expenses and the income tax (expense) benefit for the entire Company.

As of and for the three months	Hotel	Investment
ended March 31, 2022	Operations	Transactions	Corporate	Total
Revenues	$6,632,000	$-	$-	$6,632,000
Segment operating expenses	(6,544,000)	-	(282,000)	(6,826,000)
Segment income (loss)	88,000	-	(282,000)	(194,000)
Interest expense - mortgage	(1,624,000)	-	-	(1,624,000)
Interest expense - related party	(385,000)			(385,000)
Depreciation and amortization expense	(550,000)	-	-	(550,000)
Income from investments	-	79,000	-	79,000
Income tax benefit	-	-	1,045,000	1,045,000
Net (loss) income	$(2,471,000)	$79,000	$763,000	$(1,629,000)
Total assets	$40,322,000	$1,412,000	$10,511,000	$52,245,000

For the three months	Hotel	Investment
ended March 31, 2021	Operations	Transactions	Corporate	Total
Revenues	$2,902,000	$-	$-	$2,902,000
Segment operating expenses	(3,990,000)	-	(201,000)	(4,191,000)
Segment loss	(1,088,000)	-	(201,000)	(1,289,000)
Interest expense - mortgage	(1,675,000)	-	-	(1,675,000)
Interest expense - related party	(158,000)			(158,000)
Depreciation and amortization expense	(503,000)	-	-	(503,000)
Income from investments	-	1,219,000	-	1,219,000
Income tax benefit	-	-	669,000	669,000
Net (loss) income	$(3,424,000)	$1,219,000	$468,000	$(1,737,000)

As of and for the nine months	Hotel	Investment
ended March 31, 2022	Operations	Transactions	Corporate	Total
Revenues	$19,785,000	$-	$-	$19,785,000
Segment operating expenses	(19,356,000)	-	(892,000)	(20,248,000)
Segment income (loss)	429,000	-	(892,000)	(463,000)
Interest expense - mortgage	(4,939,000)	-	-	(4,939,000)
Interest expense - related party	(925,000)			(925,000)
Depreciation and amortization expense	(1,593,000)	-	-	(1,593,000)
Gain on extinguishment of debt	2,000,000			2,000,000
Loss from investments	-	(842,000)	-	(842,000)
Income tax benefit	-	-	2,198,000	2,198,000
Net (loss) income	$(5,028,000)	$(842,000)	$1,306,000	$(4,564,000)
Total assets	$40,322,000	$1,412,000	$10,511,000	$52,245,000

As of and for the nine months	Hotel	Investment
ended March 31, 2021	Operations	Transactions	Corporate	Total
Revenues	$9,436,000	$-	$-	$9,436,000
Segment operating expenses	(14,156,000)	-	(561,000)	(14,717,000)
Segment loss	(4,720,000)	-	(561,000)	(5,281,000)
Interest expense - mortgage	(5,076,000)	-	-	(5,076,000)
Interest expense - related party	(339,000)			(339,000)
Depreciation and amortization expense	(1,566,000)	-	-	(1,566,000)
Income from investments	-	1,271,000	-	1,271,000
Income tax benefit	-	-	2,995,000	2,995,000
Net (loss) income	$(11,701,000)	$1,271,000	$2,434,000	$(7,996,000)

NOTE 9 - RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of related party and other notes payable as of March 31, 2022 and June 30, 2021, respectively.

As of	March 31, 2022	June 30, 2021
Related party note payable - InterGroup	$14,200,000	$6,650,000
Related party note payable - Hilton	2,455,000	2,692,000
Related party note payable - Aimbridge	1,208,000	1,396,000
Other note payable - SBA Loan	-	2,000,000
Total related party and other notes payable	$17,863,000	$12,738,000

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 31, 2022. On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000. Upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. We expect the maturity date to be extended for another year before July 31, 2022. As of March 31, 2022, and June 30, 2021, the balance of the loan was $14,200,000 and $6,650,000, net of loan amortization costs of $13,000 and zero, respectively.

Note payable to Hilton (Franchisor) is a self-exhausting, interest free development incentive note which is reduced by approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton.

On February 1, 2017, Operating entered an HMA with Ambridge to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Ambridge to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second anniversary of the takeover date. During the first quarter of fiscal year 2021, the Hotel obtained approval from Ambridge to use the key money for hotel operations and the funds were exhausted by December 31, 2020. Unamortized portion of the key money is included in the related party notes payable in the condensed consolidated balance sheets.

On February 3, 2021, Justice entered into a second loan agreement (“Second SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the Second SBA Loan. As of June 30, 2021, Justice used all proceeds from the Second SBA Loan primarily for payroll costs. The Second SBA Loan was scheduled to mature on February 3, 2026, had a 1.00% interest rate, and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On November 19, 2021, the Second SBA Loan was forgiven in full and $2,000,000 was recorded as gain on debt extinguishment on the condensed consolidated statement of operations for the nine months ended March 31, 2022.

Future minimum principal payments for all related party and other financing transactions are as follows:

For the year ending June 30,
2022	$142,000
2023	14,767,000
2024	567,000
2025	567,000
2026	567,000
Thereafter	1,253,000
$17,863,000

As of March 31, 2022, and June 30, 2021, the Company had accounts payable to related party of $4,263,000 and $3,193,000, respectively. These are amounts due to InterGroup and represent accrued interests and certain shared costs and expenses, primarily general and administrative expenses, rent, insurance, and other expenses.

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December 2013. The mortgage loan is secured by the Company’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due through January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period through its maturity date of January 2024. Outstanding principal balance on the loan was $89,520,000 and $90,745,000 as of March 31, 2022 and June 30, 2021, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by Portsmouth in favor of the mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan had an interest rate of 9.75% per annum and a maturity date of January 1, 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender. On July 31, 2019, Mezzanine refinanced the mezzanine loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan which had a 9.75% per annum interest rate was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly.

Effective May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain certain net worth and liquidity. As of March 31, 2022, InterGroup is in compliance with both requirements. However, due to the Hotel’s current low occupancy and its negative impact on the Hotel’s cash flow, Justice Operating Company, LLC have not been meeting certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lockbox by the Lender for all cash collected by the Hotel. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR.

The Company’s Board of Directors is currently comprised of directors John V. Winfield, William J. Nance, John C. Love, Jerold R. Babin, and Steve Grunwald. All the Company’s directors also serve as directors of InterGroup except for Mr. Grunwald. The Company’s director and Chairman of the Audit Committee, William J. Nance, serves as Comstock’s director and Chairman of the Audit and Finance, Compensation and Nominating and Governance Committees of Comstock.

John V. Winfield serves as Chief Executive Officer and Chairman of the Company and InterGroup. Effective June 2016, Mr. Winfield became the Managing Director of Justice till its dissolution in December 2021. Depending on certain market conditions and various risk factors, the Chief Executive Officer and InterGroup may, at times, invest in the same companies in which the Company invests. The Company encourages such investments because it places personal resources of the Chief Executive Officer and the resources of InterGroup, at risk in connection with investment decisions made on behalf of the Company.

On May 24, 2021, John V. Winfield resigned effective immediately as the Company’s President and the Company’s Board of Directors elected David C. Gonzalez as the Company’s new President, effective as of May 24, 2021. Mr. Gonzalez serves as Vice President Real Estate of InterGroup and is an advisor of the Executive Strategic Real Estate and Securities Investment Committee of InterGroup and Portsmouth.

NOTE 10 – ACCOUNTS PAYABLE AND OTHER LIABILITIES

The following summarizes the balances of accounts payable and other liabilities as of March 31, 2022 and June 30, 2021, respectively.

As of	March 31, 2022	June 30, 2021

Trade payable	$3,128,000	$2,951,000
Payroll and related accruals	2,537,000	2,345,000
Withholding and other taxes payable	648,000	885,000
Advance deposits	492,000	161,000
Finance leases	298,000	664,000
Security deposit	52,000	52,000
Mortgage interest payable	407,000	582,000
Other payables	1,340,000	654,000
Total accounts payable and other liabilities	$8,902,000	$8,294,000

As of March 31, 2022, the Company had finance lease obligations outstanding of $298,000. These finance leases expire in various years through 2023 at rates ranging from 4.62% to 6.25% per annum. Minimum future lease payments for assets under finance leases as of March 31, 2022 are as follows:

For the year ending June 30,

2022	$119,000
2023	188,000
Total minimum lease payments	307,000
Less interest on finance lease	(9,000)
Present value of future minimum lease payments	$298,000

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date that the accompanying financial statements were issued, and has determined that no material subsequent events exist through the date of this filing.

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

NEGATIVE EFFECTS OF CIVIL AUTHORITY ACTIONS ON OUR BUSINESS

On February 25, 2020, the City of San Francisco issued the proclamation by the Mayor declaring the existence of a local emergency. The negative effects of the civil authority actions related to the novel strain of coronavirus (“COVID-19”) on our business have been significant. In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious virus, which has continued to spread, has adversely affected workforces, customers, economies, and financial markets globally. It has also disrupted the normal operations of many businesses, including ours. To mitigate the harm from the pandemic, on March 16, 2020, the City and County of San Francisco, along with a group of five other Bay Area counties and the City of Berkeley, issued parallel health officer orders imposing shelter in place limitations across the Bay Area, requiring everyone to stay safe at home except for certain essential needs. Since February 2020, several unfavorable events and civil authority actions have unfolded causing demand for our hotel rooms to suffer including cancellations of all citywide conventions, reduction of flights in and out of the Bay Area and decline in both leisure and business travel.

In December 2020, due to the surge in COVID-19 cases and hospitalizations, the Health Officer of the City and County of San Francisco suspended or restricted certain activities. Health Order C19-07q (the “Order”) incorporates suspensions, reductions in capacity limits, and other restrictions contained in the Regional Stay At Home Order issued by the California Department of Public Health on December 3, 2020. Effective December 17, 2020, the Bay Area Region, including San Francisco, was required to comply with the State’s December 3, 2020 Regional Stay-at-Home Order. The Order strongly discouraged anyone in the County from travelling for leisure, recreation, business, or other purposes that could be postponed until after the surge. With limited exceptions, this Order imposed a mandatory quarantine on anyone traveling, moving, or returning to the County from anywhere outside the Bay Area. Effective January 20, 2021, Health Order C19- 07r revised and replaced the previous Order; it continued to temporarily prohibit certain businesses and activities from resuming but allowed certain other businesses, activities, travel, and governmental functions to occur subject to specified health and safety restrictions, limitations, and conditions to limit the transmission of COVID-19.

On March 24, 2021, the City and County of San Francisco announced it moved into the orange tier which removed the suggested Shelter in Place for guests travelling to San Francisco. This was a very positive step for the hotel community. This tier opened activities in the city including expanded restaurant capacities, museums, and attractions. For the hotel it allowed for guests to gather in public spaces and for outlets and amenities to open at limited capacities including fitness centers. It did not change the very stringent cleaning and sanitation requirements set forth by the Health Officer of the City and County of San Francisco which proved to be a costly measure to maintain. Effective May 6, 2021, the City and County of San Francisco moved into the yellow tier guidelines. We continue to closely monitor the very fluid changes that the Center for Disease Control, San Francisco Department of Health and other authorities implement with regards to the COVID-19 pandemic.

On August 20, 2021, San Francisco announced vaccination requirements for indoor activities. This order requires restaurants, theaters, and entertainment venues where food or drink is served inside, as well as gyms, recreation facilities, yoga studios, dance studios and other fitness establishments, clubs involving elevated breathing to show proof of vaccination.

On January 11, 2022, a new Health Order has been issued. The primary change to the Order is to comply with changes the State made lowering the threshold for mega events to 500 attendees indoor and 5,000 attendees outdoor beginning January 15, 2022. On March 17, 2022, the State of California announced that beginning on April 1, 2022, it will no longer require that people attending Indoor Mega-Event (i.e., events with 1,000 or more attendees) provide proof of vaccination or negative testing to gain entry. Instead, the State strongly recommend that venues hosting Indoor Mega-Events continue to impose that requirement.

The San Francisco hospitality market has seen the two largest citywide events go virtual with DreamForce in September 2021 and JP Morgan Healthcare Conference in January 2022. RSA Conference originally scheduled for February 2022 was moved to June 2022 and Google Cloud Next was cancelled for 2022. As of the date of this report, the market is seeing slow and steady improvement month over month. Rates in the market grew roughly 20% from February 2022 to March 2022 as demand is steadily increasing, particularly midweek where it has been the softest. Demand generators are returning to the market with the largest being Game Developers Conference in March 2022. Although it was approximately half of the pre-COVID attendance, it lifted the market to the best RevPAR we have seen since March 2020. April 2022 continues the trend with midweek rates rising and another strong performance from the RIMS citywide. San Francisco has two more citywide conferences in May 2022 and the momentum continues into the summer. The cancellations and pushing back of these major events have stopped, providing cautious optimism about the market’s ability to recover in 2022 and beyond.

In response to the decrease in demand, we have since furloughed most managers at the Hotel except for members of the executive team and continue to limit hourly staff to a minimum. By the end of March 2020, we had temporarily closed all our food and beverage outlets, valet parking, concierge and bell services, fitness center, as well as the executive lounge facility. We continue to implement social distancing standards and cleaning processes designed by Aimbridge and Hilton to keep employees and guests safe. The full impact and duration of the COVID-19 outbreak continues to evolve as of the date of this report. The pandemic effectively eliminated our ability to generate any profits, due to the drastic decline in both leisure and business travel. As a result, management believes the ongoing length and severity of the economic downturn caused by the pandemic will have a material adverse impact on our future business, financial condition, liquidity, and financial results. We are also assessing the potential impact on the impairment analysis of our long-lived assets and the realization of our deferred tax assets. As of the date of this report, the effects of the pandemic continue to affect our economy, business and leisure travel, and our needs to continue to curtail certain revenue generating activities at the Hotel. We expect that the effects will continue to have a material adverse effect on our business until the pandemic ends.

As a result of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020, additional avenues of relief may be available to workers and families through enhanced unemployment insurance provisions and to small businesses through programs administered by the Small Business Administration (“SBA”). The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also established a Paycheck Protection Program (“PPP”), whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs. On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the CARES Act. Justice received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, Justice used proceeds from the SBA Loan for payroll costs and other qualified expenses. The SBA Loan was scheduled to mature on April 9, 2022 with a 1.00% interest rate and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On June 10, 2021, the SBA Loan was forgiven in full.

On February 3, 2021, Justice entered into a second loan agreement (“Second SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the Second SBA Loan. As of June 30, 2021, Justice used all proceeds from the Second SBA Loan primarily for payroll costs. The Second SBA Loan was scheduled to mature on February 3, 2026, had a 1.00% interest rate, and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On November 19, 2021, the Second SBA Loan was forgiven in full and $2,000,000 was recorded as gain on debt extinguishment on the condensed consolidated statement of operations for the nine months ended March 31, 2022.

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

The Hotel is a full-service Hilton brand hotel pursuant to a Franchise License Agreement (the “License Agreement”) with Hilton. The Partnership entered into the License Agreement on December 10, 2004. The term of the License Agreement was for an initial period of 15 years commencing on the opening date, with an option to extend the License Agreement for another five years, subject to certain conditions. On June 26, 2015, Operating and Hilton entered into an amended franchise agreement which extended the License Agreement through 2030, modified the monthly royalty rate, extended geographic protection to Operating, and provided the Partnership certain key money cash incentives to be earned through 2030. The key money cash incentives were received on July 1, 2015.

Aimbridge Hospitality (“Aimbridge”) manages the Hotel, along with its five-level parking garage, under certain Hotel management agreement (“HMA”) with Operating. Under the terms on the HMA, base management fee payable to Aimbridge shall be one and seven-tenths percent (1.70%) of total Hotel revenue. The term of the management agreement is for an initial period of ten years commencing on the takeover date and automatically renews for successive one (1) year periods, to not exceed five years in the aggregate, subject to certain conditions.

Three months ended March 31, 2022 compared to three months ended March 31, 2021

The Company had net loss of $1,629,000 for the three months ended March 31, 2022 compared to net loss of $1,737,000 for the three months ended March 31, 2021. While loss from operations decreased by $1,048,000 year over year, income from marketable securities decreased by $1,168,000.

Hotel Operations

The Company had net loss from Hotel operations of $2,471,000 for the three months ended March 31, 2022 compared to net loss of $3,424,000 for the three months ended March 31, 2021. The change is primarily attributable to increase in Hotel revenue.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended March 31, 2022 and 2021.

For the three months ended March 31,	2022	2021
Hotel revenues:
Hotel rooms	$5,505,000	$2,368,000
Food and beverage	372,000	17,000
Garage	677,000	479,000
Other operating departments	78,000	38,000
Total hotel revenues	6,632,000	2,902,000
Operating expenses excluding depreciation and amortization	(6,544,000)	(3,990,000)
Operating loss before interest, depreciation and amortization	88,000	(1,088,000)
Interest expense - mortgage	(1,624,000)	(1,675,000)
Interest expense - related party	(385,000)	(158,000)
Depreciation and amortization expense	(550,000)	(503,000)
Net loss from Hotel operations	$(2,471,000)	$(3,424,000)

For the three months ended March 31, 2022, the Hotel had operating income of $88,000 before interest expense, depreciation, and amortization on total operating revenues of $6,632,000 compared to operating loss of $1,088,000 before interest expense, depreciation, and amortization on total operating revenues of $2,902,000 for the three months ended March 31, 2021. For the three months ended March 31, 2022, room revenues increased by $3,137,000, food and beverage revenue increased by $355,000, and garage revenue increased by $198,000, compared to the three months ended March 31, 2021. The year over year increase in all the revenue sources are the result of the recovery from the business interruption attributable to a variety of responses by federal, state, and local civil authority to the COVID-19 outbreak since March 2020. Total operating expenses increased by $2,554,000 due to increase in salaries and wages, union health insurance, repairs and maintenance, credit card fees, management fees, and franchise fees.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the three months ended March 31, 2022 and 2021.

Three Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR

2022	$149	74%	$110
2021	$103	47%	$48

The Hotel’s revenues increased by 128% this quarter as compared to the previous comparable quarter. Average daily rate increased by $46, average occupancy increased by 27%, and RevPAR increased by $62 for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Investment Transactions

The Company had a net gain on marketable securities of $100,000 for the three months ended March 31, 2022 compared to a net gain on marketable securities of $1,268,000 for the three months ended March 31, 2021. For the three months ended March 31, 2022, the Company had a net realized gain of $85,000 and a net unrealized gain of $15,000. For the three months ended March 31, 2021, the Company had a net realized loss of $250,000 and a net unrealized gain of $1,518,000.

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

The Company consolidated Justice (“Hotel”) for financial reporting purposes and was not taxed on its non-controlling interest in the Hotel. Effective July 15, 2021, the Company become the owner of 100% of Justice and will include all the Hotel’s income and expense accounts into its income taxes calculations. The income tax benefit during the three months ended March 31, 2022 and 2021 represent the income tax effect on the Company’s pretax loss which includes its share in the net loss of the Hotel accordingly.

Nine months ended March 31, 2022 compared to nine months ended March 31, 2021

The Company had net loss of $4,564,000 for the nine months ended March 31, 2022 compared to net loss of $7,996,000 for the nine months ended March 31, 2021. While loss from operations decreased by $4,791,000 year over year, income from marketable securities decreased by $2,141,000.

Hotel Operations

The Company had net loss from Hotel operations of $5,028,000 for the nine months ended March 31, 2022 compared to net loss of $11,701,000 for the nine months ended March 31, 2021. The change is primarily attributable to increase in Hotel revenue and $2,000,000 one-time gain on debt extinguishment recorded for the SBA Loan forgiven in November 2021.

The following table sets forth a more detailed presentation of Hotel operations for the nine months ended

March 31, 2022 and 2021.

For the nine months ended March 31,	2022	2021
Hotel revenues:
Hotel rooms	$16,285,000	$7,842,000
Food and beverage	934,000	130,000
Garage	2,352,000	1,373,000
Other operating departments	214,000	91,000
Total hotel revenues	19,785,000	9,436,000
Operating expenses excluding depreciation and amortization	(19,356,000)	(14,156,000)
Operating income (loss) before interest, depreciation and amortization	429,000	(4,720,000)
Gain on extinguishment of debt	2,000,000	-
Interest expense - mortgage	(4,939,000)	(5,076,000)
Interest expense - related party	(925,000)	(339,000)
Depreciation and amortization expense	(1,593,000)	(1,566,000)
Net loss from Hotel operations	$(5,028,000)	$(11,701,000)

For the nine months ended March 31, 2022, the Hotel had operating income of $429,000 before interest expense, depreciation, and amortization on total operating revenues of $19,785,000 compared to operating loss of $4,720,000 before interest expense, depreciation, and amortization on total operating revenues of $9,436,000 for the nine months ended March 31, 2021. For the nine months ended March 31, 2022, room revenues increased by $8,443,000, food and beverage revenue increased by $804,000, and garage revenue increased by $979,000, compared to the nine months ended March 31, 2021. The year over year increase in all the revenue sources are the result of the recovery from the business interruption attributable to a variety of responses by federal, state, and local civil authority to the COVID-19 outbreak since March 2020. Total operating expenses increased by $5,200,000 due to increase in salaries and wages, frequent stay program costs, union health insurance, repairs and maintenance, credit card fees, management fees, travel agent commission, and franchise fees.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the nine months ended March 31, 2022 and 2021.

Nine Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR

2022	$143	76%	$108
2021	$106	49%	$52

The Hotel’s revenues increased by 109% for the nine months ended March 31, 2022 as compared to the nine months ended March 31, 2021. Average daily rate increased by $37, average occupancy increased by 27%, and RevPAR increased by $56 for the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021.

Investment Transactions

The Company had a net loss on marketable securities of $757,000 for the nine months ended March 31, 2022 compared to a net gain on marketable securities of $1,384,000 for the nine months ended March 31, 2021. For the nine months ended March 31, 2022, the Company had a net realized loss of $2,055,000 and a net unrealized gain of $1,298,000. For the nine months ended March 31, 2021, the Company had a net realized loss of $261,000 and a net unrealized gain of $1,645,000.

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

The Company consolidated Justice (“Hotel”) for financial reporting purposes and was not taxed on its non-controlling interest in the Hotel. Effective July 15, 2021, the Company become the owner of 100% of Justice and will include all the Hotel’s income and expense accounts into its income taxes calculations. The income tax benefit during the nine months ended March 31, 2022 and 2021 represent the income tax effect on the Company’s pretax loss which includes its share in the net loss of the Hotel accordingly.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of March 31, 2022 and June 30, 2021 by selected industry groups.

As of March 31, 2022		% of Total Investment
Industry Group	Fair Value	Securities

Communication services	$1,101,000	77.9%
REITs and real estate companies	184,000	13.0%
Basic materials	42,000	3.0%
Financial services	38,000	2.7%
Consumer cyclical	32,000	2.3%
Utilities	6,000	0.4%
Healthcare	5,000	0.4%
Technologies	4,000	0.3%
	$1,412,000	100.0%

		% of Total
As of June 30, 2021		Investment
Industry Group	Fair Value	Securities

Communication services	$1,334,000	37.7%
Basic materials	720,000	20.3%
Industrials	653,000	18.5%
REITs and real estate companies	438,000	12.4%
Energy	250,000	7.1%
Healthcare	141,000	4.0%
	$3,536,000	100.0%

As of March 31, 2022, the Company’s investment portfolio includes eight equity positions. The Company holds two equity securities that are more than 10% of the equity value of the portfolio. The largest security position represents 78% of the portfolio and consists of the preferred stock of Paramount Global (NASDAQ: PARAP) which is included in the communication services industry group.

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

The following table shows the net gain (loss) on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended March 31,	2022	2021
Net gain on marketable securities	$100,000	$1,268,000
Impairment loss on other investments	-	(15,000)
Dividend and interest income	27,000	1,000
Margin interest expense	(7,000)	-
Trading and management expenses	(41,000)	(35,000)
	$79,000	$1,219,000

For the nine months ended March 31,	2022	2021
Net (loss) gain on marketable securities	$(757,000)	$1,384,000
Impairment loss on other investments	(20,000)	(38,000)
Dividend and interest income	91,000	16,000
Margin interest expense	(35,000)	-
Trading and management expenses	(121,000)	(91,000)
	$(842,000)	$1,271,000

FINANCIAL CONDITION AND LIQUIDITY

The Company had cash and cash equivalents of $1,687,000 and $2,310,000 as of March 31, 2022 and June 30, 2021, respectively. The Company had marketable securities, net of margin due to securities brokers, of $843,000 and $1,821,000 as of March 31, 2022 and June 30, 2021, respectively. These marketable securities are short-term investments and liquid in nature.

On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000 and extended the maturity date of the loan to July 31, 2021. On July 7, 2021, the maturity date was extended to July 31, 2022. Upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. During the nine months ending March 31, 2022, InterGroup advanced $7,550,000 to the Hotel, bringing the total amount due to InterGroup to $14,200,000 as of March 31, 2022. We expect the maturity date to be extended for another year before July 31, 2022. The Company could amend its by-laws and increase the number of authorized shares to issue additional shares to raise capital in the public markets if needed.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). Justice received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, Justice used the proceeds from the SBA Loan for payroll costs and other qualified expenses. The SBA Loan was scheduled to mature on April 9, 2022 with a 1.00% interest rate and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On June 10, 2021, the SBA Loan was forgiven in full.

On February 3, 2021, Justice entered into a second loan agreement (“Second SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the Second SBA Loan. As of June 30, 2021, Justice used all proceeds from the Second SBA Loan primarily for payroll costs. The Second SBA Loan was scheduled to mature on February 3, 2026, had a 1.00% interest rate, and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On November 19, 2021, the Second SBA Loan was forgiven in full and $2,000,000 was recorded as gain on debt extinguishment on the condensed consolidated statement of operations for the nine months ended March 31, 2022.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including management and franchise fees, corporate expenses, payroll and related costs, taxes, interest and principal payments on our outstanding indebtedness, and repairs and maintenance of the Hotel.

Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities and capital improvements of the Hotel. We will continue to finance our business activities primarily with existing cash, including from the activities described above, and cash generated from our operations. After considering our approach to liquidity and accessing our available sources of cash, we believe that our cash position, after giving effect to the transactions discussed above, will be adequate to meet anticipated requirements for operating and other expenditures, including corporate expenses, payroll and related benefits, taxes and compliance costs and other commitments, for at least twelve months from the date of issuance of these financial statements, even if current levels of occupancy and RevPAR were to persist. The objectives of our cash management policy are to maintain existing leverage levels and the availability of liquidity, while minimizing operational costs. We believe that our cash on hand, along with other potential sources of liquidity that management may be able to obtain, will be sufficient to fund our working capital needs, as well as our capital lease and debt obligations for at least the next twelve months and beyond. However, there can be no guarantee that management will be successful with its plan.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of March 31, 2022, the Company’s material financial obligations which also including interest payments:

		3 Months	Year	Year	Year	Year
	Total	2022	2023	2024	2025	2026	Thereafter
Mortgage notes payable	$109,520,000	$552,000	$1,729,000	$107,239,000	$-	$-	$-
Related party notes payable	17,863,000	142,000	14,767,000	567,000	567,000	567,000	1,253,000
Interest	11,620,000	2,386,000	6,167,000	3,067,000	-	-	-
Total	$139,003,000	$3,080,000	$22,663,000	$110,873,000	$567,000	$567,000	$1,253,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates, or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the nine months ended March 31, 2022. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 for a summary of the critical accounting policies.

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

PART II.

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

During the period ending March 31, 2022, there were no pending or threatened legal actions.

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

Item 5. OTHER INFORMATION

There have been no events that are required to be reported under this Item.

Item 6. EXHIBITS

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTSMOUTH SQUARE, INC.
(Registrant)

Date:	April 29, 2022	by	/s/ John V. Winfield
John V. Winfield
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date:	April 29, 2022	by	/s/ David C. Gonzalez
David C. Gonzalez
President, Advisor of Executive Strategic Real Estate and Securities Investment Committee

Date:	April 29, 2022	by	/s/ Danfeng Xu
Danfeng Xu
Treasurer and Controller
(Principal Financial Officer)

-29-