Form 10-K
period 2022-06-30
PORTSMOUTH SQUARE INC
filed 2022-09-28
CIK 79661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

☐ Yes ☒ No

The aggregate market value of the Common Stock, no par value, held by non-affiliates computed by reference to the closing price reported on December 31, 2021 was $5,734,000.

The number of shares outstanding of registrant’s Common Stock, as of September 28, 2022 was 734,187.

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

COVID-19 has had and continues to have a significant negative effect on the hospitality industry and our business. The effects of COVID-19, including government restrictions such as mandated closings of non-essential businesses and travel restrictions, have severely reduced overall lodging demand. Since March 2020, we have experienced a significant decline in occupancy and Revenue per Available Room (“RevPAR”) associated with COVID-19, which resulted in a decline in our operating cash flow, our financial condition, results of operations and performance, and a decline on the global economy and financial markets. The continued extent to which COVID-19 has impacted us and guests at our hotel will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic and possible resurgences, the actions taken to contain the pandemic or mitigate its effect, additional closures that may be mandated or advisable whether due to an increased number of COVID-19 cases or otherwise, and the direct and indirect economic effects of the pandemic and containment measures, among others. However, the distribution of COVID-19 vaccines that began in December 2020 and the reports of their effectiveness have resulted in an improvement in traveler and general consumer sentiment. Investors are cautioned to interpret many of the risks identified in the risk factors discussed herein.

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

All such forward-looking statements are based on current expectations of management and therefore involve estimates and assumptions that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the results expressed in the statements. You should not put undue reliance on any forward-looking statements and we urge investors to carefully review the disclosures we make concerning risks and uncertainties in Item 1A: “Risk Factors” in this Annual Report on Form 10-K, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov, as well as risks, uncertainties and other factors discussed in this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business.

GENERAL

Portsmouth Square, Inc. (referred to as “Portsmouth” or the “Company” and may also be referred to as “we” “us” or “our”) is a California corporation, incorporated on July 6, 1967, for the purpose of acquiring a hotel property in San Francisco, California through a California limited partnership, Justice Investors Limited Partnership (“Justice” or the “Partnership”). As of June 30, 2022, approximately 75.0% of the outstanding common stock of Portsmouth was owned by The InterGroup Corporation (“InterGroup”), a public company (NASDAQ: INTG).

Portsmouth’s primary business was conducted through its general and limited partnership interest in Justice Investors Limited Partnership, a California limited partnership (“Justice” or the “Partnership”). Portsmouth received management fees as a general partner of Justice for its services in overseeing and managing the Partnership’s assets. Those fees were eliminated in consolidation. Effective July 15, 2021, Portsmouth completed the purchase of 100% of the limited partnership interest of Justice through its acquisition of the remaining 0.7% non-controlling interest. Effective December 23, 2021, the partnership was dissolved. The financial statements of Justice were consolidated with those of the Company.

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

As of June 30, 2022, The InterGroup Corporation (“InterGroup”), a public company, owns approximately 75.0% of the outstanding common shares of Portsmouth. As of June 30, 2022, the Company’s Chairman of the Board and Chief Executive Officer, John V. Winfield, owns approximately 2.5% of the outstanding common shares of the Company. Mr. Winfield also serves as the President, Chairman of the Board and Chief Executive Officer of InterGroup and owns approximately 67.8% of the outstanding common shares of InterGroup as of June 30, 2022.

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

HOTEL MANAGEMENT COMPANY AGREEMENT

Operating entered into a hotel management agreement (“HMA”) with Aimbridge Hospitality (“Aimbridge”) to manage the Hotel, along with its five-level parking garage, with an effective date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the February 3, 2017 date and automatically renews for successive one (1) year periods, not to exceed five years in the aggregate, subject to certain conditions. Under the terms on the HMA, base management fee payable to Aimbridge shall be one and seven-tenths percent (1.70%) of total Hotel revenue.

For the fiscal years ended June 30, 2022 and 2021, hotel management fees were $1,055,000 and $242,000, respectively, offset by key money amortization of $250,000 for both years and are included in Hotel operating expenses in the consolidated statements of operations. As part of the Hotel management agreement, Aimbridge, through the Company’s wholly owned subsidiary, Kearny Street Parking LLC, manages the parking garage in-house.

CHINESE CULTURE FOUNDATION LEASE

On March 15, 2005, the Hotel entered an amended lease with the Chinese Culture Foundation of San Francisco (the “Foundation”) for the third-floor space of the Hotel commonly known as the Chinese Culture Center, which the Foundation had right to occupy pursuant to a 50-year nominal rent lease that began in 1967.

The amended lease, among other things, requires the Hotel to pay to the Foundation a monthly event space fee in the amount of $5,000, adjusted annually based on the local Consumer Price Index. As of June 30, 2022, monthly event space fee is $6,800. The term of the amended lease expires on October 17, 2023, with an automatic extension for another 10-year term if the property continues to be operated as a hotel. Subject to certain conditions as set forth in the amended lease, the Foundation is entitled to reserve for a maximum of 75 days per calendar year for use of the event space. If the Hotel needs the event space during one of the dates previously reserved by the Foundation, the Hotel shall pay the Foundation $4,000 per day for using the event space. During the fiscal years ended June 30, 2022 and 2021, the Hotel paid the Foundation $12,000 and $0 for such fees, respectively.

MARKETABLE SECURITIES INVESTMENT POLICIES

In addition to its Hotel and real estate operations, the Company also invests from time to time in income producing instruments, corporate debt and equity securities, publicly traded investment funds, mortgage-backed securities, securities issued by REITs and other companies which invest primarily in real estate.

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

The Company may also invest, with the approval of the Committee, in unlisted securities, such as convertible notes, through private placements including private equity investment funds. Those investments in non-marketable securities are carried at cost on the Company’s balance sheet as part of other investments and reviewed for impairment on a periodic basis. As of June 30, 2022 and 2021, the Company had other investments of zero and $20,000, respectively.

The Company may utilize margin for its marketable securities purchases using standard margin agreements with national brokerage firms. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky, and the market values of the portfolio may be subject to large fluctuations. Margin balances due on June 30, 2022 and 2021 were $130,000 and $1,715,000, respectively.

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

SEASONALITY

Historically, the Hotel’s operation has been seasonal under normal circumstances. Like most hotels in the San Francisco area, the Hotel generally maintained high occupancy and room rates during the entire year except for the weeks starting from Thanksgiving to the end of the calendar year due to the holiday season. These seasonal patterns can be expected to cause fluctuations in the quarterly revenues of the Hotel. The COVID-19 pandemic altered the typical seasonality by significantly reducing operations and revenues through the first calendar quarter of 2022. The hotel has since returned to normal seasonality of being mostly impacted from Thanksgiving through the first week of January. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information regarding the effects of the COVID-19 pandemic on our results of operations.

COMPETITION

The hotel industry has been devastated by the COVID-19 pandemic that hurt business worse than 9/11 and the Great Recession combined. By the start of the fiscal year 2021 most of the hotels in the San Francisco market were closed due to lack of business, only one hotel in our primary competitive set remained open at that time. Most of those hotels stayed closed through end of Q1 fiscal year 2021. By the end of Q2 fiscal year 2021, all but one had reopened. The market has seen slight improvements over the last two quarters of fiscal year 2021 but RevPAR in San Francisco was hit the hardest of any major market in the US. Our Hotel has navigated this very competitive market nimbly and has consistently been ranked the number one hotel in its Competitive Set (“CompSet”) based on our ability to drive occupancy. At the end of fiscal year 2021 the Hotel had roughly a 233% RevPAR index. We took advantage of the slow periods to make certain capital improvements including complete refinishing of all guest room furniture, resurfacing half of the hotel bath tubs that needed repair, refreshed meeting space and lobby paint and vinyl, replaced all bed frames and socks, and started the carpet corridor install that was completed in July 2021. Hotel improvements are ongoing to remain competitive.

As of the date of this report, the competition for business is stronger than ever as there still hasn’t been a rebound close to 2019 for the overall market. For the six months ending June 30, 2022, the Hotel’s CompSet was still only running 51% occupancy and average daily rate of $244 for a RevPAR of $125. The Hotel has fared drastically better than its CompSet by aggressively pursuing all segments and opening all channels on off peak days and limiting access over peak demand dates. Conversely, for the six months ending June 30, 2022, the Hotel is running occupancy of 82% at $195 average daily rate for a RevPAR of $160, giving the Hotel a RevPAR index of 128%. As group demands rebound some of the larger hotels in our CompSet, we could see significant gains in their occupancy as they sell large blocks to fill their empty meeting spaces which will gradually chip away at the Hotel’s phenomenal RevPAR index for the last six months.

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

EMPLOYEES

As of June 30, 2022, Portsmouth had three full-time employees. The employees of the Company are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

On February 3, 2017, Aimbridge assumed all labor union agreements and retained employees of their choice to continue providing services to the Hotel. As of June 30, 2022, approximately 86% of those employees were represented by one of three labor unions, and their terms of employment were determined under various collective bargaining agreements (“CBAs”) to which Aimbridge was a party. CBA for Local 2 (Hotel and Restaurant Employees) expired on August 13, 2022 and is currently under review. CBA for Local 856 (International Brotherhood of Teamsters) will expire on December 31, 2022. CBA for Local 39 (Stationary Engineers) will expire on July 31, 2024.

Negotiation of collective bargaining agreements, which includes not just terms and conditions of employment, but scope and coverage of employees, is a regular and expected course of business operations for the Company and Aimbridge. The Company expects and anticipates that the terms of conditions of CBAs will have an impact on wage and benefit costs, operating expenses, and certain hotel operations during the life of each CBA and incorporates these principles into its operating and budgetary practices.

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

The Hotel is managed by Aimbridge. Their ability to manage the Hotel and to operate successfully and competitively is dependent, in part, upon the efforts and continued service of their managers. The departure of key personnel of current or future management companies could have an adverse effect on our business and our ability to operate successfully and competitively, and it could be difficult to find replacements for these key personnel, as competition for such personnel is intense.

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

As of June 30, 2022, InterGroup owns 75% of the Company’s outstanding common stock. Because of this concentrated stock ownership, the Company’s largest shareholders will be able to significantly influence the election of the Company’s board of directors and all other decisions on all matters requiring shareholder approval. As a result, the ability of other shareholders to determine the management and policies of the Company is significantly limited. The interests of these shareholders may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. This level of control may also have an adverse impact on the market value of our shares because our largest shareholders may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell enough shares to significantly decrease our price per share.

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

HOTEL FINANCINGS

On December 18, 2013: (i) Justice Operating Company, LLC, a Delaware limited liability company (“Operating”), entered into a loan agreement (“Mortgage Loan Agreement”) with Bank of America (“Mortgage Lender”); and (ii) Justice Mezzanine Company, a Delaware limited liability company (“Mezzanine”), entered into a mezzanine loan agreement (“Mezzanine Loan Agreement” and, together with the Mortgage Loan Agreement, the “Loan Agreements”) with ISBI San Francisco Mezz Lender LLC (“Mezzanine Lender” and, together with Mortgage Lender, the “Lenders”). The Company is the sole member of Mezzanine, and Mezzanine is the sole member of Operating.

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

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance, or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties are full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer, or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Partnership was required to maintain a certain minimum net worth and liquidity. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for the $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of June 30, 2022 and 2021, InterGroup is in compliance with both requirements. Justice Operating Company, LLC is not meeting certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lockbox and cash sweep by the Lender for all cash collected by the Hotel, and under certain terms, would allow the Lender to request Operating to replace its hotel management company. The DSCR for Operating had been below 1.00 from third quarter of fiscal year 2020 to third quarter of fiscal year 2022 while it is required to maintain a DSCR of at least 1.10 to 1.00 for two consecutive quarters. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR. Justice has not missed any of its debt service payments and does not anticipate missing any debt obligations for at least the next twelve months and beyond. Additionally, Operating’s DSCR for the fourth quarter of fiscal year 2022 has reached 1.69 for the Mortgage Loan and 1.34 for the Mezzanine Loan.

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

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 31, 2023. On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000. Upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. As of June 30, 2022 and 2021, the balance of the loan was $14,200,000 and $6,650,000, net of loan amortization costs of zero, respectively.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). Justice received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, Justice used the proceeds from the SBA Loan for payroll costs and other qualified expenses. The SBA Loan was scheduled to mature on April 9, 2022 with a 1.00% interest rate and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On June 10, 2021, the SBA Loan was forgiven in full and $4,719,000 was recorded as gain on debt extinguishment on the consolidated statement of operations for the fiscal year ending June 30, 2021.

On February 3, 2021, Justice entered into a second loan agreement (“Second SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the Second SBA Loan. As of June 30, 2021, Justice used all proceeds from the Second SBA Loan primarily for payroll costs. The Second SBA Loan was scheduled to mature on February 3, 2026, had a 1.00% interest rate, and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On November 19, 2021, the Second SBA Loan was forgiven in full and $2,000,000 was recorded as gain on debt extinguishment on the consolidated statement of operations for the fiscal year ending June 30, 2022.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Portsmouth’s common stock is traded on the OTC Market Inc.’s Pink tier under the symbol PRSI. As of June 30, 2022, the number of holders of record of the Company’s Common Stock was approximately 127. Such number of owners was determined from the Company’s shareholders records and does not include beneficial owners of the Company’s Common Stock whose shares are held in the names of various brokers, clearing agencies or other nominees.

DIVIDENDS

It is expected that the Company will not consider a return to a regular dividend policy until such time that the Hotel cash flows, distributions and other economic factors warrant such consideration. The Company will continue to review and modify its dividend policy as needed to meet such strategic and investment objectives as may be determined by the Board of Directors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Portsmouth has no securities authorized for issuance under equity compensation plans.

PURCHASES OF EQUITY SECURITIES

Portsmouth did not repurchase any of its own securities during the fourth quarter of its fiscal year ending June 30, 2022 and does not have any publicly announced repurchase program.

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

The San Francisco hospitality market has seen the two largest citywide events go virtual with DreamForce in September 2021 and JP Morgan Healthcare Conference in January 2022. RSA Conference originally scheduled for February 2022 was moved to June 2022 and Google Cloud Next was cancelled for 2022. As of the date of this report, the market is seeing slow and steady improvement month over month. Rates in the market grew roughly 20% from February 2022 to March 2022 as demand is steadily increasing, particularly midweek where it has been the softest. Demand generators are returning to the market with the largest being Game Developers Conference in March 2022. Although it was approximately half of the pre-COVID attendance, it lifted the market to the best RevPAR we have seen since March 2020. April 2022 continued the trend with midweek rates rising and another strong performance from the RIMS citywide. May was another strong month with increasing leisure demand and another successful citywide in American Thoracic Society, RevPAR grew 10% month over month. June was the strongest month since the pandemic with rates growing $35 almost 15% just from the previous month driven by strong summer travel and the most successful citywide since the pandemic began in RSA. The hotel achieved a significant benchmark breaking the $4MM mark in total revenues for the first time since January of 2020. July and August 2022 performed strong as well as we closed out the expected demand from summer travel along with an increase in much needed Business Travel and small groups to the hotel. April 2022 continued the trend with midweek rates rising and another strong performance from the RIMS citywide. May was another strong month with increasing leisure demand and another successful citywide in American Thoracic Society, RevPAR grew 10% month over month. June was the strongest month since the pandemic with rates growing $35 almost 15% just from the previous month driven by strong summer travel and the most successful citywide since the pandemic began in RSA. The hotel achieved a significant benchmark breaking the $4MM mark in total revenues for the first time since January of 2020. July and August 2022 performed strong as well as we closed out the expected demand from summer travel along with an increase in much needed Business Travel and small groups to the hotel.

As a result of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020, additional avenues of relief may be available to workers and families through enhanced unemployment insurance provisions and to small businesses through programs administered by the Small Business Administration (“SBA”). The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also established a Paycheck Protection Program (“PPP”), whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs. On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the CARES Act. Justice received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, Justice used proceeds from the SBA Loan for payroll costs and other qualified expenses. The SBA Loan was scheduled to mature on April 9, 2022 with a 1.00% interest rate and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On June 10, 2021, the SBA Loan was forgiven in full and $4,719,000 was recorded as gain on debt extinguishment on the consolidated statement of operations for the fiscal year ended June 30, 2021.

On February 3, 2021, Justice entered into a second loan agreement (“Second SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the Second SBA Loan. As of June 30, 2021, Justice used all proceeds from the Second SBA Loan primarily for payroll costs. The Second SBA Loan was scheduled to mature on February 3, 2026, had a 1.00% interest rate, and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On November 19, 2021, the Second SBA Loan was forgiven in full and $2,000,000 was recorded as gain on debt extinguishment on the consolidated statement of operations for the fiscal year ended June 30, 2022.

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

Fiscal Year Ended June 30, 2022 Compared to Fiscal Year Ended June 30, 2021

The Company had net loss of $6,565,000 for the year ended June 30, 2022 compared to net loss of $5,286,000 for the year ended June 30, 2021. Increase in Hotel revenue is offset by increased operating expenses, loss on asset disposal, reduced gain from debt extinguishment, and loss on marketable securities.

The Company had net loss from Hotel operations of $4,050,000 for the year ended June 30, 2022 compared to net loss of $7,873,000 for the year ended June 30, 2021. The change was primarily attributable to the $16,866,000 increase in Hotel revenue, offset by $9,540,000 increase in operating expenses.

The following table sets forth a more detailed presentation of Hotel operations for the years ended June 30, 2022 and 2021.

For the year ended June 30,	2022	2021
Hotel revenues:
Hotel rooms	$26,599,000	$12,138,000
Food and beverage	1,471,000	293,000
Garage	3,112,000	2,117,000
Other operating departments	352,000	120,000
Total hotel revenues	31,534,000	14,668,000
Operating expenses excluding depreciation and amortization	(27,451,000)	(17,911,000)
Operating income (loss) before interest, depreciation, and amortization	4,083,000	(3,243,000)
Gain on disposal or sale of assets	-	12,000
Gain on forgiveness of debt	2,000,000	4,719,000
Interest expense - mortgage	(7,924,000)	(7,282,000)
Depreciation and amortization expense	(2,209,000)	(2,079,000)
Net loss from Hotel operations	$(4,050,000)	$(7,873,000)

For the year ended June 30, 2022, the Hotel had operating income of $4,083,000 before non-recurring charges, interest, depreciation, and amortization on total operating revenues of $31,534,000 compared to operating loss of $3,243,000 before non-recurring charges, interest, depreciation, and amortization on total operating revenues of $14,668,000 for the year ended June 30, 2021. Room revenues increased by $14,461,000 for the year ended June 30, 2022 compared to the year ended June 30, 2021, food and beverage revenue increased by $1,178,000, revenue from garage increased by $995,000, and revenue from other operating departments increased by $232,000. The year over year increase in all areas are result of recovery from the business interruption attributable to a variety of responses by federal, state, and local civil authority to the COVID-19 outbreak since March 2020. The following table sets forth the monthly average occupancy percentage of the Hotel for the fiscal years ended June 30, 2022 and 2021.

Month	Jul	Aug	Sep	Oct	Nov	Dec	Jan	Feb	Mar	Apr	May	Jun	Fiscal Year
Year	2021	2021	2021	2021	2021	2021	2022	2022	2022	2022	2022	2022	2021 - 2022
Average Occupancy %	82%	77%	76%	79%	72%	74%	68%	74%	81%	87%	90%	95%	80%

Year	2020	2020	2020	2020	2020	2020	2021	2021	2021	2021	2021	2021	2020 - 2021
Average Occupancy %	44%	55%	62%	64%	52%	30%	29%	45%	67%	66%	71%	78%	55%

Total operating expenses increased by $9,540,000 due to increase in salaries and wages, union health insurance, repairs and maintenance, credit card fees, management fees, and franchise fees.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the year ended June 30, 2022 and 2021.

For the Year Ended June 30,	Average Daily Rate	Average Occupancy %	RevPAR

2022	$168	80%	$134
2021	$111	55%	$61

The Hotel’s revenues increased by 115% year over year. Average daily rate increased by $57, average occupancy increased 25%, and RevPAR increased by $73 for the twelve months ended June 30, 2022 compared to the twelve months ended June 30, 2021.

The Hotel has taken advantage of the softer demand to take on many improvement projects. We have replaced the wall vinyl in several areas in the lobby and replaced all the art to represent more of the iconic locations in San Francisco. All lobby and restaurant rugs have been replaced and all public restrooms on the first four floors have new vinyl. The Hotel has replaced most of the vinyl in the common areas of the meeting floors and will complete the meeting rooms by September 2022. All guest room carpet has been replaced and a new revised model room that has been valued engineered has been presented to the Hilton design team and is expected to be completed by mid-year 2023. Project to repurpose the old Justice offices, accounting offices, Spa, and Executive Lounge has begun which would add 15 additional income producing guest rooms to our inventory. Part of the renovation will be funded by the Hotel’s furniture, fixture, and equipment reserve account with our senior lender.

The Company had a net loss on marketable securities of $1,141,000 for the year ended June 30, 2022 compared to a net gain on marketable securities of $1,399,000 for the year ended June 30, 2021. For the year ended June 30, 2022, the Company had $2,056,000 net loss related to the Company’s investment in the common stock of Comstock Mining Inc. (“Comstock” - NYSE MKT: LODE). For the year ended June 30, 2021, the Company had $1,031,000 net gain related to the Company’s investment in the common stock of Comstock. As of June 30, 2022 and 2021, investments in Comstock represent 0% and 19%, respectively, of the Company’s investment portfolio. For the year ended June 30, 2022, the Company had a net realized loss of $2,489,000 and a net unrealized gain of $1,348,000. For the year ended June 30, 2021, the Company had a net realized loss of $540,000 and a net unrealized gain of $1,939,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

During the year ended June 30, 2022 and 2021, the Company performed an impairment analysis of its other investments and determined its investments had other than temporary impairments and recorded impairment losses of $20,000 and $38,000, respectively.

The Company consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel. The income tax benefit during the years ended June 30, 2022 and 2021 represents the income tax effect on the Company’s pretax loss which include its share in net loss of the Hotel.

MARKETABLE SECURITIES AND OTHER INVESTMENTS

As of June 30, 2022 and 2021, the Company had investments in marketable equity securities of $541,000 and $3,536,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups:

		% of Total
As of June 30, 2022		Investment
Industry Group	Fair Value	Securities

Communication services	$355,000	65.6%
REITs and real estate companies	162,000	29.9%
Basic materials	18,000	3.3%
Utilities	5,000	0.9%
Technology	1,000	0.3%
	$541,000	100.0%

		% of Total
As of June 30, 2021		Investment
Industry Group	Fair Value	Securities

Communication services	$1,334,000	37.7%
Basic materials	720,000	20.3%
Industrials	653,000	18.5%
REITs and real estate companies	438,000	12.4%
Energy	250,000	7.1%
Healthcare	141,000	4.0%
	$3,536,000	100.0%

As of June 30, 2022, the Company held five different equity positions in its investment portfolio. The Company held two equity securities that comprised more than 10% of the equity value of the portfolio. The largest security position represents 66% of the portfolio and consists of the common stock of Paramount Global - Preferred Stock (NASDAQ: PARAP), which is included in the communication services industry group.

The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective years.

For the years ended June 30,	2022	2021
Net (loss) gain on marketable securities	$(1,141,000)	$1,399,000
Impairment loss on other investments	(20,000)	(38,000)
Dividend and interest income	121,000	17,000
Margin interest expense	(41,000)	(11,000)
Trading expenses	(162,000)	(130,000)
Net (loss) gain from marketable securities	$(1,243,000)	$1,237,000

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL SOURCES

The Company had cash, cash equivalents and restricted cash of $8,888,000 and $8,532,000 as of June 30, 2022 and 2021, respectively. The Company had marketable securities, net of margin due to securities brokers, of $411,000 and $1,821,000 as of June 30, 2022 and 2021, respectively. These marketable securities are short-term investments and liquid in nature.

On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000 and extended the maturity date of the loan to July 31, 2021. As of the date of this report, the maturity date was extended to July 31, 2023. Upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. During the fiscal year ending June 30, 2022, InterGroup advanced $7,550,000 to the Hotel, bringing the total amount due to InterGroup to $14,200,000 as of June 30, 2022. The Company could amend its by-laws and increase the number of authorized shares to issue additional shares to raise capital in the public markets if needed.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). Justice received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, Justice used the proceeds from the SBA Loan for payroll costs and other qualified expenses. The SBA Loan was scheduled to mature on April 9, 2022 with a 1.00% interest rate and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On June 10, 2021, the SBA Loan was forgiven in full and $4,719,000 was recorded as gain on debt extinguishment on the consolidated statement of operations for the fiscal year ended June 30, 2021.

On February 3, 2021, Justice entered into a second loan agreement (“Second SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the Second SBA Loan. As of June 30, 2021, Justice used all proceeds from the Second SBA Loan primarily for payroll costs. The Second SBA Loan was scheduled to mature on February 3, 2026, had a 1.00% interest rate, and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On November 19, 2021, the Second SBA Loan was forgiven in full and $2,000,000 was recorded as gain on debt extinguishment on the consolidated statement of operations for the fiscal year ending June 30, 2022.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including management and franchise fees, corporate expenses, payroll and related costs, taxes, interest and principal payments on our outstanding indebtedness, and repairs and maintenance of the Hotel.

Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities and capital improvements of the Hotel. We will continue to finance our business activities primarily with existing cash, including from the activities described above, and cash generated from our operations. After considering our approach to liquidity and accessing our available sources of cash, we believe that our cash position will be adequate to meet anticipated requirements for operating and other expenditures, including corporate expenses, payroll and related benefits, taxes and compliance costs and other commitments, for at least twelve months from the date of issuance of these financial statements, even if current levels of occupancy and revenue per occupied room (“RevPAR”, calculated by multiplying the hotel’s average daily room rate by its occupancy percentage) were to persist. The objectives of our cash management policy are to maintain existing leverage levels and the availability of liquidity, while minimizing operational costs. We believe that our cash on hand, along with other potential sources of liquidity that management may be able to obtain, will be sufficient to fund our working capital needs, as well as our capital lease and debt obligations for at least the next twelve months and beyond. However, there can be no guarantee that management will be successful with its plan.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company’s material financial obligations which also includes interest.

	Total	Year 2023	Year 2024	Year 2025	Year 2026	Year 2027	Thereafter
Mortgage notes payable	$109,114,000	$1,721,000	$107,393,000	$-	$-	$-	$-
Related party notes payable	17,721,000	567,000	14,767,000	567,000	567,000	462,000	791,000
Interest	11,080,000	7,871,000	3,209,000	-	-	-	-
Total	$137,915,000	$10,159,000	$125,369,000	$567,000	$567,000	$462,000	$791,000

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no material off balance sheet arrangements.

IMPACT OF INFLATION

Hotel room rates are typically impacted by supply and demand factors, not inflation, since rental of a hotel room is usually for a limited number of nights. Room rates can be, and usually are, adjusted to account for inflationary cost increases. Since Aimbridge has the power and ability under the terms of its management agreement to adjust Hotel room rates on an ongoing basis, there should be minimal impact on partnership revenues due to inflation. For the two most recent fiscal years, the impact of inflation on the Company’s income is not viewed by management as material.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Portsmouth Square, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Portsmouth Square, Inc. and its subsidiaries (the “Company”) as of June 30, 2022, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters do not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Description of the Matters: Liquidity and Deferred Tax Asset Valuation Allowance

As discussed in Note 2 to the consolidated financial statements, the Company’s cash flows have been primarily generated from their Hotel and real estate operations. However, the responses by federal, state, and local civil authorities to the COVID-19 pandemic continued to have a material detrimental impact on their liquidity. As a result, the Company has taken several steps to preserve capital and increase liquidity. After considering their approach to liquidity and accessing their available sources or cash, the Company believes that their cash position will be adequate to meet anticipated requirements for operating and other expenditures for at least twelve months from the date of issuance of these consolidated financial statements, even if the economic recovery takes longer than anticipated.

As discussed in Note 13 to the consolidated financial statements, a significant portion of the deferred tax assets at June 30, 2022 are not realizable and thus a valuation allowance of $22,775,000 has been recorded.

We identified liquidity and the deferred tax asset valuation allowance as critical audit matters due to the uncertainty, subjectivity, estimates and judgments required by management when forecasting future liquidity and profitability.

How We Addressed the Matters in Our Audit

To test the Company’s conclusions about their ability to continue as a going concern and about their deferred tax valuation allowance, we obtained an analysis about their plans and reviewed all the positive and negative conditions. In addition to considering the impact of any subsequent events, we received the Company’s five-year income projection. We examined the forecast for reasonableness in addition to reviewing management’s plans and considered whether it is likely that the Company will have sufficient available cash to fund their continuing operations and meet their current obligations as they become due for a reasonable period of time, and the extent to which their future profitability will allow them to realize their current deferred tax assets, and that such plans can be effectively implemented.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2022.

East Brunswick, NJ

September 28, 2022

PCAOB ID Number 100

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Portsmouth Square, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Portsmouth Square, Inc. (the “Company”) as of June 30, 2021, the related consolidated statements of operations, shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively, referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moss Adams LLP

Irvine, California

September 28, 2022

We served as the Company’s auditor from 2017 through 2021.

PORTSMOUTH SQUARE, INC.

CONSOLIDATED BALANCE SHEETS

As of	June 30, 2022	June 30, 2021
ASSETS
Investment in hotel, net	$31,230,000	$31,513,000
Investment in marketable securities	541,000	3,536,000
Other investments	-	20,000
Cash and cash equivalents	2,662,000	2,310,000
Restricted cash	6,226,000	6,222,000
Accounts receivable - hotel, net	377,000	194,000
Other assets	852,000	701,000
Deferred tax assets	7,911,000	8,055,000

Total assets	$49,799,000	$52,551,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities - Hotel	$8,307,000	$7,440,000
Accounts payable and other liabilities	235,000	190,000
Accounts payable to related party	4,908,000	3,193,000
Due to securities broker	130,000	1,715,000
Related party notes payable	17,721,000	10,738,000
SBA Loan - Justice	-	2,000,000
Finance Leases	183,000	664,000
Mortgage notes payable - Hotel, net	108,747,000	110,134,000

Total liabilities	140,231,000	136,074,000

Commitments and Contingencies - Note 16

Shareholders’ deficit:
Common stock, no par value: Authorized shares - 750,000; 734,187 shares issued and outstanding as of June 30, 2022 and 2021, respectively	2,092,000	2,092,000
Accumulated deficit	(92,524,000)	(84,960,000)
Total Portsmouth shareholders’ deficit	(90,432,000)	(82,868,000)
Noncontrolling interest	-	(655,000)
Total shareholders’ deficit	(90,432,000)	(83,523,000)

Total liabilities and shareholders’ deficit	$49,799,000	$52,551,000

The accompanying notes are an integral part of these consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30,	2022	2021

Revenue - Hotel	$31,534,000	$14,668,000

Costs and operating expenses
Hotel operating expenses	(27,451,000)	(17,911,000)
Hotel depreciation and amortization expense	(2,209,000)	(2,079,000)
General and administrative expense	(1,130,000)	(796,000)

Total costs and operating expenses	(30,790,000)	(20,786,000)

Income (loss) from operations	744,000	(6,118,000)

Other income (expense)
Interest expense - mortgage	(6,549,000)	(6,710,000)
Interest expense - related party	(1,375,000)	(572,000)
Gain on asset disposal	-	12,000
Gain on forgiveness of debt	2,000,000	4,719,000
Net gain on marketable securities	915,000	368,000
Net (loss) gain on marketable securities - Comstock	(2,056,000)	1,031,000
Impairment loss on other investments	(20,000)	(38,000)
Dividend and interest income	121,000	17,000
Trading and margin interest expense	(203,000)	(141,000)

Total other expense, net	(7,167,000)	(1,314,000)

Loss before income taxes	(6,423,000)	(7,432,000)
Income tax (expense) benefit	(142,000)	2,146,000

Net loss	(6,565,000)	(5,286,000)
Less: Net loss attributable to the noncontrolling interest	-	58,000

Net loss attributable to Portsmouth	$(6,565,000)	$(5,228,000)

Basic and diluted net loss per share attributable to Portsmouth	$(8.94)	$(7.12)

Weighted average number of common shares outstanding - basic and diluted	734,187	734,187

The accompanying notes are an integral part of these consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

				Total
				Portsmouth		Total
	Common Stock		Accumulated	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Deficit	Deficit	Interest	Deficit

Balance at July 1, 2020	734,183	$2,092,000	$(73,809,000)	$(71,717,000)	$(5,824,000)	$(77,541,000)

Net loss	-	-	(5,228,000)	(5,228,000)	(58,000)	(5,286,000)

Reclassify noncontrolling interest due to purchase of Partnership interest	-	-	(5,923,000)	(5,923,000)	5,923,000	-

Purchase of Partnership interest	-	-	-	-	(696,000)	(696,000)

Shares Issued	4	-	-	-	-	-

Balance at June 30, 2021	734,187	2,092,000	(84,960,000)	(82,868,000)	(655,000)	(83,523,000)

Net loss	-	-	(6,565,000)	(6,565,000)	-	(6,565,000)

Reclassify noncontrolling interest due to purchase of Partnership interest	-	-	(999,000)	(999,000)	999,000	-

Purchase of Partnership interest	-	-	-	-	(344,000)	(344,000)

Balance at June 30, 2022	734,187	$2,092,000	$(92,524,000)	$(90,432,000)	$-	$(90,432,000)

The accompanying notes are an integral part of these consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended June 30,	2022	2021
Cash flows from operating activities:
Net loss	$(6,565,000)	$(5,286,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Net unrealized gain on marketable securities	(1,348,000)	(1,939,000)
Gain on disposal of assets	-	(12,000)
Gain on forgiveness of debt	(2,000,000)	(4,719,000)
Deferred income taxes	144,000	(2,081,000)
Impairment loss on other investments	20,000	38,000
Depreciation and amortization	2,209,000	2,079,000
Amortization of loan cost	295,000	335,000
Amortization of related party notes payable	(567,000)	(567,000)
Changes in operating assets and liabilities:
Investment in marketable securities	4,343,000	(1,032,000)
Accounts receivable - Hotel, net	(183,000)	57,000
Other assets	(151,000)	130,000
Accounts payable and other liabilities - Hotel	867,000	(148,000)
Accounts payable and other liabilities	45,000	(65,000)
Accounts payable related party	1,715,000	808,000
Due to securities broker	(1,585,000)	1,715,000
Net cash used in operating activities	(2,761,000)	(10,687,000)

Cash flows from investing activities:
Payments for hotel furniture, equipment and building improvements	(1,926,000)	(1,068,000)
Investment in Justice	(344,000)	(696,000)
Investment in real estate	-	980,000
Proceeds from other investments	-	29,000
Net cash used in investing activities	(2,270,000)	(755,000)

Cash flows from financing activities:
Proceeds from related party note payable	7,550,000	3,650,000
Payments of mortgage and finance leases	(2,113,000)	(2,011,000)
Issuance cost from refinance of related party loan	(50,000)	(50,000)
Proceeds from SBA Loan - Justice	-	2,000,000
Net cash provided by financing activities	5,387,000	3,589,000

Net increase (decrease) in cash, cash equivalents, and restricted cash	356,000	(7,853,000)
Cash, cash equivalents, and restricted cash at the beginning of the period	8,532,000	16,385,000
Cash, cash equivalents, and restricted cash at the end of the period	$8,888,000	$8,532,000

Supplemental information:
Interest paid	$6,590,000	$6,720,000
Taxes paid	$27,000	$23,000
Supplemental non-cash investing and financing transactions:
Additions to Hotel equipment through finance leases	$-	$30,000

The accompanying notes are an integral part of these consolidated financial statements.

PORTSMOUTH SQUARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Description of Business

Portsmouth’s primary business was conducted through its general and limited partnership interest in Justice Investors Limited Partnership, a California limited partnership (“Justice” or the “Partnership”). Effective July 15, 2021, Portsmouth completed the purchase of 100% of the limited partnership interest of Justice through the acquisition of the remaining 0.7% non-controlling interest. Effective December 23, 2021, the partnership was dissolved. The financial statements of Justice were consolidated with those of the Company.

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

Operating entered into a hotel management agreement (“HMA”) with Aimbridge Hospitality (“Aimbridge”) to manage the Hotel, along with its five-level parking garage, with an effective date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the February 3, 2017 date and automatically renews for successive one (1) year periods, not to exceed five years in the aggregate, subject to certain conditions. Under the terms on the HMA, base management fee payable to Aimbridge shall be one and seven-tenths percent (1.70%) of total Hotel revenue.

As of June 30, 2022, The InterGroup Corporation (“InterGroup”), a public company, owns approximately 75.0% of the outstanding common shares of Portsmouth. As of June 30, 2022, the Company’s Chairman of the Board and Chief Executive Officer, John V. Winfield, owns approximately 2.5% of the outstanding common shares of the Company. Mr. Winfield also serves as the President, Chairman of the Board and Chief Executive Officer of InterGroup and owns approximately 67.8% of the outstanding common shares of InterGroup as of June 30, 2022.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and Justice up to its dissolution in December 2021 at which time all subsidiaries of Justice became subsidiaries of Portsmouth as the Company replaced Justice as the single member of Justice’s subsidiaries where appropriate. All significant inter-company transactions and balances have been eliminated.

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with generally accepted accounting principles (“GAAP”). If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between the assets’ carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset’s remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. No impairment losses were recorded for the years ended June 30, 2022 and 2021.

Investment in Marketable Securities

Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading securities with all unrealized gains and losses on the Company’s investment portfolio recorded through the consolidated statements of operations.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased and are carried at cost, which approximates fair value. As of June 30, 2022 and 2021, the Company does not have any cash equivalents.

Restricted Cash

Restricted cash is comprised of amounts held by lenders for payment of real estate taxes, insurance, replacement and capital addition reserves for the Hotel. It also includes key money received from Aimbridge that is restricted for capital improvements.

Accounts Receivable - Hotel, Net

Accounts receivable from Hotel customers are carried at cost less an allowance for doubtful accounts that is based on management’s assessment of the collectability of accounts receivable. The net accounts receivable balance on July 1, 2020 was $251,000. As of June 30, 2022 and 2021, the Company has gross accounts receivable of $392,000 and $211,000 respectively, and allowance for doubtful accounts of $15,000 and $17,000, respectively. The Company extends unsecured credit to its customers but mitigates the associated credit risk by performing ongoing credit evaluations of its customers.

Other Assets

Other assets include prepaid insurance, estimated life insurance proceeds, prepaid expenses, other investments, net, and other miscellaneous assets. Other investments include non-marketable securities (carried at cost, net of any impairments loss). The Company has no significant influence or control over the entities that issue these investments. These investments are reviewed on a periodic basis for other-than-temporary impairment. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to: (i) the length of time an investment is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near-term prospects of the issuer and (iv) our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For the years ended June 30, 2022 and 2021, the Company recorded impairment losses related to other investments of $20,000 and $38,000, respectively. As of June 30, 2022 and 2021, cumulative impairment losses were $2,269,000 and $2,249,000, respectively.

Income Taxes

The Company consolidated Justice (“Hotel”) for financial reporting purposes up to its dissolution in December 2021 and was not taxed on its non-controlling interest in the Hotel. Effective July 15, 2021, the Company become the owner of 100% of Justice and began to include all the Hotel’s income and expense accounts into its income taxes calculations. The income tax expense or benefit during the fiscal years ended June 30, 2022 and 2021, respectively, represent the income tax effect on the Company’s pretax loss which includes its share in the net loss of the Hotel accordingly.

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

We have considered the income tax accounting and disclosure implications of the relief provided by the Coronavirus Aid, Relief, and Economic Security (CARES) Act enacted on March 27, 2020, and the American Rescue Plan Act enacted on March 11, 2021. The effect of tax law changes is required to be recognized either in the interim period in which the legislation is enacted or reflected in the computation of the annual effective tax rate, depending on the nature of the change. As of June 30, 2022 and 2021, we evaluated the income tax provisions of the CARES Act and the American Rescue Plan Act and have determined there to be no material effect on the fiscal years’ tax provision. We will continue to evaluate the income tax provisions of both acts and monitor the tax law changes that could have income tax accounting and disclosure implications.

The Company accounts for its uncertain tax positions pursuant to ASC 740, Income Taxes. This guidance prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination and that there are no significant uncertain tax positions. Further, any interest or penalties associated with uncertain tax positions shall be recorded in the income tax provision. As of June 30, 2022 there were no uncertain tax positions or any associated penalties and interest.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in Hotel operating expenses in the consolidated statements of operations. Advertising costs were $61,000 and $110,000 for the years ended June 30, 2022 and 2021, respectively.

Basic and Diluted Loss per Share

Basic loss per share is calculated based upon the weighted average number of common shares outstanding during each fiscal year. As of June 30, 2022 and 2021, the Company did not have any potentially dilutive securities outstanding.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to the recording of allowance for doubtful accounts which are based on management’s assessment of the collectability of accounts receivable, as of the end of the fiscal year. Actual results may differ from those estimates. Management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets and when appropriate, records tax valuation allowances based on that evidence and estimates.

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

Recently Issued and Adopted Accounting Pronouncements

As of June 30, 2022, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on the Company’s consolidated financial statements.

NOTE 2 - LIQUIDITY

Historically, our cash flows have been primarily generated from our Hotel operations. However, the responses by federal, state, and local civil authorities to the COVID-19 pandemic continues to have a material detrimental impact on our liquidity. For the fiscal years ended June 30, 2022 our net cash used in operating activities was $2,761,000. We have taken several steps to preserve capital and increase liquidity at our Hotel, including implementing strict cost management measures to eliminate non-essential expenses, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets. As the hospitality and travel environment continues to improve, we will continue to evaluate what services we bring back and anticipate making upgrades to our guest rooms during fiscal year 2023.

The Company had cash and cash equivalents of $2,662,000 and $2,310,000 as of June 30, 2022 and 2021, respectively. The Company had restricted cash of $6,226,000 and $6,222,000 as of June 30, 2022 and 2021, respectively. The Company had marketable securities, net of margin due to securities brokers, of $411,000 and $1,821,000 as of June 30, 2022 and 2021, respectively. These marketable securities are short-term investments and liquid in nature.

On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000 and extended the maturity date of the loan to July 31, 2021. As of the date of this report, the maturity date was extended to July 31, 2023. Upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. During the fiscal year ending June 30, 2022, InterGroup advanced $7,550,000 to the Hotel, bringing the total amount due to InterGroup to $14,200,000 as of June 30, 2022. The Company could amend its by-laws and increase the number of authorized shares to issue additional shares to raise capital in the public markets if needed.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). Justice received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, Justice used the proceeds from the SBA Loan for payroll costs and other qualified expenses. The SBA Loan was scheduled to mature on April 9, 2022 with a 1.00% interest rate and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On June 10, 2021, the SBA Loan was forgiven in full and $4,719,000 was recorded as gain on debt extinguishment on the consolidated statement of operations for the fiscal year ending June 30, 2021.

On February 3, 2021, Justice entered into a second loan agreement (“Second SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the Second SBA Loan. As of June 30, 2021, Justice used all proceeds from the Second SBA Loan primarily for payroll costs. The Second SBA Loan was scheduled to mature on February 3, 2026, had a 1.00% interest rate, and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On November 19, 2021, the Second SBA Loan was forgiven in full and $2,000,000 was recorded as gain on debt extinguishment on the consolidated statement of operations for the fiscal year ending June 30, 2022.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including management and franchise fees, corporate expenses, payroll and related costs, taxes, interest and principal payments on our outstanding indebtedness, and repairs and maintenance of the Hotel.

Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities and capital improvements of the Hotel. We will continue to finance our business activities primarily with existing cash, including from the activities described above, and cash generated from our operations. After considering our approach to liquidity and accessing our available sources of cash, we believe that our cash position will be adequate to meet anticipated requirements for operating and other expenditures, including corporate expenses, payroll and related benefits, taxes and compliance costs and other commitments, for at least twelve months from the date of issuance of these financial statements, even if current levels of occupancy and revenue per occupied room (“RevPAR”, calculated by multiplying the hotel’s average daily room rate by its occupancy percentage) were to persist. The objectives of our cash management policy are to maintain existing leverage levels and the availability of liquidity, while minimizing operational costs. We believe that our cash on hand, along with other potential sources of liquidity that management may be able to obtain, will be sufficient to fund our working capital needs, as well as our capital lease and debt obligations for at least the next twelve months and beyond. However, there can be no guarantee that management will be successful with its plan.

The following table provides a summary as of June 30, 2022, the Company’s material financial obligations which also including interest payments:

		Year	Year	Year	Year	Year
	Total	2023	2024	2025	2026	2027	Thereafter
Mortgage notes payable	$109,114,000	$1,721,000	$107,393,000	$-	$-	$-	$-
Related party notes payable	17,721,000	567,000	14,767,000	567,000	567,000	462,000	791,000
Interest	11,080,000	7,871,000	3,209,000	-	-	-	-
Total	$137,915,000	$10,159,000	$125,369,000	$567,000	$567,000	$462,000	$791,000

NOTE 3 - REVENUE

The following table present our revenue disaggregated by revenue streams.

For the year ended June 30,	2022	2021
Hotel revenues:
Hotel rooms	$26,599,000	$12,138,000
Food and beverage	1,471,000	293,000
Garage	3,112,000	2,117,000
Other operating departments	352,000	120,000
Total Hotel revenue	$31,534,000	$14,668,000

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

Contract assets and liabilities

We do not have any material contract assets as of June 30, 2022 and 2021, other than trade and other receivables, net on our consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities on our consolidated balance sheets and had a balance of $375,000 at July 1, 2020. Contract liabilities increased to $493,000 as of June 30, 2022 from $161,000 as of June 30, 2021. The increase for the twelve months ended June 30, 2022 was primarily driven by advance deposits received from customers for services to be performed after June 30, 2022.

Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers are less than one year.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in Hotel consisted of the following as of:

		Accumulated	Net Book
June 30, 2022	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Finance lease ROU assets	1,805,000	(922,000)	883,000
Furniture and equipment	32,860,000	(28,567,000)	4,293,000
Building and improvements	56,274,000	(31,344,000)	24,930,000
Investment in Hotel, net	$92,063,000	$(60,833,000)	$31,230,000

		Accumulated	Net Book
June 30, 2021	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Finance lease ROU assets	1,805,000	(606,000)	1,199,000
Furniture and equipment	31,014,000	(27,956,000)	3,058,000
Building and improvements	56,194,000	(30,062,000)	26,132,000
Investment in Hotel, net	$90,137,000	$(58,624,000)	$31,513,000

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

As of June 30, 2022 and 2021, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Fair Value

As of June 30, 2022
Corporate
Equities	$643,000	$42,000	$(144,000)	$(102,000)	$541,000

As of June 30, 2021
Corporate
Equities	$4,987,000	$438,000	$(1,889,000)	$(1,451,000)	$3,536,000

As of June 30, 2021, approximately 19% of the investment marketable securities balance above is comprised of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE AMERICAN: LODE). As of June 30, 2022, the Company does not have any investment in the common stock of Comstock. The Company’s director and Chairman of the Audit Committee, William J. Nance, serves as Comstock’s director and Chairman of the Audit and Finance, Compensation and Nominating and Governance Committees of Comstock.

As of June 30, 2022 and 2021, the Company had $73,000 and $1,873,000, respectively, of unrealized losses related to securities held for over one year; of which $0 and $1,789,000 are related to its investment in Comstock, respectively.

Net (loss) gain on marketable securities on the statement of operations is comprised of realized and unrealized losses. Below is the breakdown of the two components for the years ended June 30, 2022 and 2021, respectively.

For the year ended June 30,	2022	2021
Realized (loss) gain on marketable securities	$(433,000)	$32,000
Realized loss on marketable securities related to Comstock	(2,056,000)	(572,000)
Unrealized gain on marketable securities	1,348,000	336,000
Unrealized gain on marketable securities related to Comstock	-	1,603,000
Net (loss) gain on marketable securities	$(1,141,000)	$1,399,000

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

The assets measured at fair value on a recurring basis are as follows:

As of June 30, 2022	Level 1
Assets:
Investment in marketable securities:
Communication services	$355,000
REITs and real estate companies	162,000
Basic materials	18,000
Utilities	5,000
Technology	1,000
$541,000

As of June 30, 2021	Level 1
Assets:
Investment in marketable securities:
Communication services	$1,334,000
Basic materials	720,000
Industrials	653,000
REITs and real estate companies	438,000
Energy	250,000
Healthcare	141,000
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

Assets	Level 3	June 30, 2022	Net loss for the year ended June 30, 2022

Other non-marketable investments	$-	$-	$(20,000)

			Net loss for the
Assets	Level 3	June 30, 2021	year ended June 30, 2021

Other non-marketable investments	$20,000	$20,000	$(38,000)

For fiscal year ended June 30, 2022 and 2021, we received distribution from other non-marketable investments of zero and $30,000, respectively.

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

NOTE 8 – OTHER ASSETS

Other assets consist of the following as of June 30:

	2022	2021
Inventory - Hotel	$27,000	$37,000
Prepaid expenses	534,000	381,000
Miscellaneous assets	291,000	283,000
Total other assets	$852,000	$701,000

NOTE 9 – RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of related party and other notes payable as of June 30, 2022 and 2021, respectively.

As of June 30,	2022	2021
Note payable - InterGroup	$14,200,000	$6,650,000
Note payable - Hilton	2,375,000	2,692,000
Note payable - Aimbridge	1,146,000	1,396,000
SBA Loan - Justice	-	2,000,000
Total related party and other notes payable	$17,721,000	$12,738,000

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 31, 2023. On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000. Upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. As of June 30, 2022 and 2021, the balance of the loan was $14,200,000 and $6,650,000, net of loan amortization costs of zero, respectively.

Note payable to Hilton (Franchisor) is a self-exhausting, interest free development incentive note which is reduced by approximately $317,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton.

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

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). Justice received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, Justice used the proceeds from the SBA Loan for payroll costs and other qualified expenses. The SBA Loan was scheduled to mature on April 9, 2022 with a 1.00% interest rate and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On June 10, 2021, the SBA Loan was forgiven in full and $4,719,000 was recorded as gain on debt extinguishment on the consolidated statement of operations for the fiscal year ending June 30, 2021.

On February 3, 2021, Justice entered into a second loan agreement (“Second SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the Second SBA Loan. As of June 30, 2021, Justice used all proceeds from the Second SBA Loan primarily for payroll costs. The Second SBA Loan was scheduled to mature on February 3, 2026, had a 1.00% interest rate, and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On November 19, 2021, the Second SBA Loan was forgiven in full and $2,000,000 was recorded as gain on debt extinguishment on the consolidated statement of operations for the fiscal year ended June 30, 2022.

Future minimum principal payments for all related party and other financing transactions are as follows:

For the year ending June 30,

2023	$567,000
2024	14,767,000
2025	567,000
2026	567,000
2027	462,000
Thereafter	791,000
$17,721,000

As of June 30, 2022 and 2021, the Company had accounts payable to related party of $4,908,000 and $3,193,000, respectively. These are amounts due to InterGroup and represent accrued interests and certain shared costs and expenses, primarily general and administrative expenses, rent, insurance, and other expenses.

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December 2013. The mortgage loan is secured by the Company’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due through January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period through its maturity date of January 2024. Outstanding principal balance on the loan was $89,114,000 and $90,745,000 as of June 30, 2022 and 2021, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by Portsmouth in favor of the mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan had an interest rate of 9.75% per annum and a maturity date of January 1, 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender. On July 31, 2019, Mezzanine refinanced the mezzanine loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan which had a 9.75% per annum interest rate was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly.

Effective May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain certain net worth and liquidity. As of June 30, 2022, InterGroup is in compliance with both requirements. Justice Operating Company, LLC has not been meeting certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lockbox by the Lender for all cash collected by the Hotel. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR.

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

NOTE 10 – MORTGAGE NOTES PAYABLE

On December 18, 2013: (i) Justice Operating Company, LLC, a Delaware limited liability company (“Operating”), entered into a loan agreement (“Mortgage Loan Agreement”) with Bank of America (“Mortgage Lender”); and (ii) Justice Mezzanine Company, a Delaware limited liability company (“Mezzanine”), entered into a mezzanine loan agreement (“Mezzanine Loan Agreement” and, together with the Mortgage Loan Agreement, the “Loan Agreements”) with ISBI San Francisco Mezz Lender LLC (“Mezzanine Lender” and, together with Mortgage Lender, the “Lenders”). The Partnership was the sole member of Mezzanine until its dissolution in December 2021 when Portsmouth replaced the Partnership as the sole member of Mezzanine. Mezzanine is the sole member of Operating.

The Loan Agreements provide for a $97,000,000 Mortgage Loan and a $20,000,000 Mezzanine Loan. The proceeds of the Loan Agreements were used to fund the redemption of limited partnership interests and the pay-off of the prior mortgage.

The Mortgage Loan is secured by Operating’s principal asset, the Hilton San Francisco-Financial District (the “Property”). The Mortgage Loan bears an interest rate of 5.275% per annum and matures in January 2024. The term of the loan is ten years with interest only due in the first three years and principal and interest payments to be made during the remaining seven years of the loan based on a thirty-year amortization schedule. The Mortgage Loan also requires payments for impounds related to property tax, insurance and capital improvement reserves. As additional security for the Mortgage Loan, there is a limited guaranty (“Mortgage Guaranty”) executed by the Company in favor of Mortgage Lender.

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

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties are full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Partnership was required to maintain a certain minimum net worth and liquidity. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for the $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of June 30, 2022 and 2021, InterGroup is in compliance with both requirements. Justice Operating Company, LLC is not meeting certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lockbox and cash sweep by the Lender for all cash collected by the Hotel, and under certain terms, would allow the Lender to request Operating to replace its hotel management company. The DSCR for Operating had been below 1.00 from third quarter of fiscal year 2020 to third quarter of fiscal year 2022 while it is required to maintain a DSCR of at least 1.10 to 1.00 for two consecutive quarters. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR. Justice has not missed any of its debt service payments and does not anticipate missing any debt obligations for at least the next twelve months and beyond. Additionally, Operating’s DSCR for the fourth quarter of fiscal year 2022 has reached 1.69 for the Mortgage Loan and 1.34 for the Mezzanine Loan.

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

As of June 30, 2022 and 2021, the Company had the following mortgages:

June 30, 2022	June 30, 2021	Interest Rate	Origination Date	Maturity Date
$89,114,000	$90,745,000	Fixed 5.28%	December 18, 2013	January 1, 2024
20,000,000	20,000,000	Fixed 7.25%	July 31, 2019	January 1, 2024
109,114,000	110,745,000	Mortgage notes payable - hotel
(367,000)	(611,000)	Net debt issuance costs
$108,747,000	$110,134,000	Total mortgage notes payable - hotel

Future minimum principal payments for mortgage notes payable are as follows:

For the year ending June 30,
2023	$1,721,000
2024	107,393,000
$109,114,000

NOTE 11 – MANAGEMENT AGREEMENTS

On February 1, 2017, Operating entered into a Hotel management agreement (“HMA”) with Aimbridge Hospitality (“Aimbridge”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Aimbridge to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second (2nd) anniversary of the takeover date. As of June 30, 2021, the key money balance was zero as the Hotel obtained approval from Aimbridge to use the funds for hotel operations during the first quarter of fiscal year 2021. As of June 30, 2022 and 2021, balance of the unamortized portion of the key money are $1,146,000 and $1,396,000, respectively, and are included in the related party notes payable in the consolidated balance sheets. For the fiscal years ended June 30, 2022 and 2021, hotel management fees were $1,055,000 and $242,000, respectively, offset by key money amortization of $250,000 for both years and are included in Hotel operating expenses in the consolidated statements of operations.

NOTE 12 – CONCENTRATION OF CREDIT RISK

As of June 30, 2022 and 2021, all accounts receivables are related to Hotel customers. The Hotel had two customers that accounted for 88%, or $183,000 of accounts receivable at June 30, 2022, and two customers that accounted for 89%, or $64,000 of accounts receivable at June 30, 2021.

The Company maintains its cash and cash equivalents and restricted cash with various financial institutions that are monitored regularly for credit quality. At times, such cash and cash equivalents holdings may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) or other federally insured limits; however, the Company has never suffered any losses as a result of such high balances.

NOTE 13 - INCOME TAXES

The provision for income tax (expense) benefit consists of the following:

For the years ended June 30,	2022	2021
Federal
Current tax expense	$-	$-
Deferred tax (expense) benefit	(310,000)	1,606,000
	(310,000)	1,606,000
State
Current tax (expense)benefit	(1,000)	65,000
Deferred tax benefit	169,000	475,000
	168,000	540,000
Total income tax (expense) benefit	$(142,000)	$2,146,000

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

For the years ended June 30,	2022	2021

Statutory federal tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	2.0%	5.8%
Non-taxable PPP loan	21.7%	-
Provision to return adjustment	8.3%	2.9%
Valuation allowance	-236.7%	-4.3%
Deferral True-Up – Justice Basis Diff in FA	180.9%	-
Other	0.6%	3.6%
	-2.2%	29.0%

The components of the Company’s deferred tax assets and (liabilities) as of June 30, 2022 and 2021 are as follows:

	2022	2021
Deferred tax assets
Net operating loss carryforward	$10,925,000	$9,802,000
Investment reserve	-	671,000
Interest expense	2,231,000	2,684,000
Accruals and reserves	587,000	-
Depreciation	15,646,000	-
Other	1,800,000	1,423,000
Deferred tax assets before valuation allowance	31,189,000	14,580,000
Less Valuation allowance	(22,775,000)	(951,000)
Deferred tax assets after valuation allowance	8,414,000	13,629,000

Deferred tax liabilities
Basis difference in Justice	-	(5,092,000)
State taxes	(503,000)	(482,000)
	(503,000)	(5,574,000)
Net deferred tax assets	$7,911,000	$8,055,000

Management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets to determine if it is more likely than not that the deferred tax asset will be realized. As of June 30, 2022, it has been determined that it is more likely than not that the deferred tax asset will not be recognized with the exception of forecasted five-year projected income. Thus, there was a valuation allowance of $22,775,000 as of June 30, 2022. This was an increase of $21,824,000 from June 30, 2021.

As of June 30, 2022, the Company had net operating loss (“NOL”) carryforwards of approximately $35,011,000 and $40,416,000 for federal and state purposes, respectively. Of the $35,011,000 federal NOL’s carryforwards , $14,697,000 expire in varying amount through 2037 and $20,314,000 of post 2017 NOL’s can be carried forward indefinitely. Note that the post 2017 NOL’s may only offset 80% of future taxable income.

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions. As of June 30, 2022, it has been determined that there are no uncertain tax positions likely to impact the Company.

Utilization of the net operating loss carryover may be subject a substantial annual limitation if it should be determined that there has been a change in the ownership of more than 50 percent of the value of the Company’s stock, pursuant to Section 382 of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating loss carryovers before utilization.

The Company and the Partnership files tax returns as prescribed by the tax laws of the jurisdictions in which it operates and is subject to examination by federal, state and local jurisdictions, where applicable. Note that the Partnership was dissolved in 2021 and filed its required final tax returns as a result of the Company completing the acquisition of 100% of Justice Investors LP.

As of June 30, 2022, tax years beginning in fiscal years 2018 and 2017 remain open to examination by the major tax jurisdictions and are subject to the statute of limitations.

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

Information below represents reporting segments for the years ended June 30, 2022 and 2021, respectively. Segment loss from Hotel operations consists of the operation of the Hotel and operation of the garage. Income (loss) from investments consists of net investment gain (loss), dividend and interest income and investment related expenses.

As of and for the year	Hotel	Investment
ended June 30, 2022	Operations	Transactions	Other	Total
Revenues	$31,534,000	$-	$-	$31,534,000
Segment operating expenses	(27,451,000)	-	(1,130,000)	(28,581,000)
Segment income (loss)	4,083,000	-	(1,130,000)	2,953,000
Interest expense - mortgage	(6,549,000)	-	-	(6,549,000)
Interest expense – related party	(1,375,000)	-	-	(1,375,000)
Gain on debt forgiveness	2,000,000			2,000,000
Depreciation and amortization expense	(2,209,000)	-	-	(2,209,000)
Loss from investments	-	(1,243,000)	-	(1,243,000)
Income tax expense	-	-	(142,000)	(142,000)
Net loss	$(4,050,000)	$(1,243,000)	$(1,272,000)	$(6,565,000)
Total assets	$40,810,000	$541,000	$8,448,000	$49,799,000

As of and for the year	Hotel	Investment
ended June 30, 2021	Operations	Transactions	Other	Total
Revenues	$14,668,000	$-	$-	$14,668,000
Segment operating expenses	(17,911,000)	-	(796,000)	(18,707,000)
Segment loss	(3,243,000)	-	(796,000)	(4,039,000)
Interest expense – mortgage	(6,710,000)	-	-	(6,710,000)
Interest expense – related party	(572,000)	-	-	(572,000)
Gain on disposal of asset	12,000	-	-	12,000
Gain on debt forgiveness	4,719,000	-	-	4,719,000
Depreciation and amortization expense	(2,079,000)	-	-	(2,079,000)
Gain from investments	-	1,237,000	-	1,237,000
Income tax benefit	-	-	2,146,000	2,146,000
Net income (loss)	$(7,873,000)	$1,237,000	$1,350,000	$(5,286,000)
Total assets	$40,367,000	$3,556,000	$8,628,000	$52,551,000

NOTE 15 – RELATED PARTY TRANSACTIONS

As discussed in Note 9 – Related Party and Other Financing Transactions, upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. The maturity date was extended to July 31, 2023. As of June 30, 2022 and 2021, the balance of the loan was $14,200,000 and $6,650,000, respectively, and are included in the related party notes payable in the consolidated balance sheets.

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated between the Company and InterGroup based on management’s estimate of the pro rata utilization of resources. For the years ended June 30, 2022 and 2021, these expenses were approximately $144,000 and $96,000, respectively.

Four of the Company’s Directors serve as directors of InterGroup.

As Chairman of the Executive Strategic Real Estate and Securities Investment Committee and Chief Executive Officer (CEO), John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as President, Chief Executive Officer, and Chairman of InterGroup and oversees the investment activity of InterGroup. Effective June 2016, Mr. Winfield became the Managing Director of Justice. Depending on certain market conditions and various risk factors, the Chief Executive Officer and InterGroup may, at times, invest in the same companies in which the Company invests. Such investments align the interests of the Company with the interests of these related parties because it places the personal resources of the Chief Executive Officer and the resources of InterGroup at risk in substantially the same manner as the Company in connection with investment decisions made on behalf of the Company.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

Since the opening of the Hotel as a full brand Hilton in January 2006, it has incurred monthly royalties, program fees and information technology recapture charges equal to a percentage of the Hotel’s gross room revenue. Fees for such services during fiscal year 2022 and 2021 totaled approximately $2,107,000 and $703,000, respectively.

Hotel Employees

On February 3, 2017, Aimbridge assumed all labor union agreements and retained employees of their choice to continue providing services to the Hotel. As of June 30, 2022, approximately 86% of those employees were represented by one of three labor unions, and their terms of employment were determined under various collective bargaining agreements (“CBAs”) to which Aimbridge was a party. CBA for Local 2 (Hotel and Restaurant Employees) expired on August 13, 2022 and is currently under review. CBA for Local 856 (International Brotherhood of Teamsters) will expire on December 31, 2022. CBA for Local 39 (Stationary Engineers) will expire on July 31, 2024.

Negotiation of collective bargaining agreements, which includes not just terms and conditions of employment, but scope and coverage of employees, is a regular and expected course of business operations for the Company and Aimbridge. The Company expects and anticipates that the terms of conditions of CBAs will have an impact on wage and benefit costs, operating expenses, and certain hotel operations during the life of each CBA and incorporates these principles into its operating and budgetary practices.

Legal Matters

Portsmouth Square Inc., through its operating company Justice Investors Operating Co., a Delaware limited liability company (the “Company”), is the owner of the real property located at 750 Kearny Street in San Francisco, currently improved with a 27 – story building which houses a Hilton Hotel (the “Property”). The Property was improved pursuant to approvals granted by the City and County of San Francisco (the “City”) in 1970. Those approvals included a Major Encroachment Permit (“Permit”) by which the Company was authorized to construct an ornamental overhead pedestrian bridge across Kearny Street, connecting the Property to the City park and underground parking garage known as Portsmouth Square (the “Bridge”). The construction of the Bridge was a condition of the City’s approval of the construction of the hotel structure on the Property. Effective on May 24, 2022, the City has revoked the Permit and directed the Company to remove the Bridge at the Company’s expense, including construction management costs and traffic control. Pursuant to a letter dated June 13, 2022, the City’s Department of Public works has specifically directed the “removal of the unpermitted pedestrian bridge and all related physical encroachments in the public right-of-way and on City property” and the submission of a general bridge removal and restoration plan (the “Plan”). The Company disputes the legality of the purported revocation of the Permit. The Company further disputes any obligation to remove the Bridge at its expense. In particular, representatives of the Company have participated in meetings with the City since August 1, 2019, discussing a collaborative process for the possible removal of the Bridge. Until the recent revocation of the Permit, the City representatives have repeatedly and consistently agreed that the City will pay for the associated costs of any Bridge removal. Nevertheless, without waiving any rights, in an effort to understand all of the available options, and to provide a response to the City’s new directives, the Company has engaged a Project Manager, a structural engineering firm and an architect to advise on the process and for the development of a Plan for the Bridge removal, as well as the reconstruction of the front of the Hilton Hotel. The Plan is currently not expected to be completed until early in 2023. At this time, early estimates of the cost of the Plan exceed $2 million. The Company is currently considering its options with regard to filing litigation to invalidate the revocation of the Permit so as to preclude removal of the Bridge, and/or to compel the City to honor its commitment to pay for the removal of the Bridge.

The Company may be subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company will defend itself vigorously against any such claims. Management does not believe that the impact of such matters will have a material effect on the financial conditions or result of operations when resolved.

NOTE 17 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date that the accompanying financial statements were issued, and has determined that no material subsequent events exist through the date of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 31, 2022, the Audit Committee retained WithumSmith+Brown, PC (“Withum”) as the Company’s new independent registered public accounting firm upon the resignation of Moss Adams LLP (“Moss Adams”) in December 2021. For the fiscal years ended June 30, 2020 and 2021, and the interim periods up to the resignation date, Moss Adams’ reports on the financial statements did not contain an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles. Furthermore, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, nor auditing scope or procedure.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15€ or 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-K. Based upon such evaluation, management has concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

The internal control over financial reporting includes those policies and procedures that:

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

Management, including our Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2022.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2022:

Name	Position with the Company	Age	Term to Expire

John V. Winfield	Chairman of the Board and Chief Executive Officer (1)	75	Fiscal 2022 Annual Meeting

David C. Gonzalez	President	55	Fiscal 2022 Annual Meeting
	Advisor of Executive Strategic Real Estate and Securities Investment Committee (1)

Jerold R. Babin	Director	89	Fiscal 2022 Annual Meeting

John C. Love	Director (2)(3)(4)	82	Fiscal 2022 Annual Meeting

William J. Nance	Director (2)(3)	78	Fiscal 2022 Annual Meeting

Steve Grunwald	Director (1)(3)(4)	41	Fiscal 2022 Annual Meeting

Other Executive Officers:

Danfeng Xu	Treasurer, Controller (Principal Financial Officer), and Secretary. Ms. Xu resigned effective August 31, 2022	35	N/A

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

Danfeng Xu – Ms. Xu was appointed as Treasurer and Controller of the Company on October 16, 2017. Ms. Xu also serves as Treasurer and Controller of InterGroup, having been appointed to the position on October 16, 2017. On June 1, 2018, she was appointed Secretary of the Company and InterGroup. Prior to joining the Company, she had served as Controller and worked in other positions at the Hotel from July 2010 to February 2017. She obtained her Bachelor of Science degree in Business Administration, Accounting and Finance from The Ohio State University and her Master of Professional Accounting, with a concentration in Audit and Assurance from University of Washington. Ms. Xu resigned effective August 31, 2022.

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

Based solely on its review of the copies of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2022 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

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

Item 11. Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Company’s principal executive officer and other named executive officers of the Company whose total compensation exceeded $100,000 for all services rendered to the Company for each of the Company’s last two completed fiscal years ended June 30, 2022 and 2021. No stock awards, long-term compensation, options or stock appreciation rights were granted to any of the named executive officers during the last two fiscal years.

SUMMARY COMPENSATION TABLE

Annual Compensation
Name and	Fiscal				All Other
Principal Position	Year	Salary		Bonus	Compensation	Total

John V. Winfield	2022	$433,000	(1)	$-	$-	$433,000
Chairman and Chief Executive Officer	2021	$306,000	(1)	$-	$-	$306,000

David C. Gonzalez	2022	$173,000		$-	$-	$173,000
President	2021	$-		$-	$-	$-

(1) Amounts shown include $6,000 per year in regular Directors fees.

Portsmouth has no stock option plan or stock appreciation rights for its executive officers. The Company has no pension or long-term incentive plans. There are no employment contracts between Portsmouth and any executive officer, and there are no termination-of-employment or change-in-control arrangements.

Internal Revenue Code Limitations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provides that, in the case of a publicly held corporation, the corporation is not generally allowed to deduct remuneration paid to its chief executive officer and certain other highly compensated officers to the extent that such remuneration exceeds $1,000,000 for the taxable year. Certain remuneration, however, is not subject to disallowance, including compensation paid on a commission basis and, if certain requirements prescribed by the Code are satisfied, other performance-based compensation. Since InterGroup and Portsmouth are each a public company, the $1,000,000 limitation applies separately to the compensation paid by each entity. Stock option expenses are also amortized over several years. For fiscal years 2022 and 2021, no compensation paid by the Company to its CEO or other executive officers was subject the deduction disallowance prescribed by Section 162(m) of the Code.

DIRECTOR COMPENSATION

The following table provides information concerning compensation awarded to, earned by, or paid to the Company’s directors for the fiscal year ended June 30, 2022.

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

Outstanding Equity Awards at Fiscal Year End

The Company did not have any outstanding equity awards at the end of its fiscal year ended June 30, 2022 and has no equity compensation plans in effect.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 28, 2022, certain information with respect to the beneficial ownership of Common Stock owned by (i) those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock, (ii) each Director and Executive Officer, and (iii) all Directors and Executive Officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

John V. Winfield	18,641		2.5%
1516 S. Bundy Drive, Suite 200
Los Angeles, CA 90025

Jerold R. Babin	45,678	(3)	6.2%
243 28th Street
San Francisco, CA 94121

John C. Love	-		-
1516 S. Bundy Drive, Suite 200
Los Angeles, CA 90025

William J. Nance	-		-
1516 S. Bundy Drive, Suite 200
Los Angeles, CA 90025

Steve Grunwald	-		-
1516 S. Bundy Drive, Suite 200
Los Angeles, CA 90025

David C. Gonzalez	-		-
1516 S. Bundy Drive, Suite 200
Los Angeles, CA 90025

Danfeng Xu (5)	-		-
1516 S. Bundy Drive, Suite 200
Los Angeles, CA 90025

The InterGroup Corporation	550,418	(4)	75.0%
1516 S. Bundy Drive, Suite 200
Los Angeles, CA 90025

All of the above as a group	614,737		83.7%

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated based of 734,187 shares of Common Stock issued and outstanding as of September 28, 2022.

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

(5)Ms. Xu resigned effective August 31, 2022.

Security Ownership of Management in Parent Corporation.

As Chairman of the Board and a 67.8% beneficial shareholder of InterGroup, Mr. Winfield has voting and dispositive power over the shares owned of record and beneficially by InterGroup.

Changes in Control Arrangements.

There are no arrangements that may result in a change in control of Portsmouth.

Securities Authorized for Issuance Under Equity Compensation Plans.

Portsmouth has no securities authorized for issuance under any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of September 28, 2022, InterGroup and John V. Winfield owned 75.0% and 2.5% of the common stock of Portsmouth, respectively.

As discussed in Note 9 – Related Party and Other Financing Transactions, on July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000. Upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. As of June 30, 2022 and 2021, the balance of the loan was $14,200,000 and $6,650,000.

Under the terms of the Justice Partnership Agreement, its general partner, Portsmouth, received compensation of one percent of hotel revenue up until the dissolution of Justice in December 2021. During each of the fiscal years ended June 30, 2022 and 2021, total compensation earned by Portsmouth under the agreement was $130,000 and $146,000, respectively, and are eliminated in consolidation. Effective with the dissolution of the Partnership, the compensation to Portsmouth from the hotel was terminated.

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated among the Company and InterGroup based on management’s estimate of the pro rata utilization of resources. For the years ended June 30, 2022 and 2021, these expenses were approximately $144,000 and $96,000, respectively.

Four of the Company’s Directors serve as directors of InterGroup. The Company’s President serves as Vice President Real Estate of InterGroup. Director William Nance is a director and Chairman of the Audit Committee of Comstock Mining, Inc., since 2005.

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

Item 14. Principal Accounting Fees and Services.

On January 31, 2022, the Audit Committee retained WithumSmith+Brown, PC, PCAOB ID: 100 (“Withum”) as the Company’s new independent registered public accounting firm upon the resignation of Moss Adams LLP , Irvine CA, PCAOB ID: 659 (“Moss Adams”) in December 2021. The aggregate fees billed for each of the last two fiscal years ended June 30, 2022 and 2021 for professional services rendered by Withum and Moss Adams are set forth in the table below. These fees were billed for audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q reports, and services provided in connection with statutory and regulatory filings and engagements for those fiscal years.

	Fiscal Year
	2022	2021
Audit fees – Withum	$24,000	$-
Tax fees – Withum	3,000	-
Audit fees – Moss Adams	103,000	105,000
Tax fees – Moss Adams	10,000	11,000
Total	$140,000	$116,000

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

(a)(3) Exhibits

Set forth below is an index of applicable exhibits filed with this report according to exhibit table number.

Exhibit Number	Description

3.(i)	Bylaws (amended February 16, 2000) *

3.(ii)	Articles of Incorporation*

4.	Instruments defining the rights of security holders including indentures (See Articles of Incorporation and Bylaws) *

10.	Material Contracts:

10.3	Franchise License Agreement, dated December 10, 2004, between Justice Investors Limited Partnership and Hilton Hotels (incorporated by reference to Exhibit 10.10 of the Company’s amended report on Form 10-K/A for the fiscal year ended June 30, 2011, as filed with the Commission on August 24, 2012). *

10.5	Management Agreement, dated February 1, 2017, between Justice Operating Company, LLC and Aimbridge Management Company, LLC. (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K Report for the fiscal year ended June 30, 2017, as filed with the Commission on October 13, 2017). *

14.	Code of Ethics (filed herewith).

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PORTSMOUTH SQUARE, INC.
(Registrant)

Date:	September 28, 2022	by	/s/ John V. Winfield
John V. Winfield,
Chairman of the Board and
Chief Executive Officer

Date:	September 28, 2022	by	/s/ David C. Gonzalez
David C. Gonzalez, President and Interim Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title and Position	Date

/s/ John V Winfield	Chief Executive Officer and Chairman	September 28, 2022
John V. Winfield	of the Board (Principal Executive Officer)

/s/ David C. Gonzalez	President, Advisor of Executive Strategic	September 28, 2022
David C. Gonzalez	Real Estate and Securities Investment Committee (Interim Principal Financial Officer)

/s/ Jerold R. Babin	Director	September 28, 2022
Jerold R. Babin

/s/ John C. Love	Director	September 28, 2022
John C. Love

/s/ William J. Nance	Director	September 28, 2022
William J. Nance

/s/ Steve Grunwald	Director	September28, 2022
Steve Grunwald

