Form 10-Q
period 2022-09-30
PORTSMOUTH SQUARE INC
filed 2022-11-14
CIK 79661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The number of shares outstanding of registrant’s Common Stock, as of November 4, 2022 was 734,187.

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NONE	NONE	NONE

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of	September 30, 2022
	(unaudited)	June 30, 2022
ASSETS
Investment in hotel, net	$32,235,000	$31,230,000
Investment in marketable securities	295,000	541,000
Cash and cash equivalents	2,643,000	2,662,000
Restricted cash	6,274,000	6,226,000
Accounts receivable, net	251,000	377,000
Other assets, net	513,000	852,000
Deferred tax assets	7,914,000	7,911,000

Total assets	$50,125,000	$49,799,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities	$9,523,000	$8,725,000
Accounts payable to related party	5,215,000	4,908,000
Due to securities broker	-	130,000
Related party notes payable	17,579,000	17,721,000
Mortgage notes payable, net	108,249,000	108,747,000

Total liabilities	140,566,000	140,231,000

Shareholders’ deficit:
Common stock, no par value: Authorized shares - 750,000; 734,187 shares issued and outstanding shares as of September 30, 2022 and June 30, 2022, respectively	2,092,000	2,092,000
Accumulated deficit	(92,533,000)	(92,524,000)
Total shareholders’ deficit	(90,441,000)	(90,432,000)

Total liabilities and shareholders’ deficit	$50,125,000	$49,799,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

For the three months ended September 30,	2022	2021

Revenue - Hotel	$12,310,000	$6,805,000

Costs and operating expenses
Hotel operating expenses	(9,306,000)	(6,333,000)
Hotel depreciation and amortization expense	(627,000)	(529,000)
General and administrative expense	(309,000)	(328,000)

Total costs and operating expenses	(10,242,000)	(7,190,000)

Income (loss) from operations	2,068,000	(385,000)

Other income (expense)
Interest expense - mortgage	(1,632,000)	(1,661,000)
Interest expense - related party	(430,000)	(237,000)
Net loss on marketable securities	(10,000)	(268,000)
Net loss on marketable securities - Comstock	-	(177,000)
Dividend and interest income	26,000	34,000
Trading and margin interest expense	(34,000)	(56,000)

Total other expense, net	(2,080,000)	(2,365,000)

Loss before income taxes	(12,000)	(2,750,000)
Income tax benefit	3,000	775,000

Net Loss	$(9,000)	$(1,975,000)

Basic and diluted net loss per share	$(0.01)	$(2.69)

Weighted average number of common shares outstanding - basic and diluted	734,187	734,187

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited)

				Portsmouth		Total
	Common Stock		Accumulated	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Deficit	Deficit	Interest	Deficit

Balance at July 1, 2022	734,187	$2,092,000	$(92,524,000)	$(90,432,000)	$-	$(90,432,000)

Net loss	-	-	(9,000)	(9,000)	-	(9,000)

Balance at September 30, 2022	734,187	$2,092,000	$(92,533,000)	$(90,441,000)	$-	$(90,441,000)

				Portsmouth		Total
	Common Stock		Accumulated	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Deficit	Deficit	Interest	Deficit

Balance at July 1, 2021	734,187	$2,092,000	$(84,960,000)	$(82,868,000)	$(655,000)	$(83,523,000)

Net loss	-	-	(1,975,000)	(1,975,000)	-	(1,975,000)

Reclassify noncontrolling interest due to purchase of Partnership interest	-	-	(999,000)	(999,000)	999,000	-

Purchase of Partnership interest	-	-	-	-	(344,000)	(344,000)

Balance at September 30, 2021	734,187	$2,092,000	$(87,934,000)	$(85,842,000)	$-	$(85,842,000)

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENDSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

For the three months ended September 30,	2022	2021
Cash flows from operating activities:
Net loss	$(9,000)	$(1,975,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net unrealized (gain) loss on marketable securities	(90,000)	401,000
Deferred taxes	(3,000)	(775,000)
Depreciation and amortization	546,000	459,000
Changes in operating assets and liabilities:
Investment in marketable securities	336,000	630,000
Accounts receivable	126,000	(21,000)
Other assets	339,000	92,000
Accounts payable and other liabilities	851,000	1,434,000
Accounts payable related party	307,000	203,000
Due to securities broker	(130,000)	(545,000)
Obligations for securities sold	-	54,000
Net cash provided by (used in) operating activities	2,273,000	(43,000)

Cash flows from investing activities:
Payments for hotel furniture, equipment and building improvements	(1,632,000)	(240,000)
Investment in Partnership interest	-	(344,000)
Net cash used in investing activities	(1,632,000)	(584,000)

Cash flows from financing activities:
Proceeds from related party note payable	-	1,500,000
Issuance cost from refinance of related party loan	-	(50,000)
Payments of mortgage notes payable	(612,000)	(510,000)
Net cash provided by (used in) financing activities	(612,000)	940,000

Net increase in cash, cash equivalents, and restricted cash	29,000	313,000
Cash, cash equivalents, and restricted cash at the beginning of the period	8,888,000	8,532,000
Cash, cash equivalents, and restricted cash at the end of the period	$8,917,000	$8,845,000

Supplemental information:
Interest paid	$2,061,000	$1,677,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements included herein have been prepared by Portsmouth Square, Inc. (“Portsmouth” or the “Company”), according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of Portsmouth and the notes therein included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022. The June 30, 2022 condensed consolidated balance sheet was derived from the consolidated balance sheet as included in the Company’s Form 10-K for the year ended June 30, 2022.

The condensed consolidated financial statements include the accounts of our wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended September 30, 2022 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2023.

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

Operating entered into a hotel management agreement (“HMA”) with Aimbridge Hospitality (“Aimbridge”) to manage the Hotel, along with its five level parking garage, with an effective date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the February 3, 2017 date and automatically renews for successive one (1) year periods, not to exceed five years in the aggregate, subject to certain conditions. Under the terms on the HMA, base management fee payable to Aimbridge shall be one and seven-tenths percent (1.70%) of total Hotel revenue.

As of September 30, 2022, The InterGroup Corporation (“InterGroup”), a public company, owns approximately 75.0% of the outstanding common shares of Portsmouth and the Company’s Chairman of the Board and Chief Executive Officer, John V. Winfield, owns approximately 2.5% of the outstanding common shares of the Company. Mr. Winfield also serves as the President, Chairman of the Board and Chief Executive Officer of InterGroup and owns approximately 68% of the outstanding common shares of InterGroup as of September 30, 2022.

There have been no material changes to the Company’s significant accounting policies during the three months ended September 30, 2022. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2022 for a summary of the significant accounting policies. Certain prior year amounts have been reclassified for consistency with the current period presentation on the condensed consolidated balance sheet. Finance leases of $130,000 and $183,000 as of September 30, 2022 and June 30, 2022, respectively, and accounts payable - Hotel of $9,202,000 and $8,307,000 as of September 30, 2022 and June 30, 2022, respectively, were reclassified to Accounts Payable and Other Liabilities. These reclassifications had no effect on the reported results of operations and financial position.

Recently Issued and Adopted Accounting Pronouncements

As of September 30, 2022, management does not expect a material impact from recently issued accounting pronouncements yet to be adopted, on the Company’s condensed consolidated financial statements.

NOTE 2 - LIQUIDITY

Historically, our cash flows have been primarily generated from our Hotel operations. However, the responses by federal, state, and local civil authorities to the COVID-19 pandemic continues to have a material detrimental impact on our liquidity. For the three months ended September 30, 2022 our net cash provided by operating activities was $2,273,000. We have taken several steps to preserve capital and increase liquidity at our Hotel, including implementing strict cost management measures to eliminate non-essential expenses, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets. As the hospitality and travel environment continues to recover, we will continue to evaluate what services we bring back. During the three months ended September 30, 2022, the Company continued to make capital improvements to the hotel in the amount of $1,632,000 and anticipates continuing its guest room upgrade program during the remaining of fiscal year 2023.

The Company had cash and cash equivalents of $2,643,000 and $2,662,000 as of September 30, 2022 and June 30, 2022, respectively. The Company had restricted cash of $6,274,000 and $6,226,000 as of September 30, 2022 and June 30, 2022, respectively. The Company had marketable securities, net of margin due to securities brokers, of $295,000 and $411,000 as of September 30, 2022 and June 30, 2022, respectively. These marketable securities are short-term investments and liquid in nature.

On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000 and extended the maturity date of the loan to July 31, 2021. As of the date of this report, the maturity date was extended to July 31, 2023. Upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. During the fiscal year ending June 30, 2022, InterGroup advanced $7,550,000 to the Hotel, bringing the total amount due to InterGroup to $14,200,000 as of June 30, 2022 and September 30, 2022. During the three months ended September 30, 2022, the Company did not need any additional funding and does not anticipate any need for funding from InterGroup in the near future. As of September 30, 2022, the Company has not made any paid-downs to its note payable to InterGroup. The Company could amend its by-laws and increase the number of authorized shares to issue additional shares to raise capital in the public markets if needed.

The Company’s known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including management and franchise fees, corporate expenses, payroll and related costs, taxes, interest and principal payments on our outstanding indebtedness, and repairs and maintenance of the Hotel.

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

The following table provides a summary as of September 30, 2022, the Company’s material financial obligations which also including interest payments:

		9 Months	Year	Year	Year	Year
	Total	2023	2024	2025	2026	2027	Thereafter
Mortgage notes payable	$108,554,000	$1,315,000	$107,239,000	$-	$-	$-	$-
Related party notes payable	17,579,000	425,000	14,767,000	567,000	567,000	463,000	790,000
Interest	8,408,000	5,341,000	3,067,000	-	-	-	-
Total	$134,541,000	$7,081,000	$125,073,000	$567,000	$567,000	$463,000	$790,000

NOTE 3 – REVENUE

The following table present our revenues disaggregated by revenue streams.

For the three months ended September 30,	2022	2021
Hotel revenues:
Hotel rooms	$10,802,000	$5,562,000
Food and beverage	535,000	266,000
Garage	822,000	907,000
Other operating departments	151,000	70,000
Total hotel revenue	$12,310,000	$6,805,000

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

● Non-cancelable room reservations and banquet or conference reservations represent a series of distinct goods or services provided over time and satisfied as each distinct good or service is provided, which is reflected by the duration of the room reservation.

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

Contract assets and liabilities

We do not have any material contract assets as of September 30, 2022 and June 30, 2022, other than trade and other receivables, net on our condensed consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities on our consolidated balance sheets and had a balance of $493,000 at July 1, 2022. During the three months ended September 30, 2022, the entire $493,000 was recognized as revenue and $148,000 was recognized during the three months ended September 30, 2021. Contract liabilities increased to $1,061,000 as of September 30, 2022 from $493,000 as of June 30, 2022. The increased for the three months ended September 30, 2022 was primarily driven by advance deposits received from customers for services to be performed after September 30, 2022.

Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers are less than one year.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
September 30, 2022	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Finance lease ROU assets	1,805,000	(1,002,000)	803,000
Furniture and equipment	34,492,000	(28,793,000)	5,699,000
Building and improvements	56,274,000	(31,665,000)	24,609,000
Investment in Hotel, net	$93,695,000	$(61,460,000)	$32,235,000

		Accumulated	Net Book
June 30, 2022	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Finance lease ROU assets	1,805,000	(922,000)	883,000
Furniture and equipment	32,860,000	(28,567,000)	4,293,000
Building and improvements	56,274,000	(31,344,000)	24,930,000
Investment in Hotel, net	$92,063,000	$(60,833,000)	$31,230,000

Finance lease ROU assets, furniture and equipment are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 3 to 7 years and amortized over the life of the lease. Building and improvements are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 15 to 39 years. Depreciation expense for the three months ended September 30, 2022 and 2021 are $627,000 and $529,000, respectively.

NOTE 5 - INVESTMENT IN MARKETABLE SECURITIES, NET

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

As of September 30, 2022, and June 30, 2022, all the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Fair Value

As of September 30, 2022
Corporate
Equities	$307,000	$61,000	$(73,000)	$(12,000)	$295,000

As of June 30, 2022
Corporate
Equities	$643,000	$42,000	$(144,000)	$(102,000)	$541,000

As of September 30, 2022, and June 30, 2022, the Company had $22,000 and $73,000, respectively, of unrealized losses related to securities held for over one year.

Net losses on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of net gains (losses) on marketable securities for the three months ended September 30, 2022 and 2021, respectively:

For the three months ended September 30,	2022	2021
Realized loss on marketable securities, net	$(100,000)	$(5,000)
Realized loss on marketable securities related to Comstock	-	(40,000)
Unrealized gain (loss) on marketable securities, net	90,000	(263,000)
Unrealized loss on marketable securities related to Comstock	-	(137,000)
Net loss on marketable securities	$(10,000)	$(445,000)

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

	September 30, 2022	June 30, 2022
As of	Total - Level 1	Total - Level 1
Assets:
Investment in marketable securities:
REITs and real estate companies	$181,000	$162,000
Communication services	93,000	355,000
Utilities	11,000	5,000
Basic materials	9,000	18,000
Technology	1,000	1,000
	$295,000	$541,000

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

NOTE 7 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows:

	September 30,	June 30,
As of	2022	2022
Cash and cash equivalents	$2,643,000	$2,662,000
Restricted cash	6,274,000	6,226,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$8,917,000	$8,888,000

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

Information below represents reporting segments for the three months ended September 30, 2022 and 2021, respectively. Operating income from Hotel operations consists of the operation of the hotel and operation of the garage. Loss from investment transactions consist of net investment gain (loss), dividend and interest income and trading and margin interest expense. The other segment consists of corporate general and administrative expenses and the income tax benefit for the entire Company.

For the three months	Hotel	Investment
ended September 30, 2022	Operations	Transactions	Corporate	Total
Revenues	$12,310,000	$-	$-	$12,310,000
Segment operating expenses	(9,306,000)	-	(309,000)	(9,615,000)
Segment income (loss)	3,004,000	-	(309,000)	2,695,000
Interest expense - mortgage	(1,632,000)	-	-	(1,632,000)
Interest expense - related party	(430,000)	-	-	(430,000)
Depreciation and amortization expense	(627,000)	-	-	(627,000)
Loss from investments	-	(18,000)	-	(18,000)
Income tax benefit	-	-	3,000	3,000
Net income (loss)	$315,000	$(18,000)	$(306,000)	$(9,000)
Total assets	$41,514,000	$295,000	$8,316,000	$50,125,000

As of and for the three months	Hotel	Investment
ended September 30, 2021	Operations	Transactions	Corporate	Total
Revenues	$6,805,000	$-	$-	$6,805,000
Segment operating expenses	(6,333,000)	-	(328,000)	(6,661,000)
Segment income (loss)	472,000	-	(328,000)	144,000
Interest expense - mortgage	(1,661,000)	-	-	(1,661,000)
Interest expense - related party	(237,000)	-	-	(237,000)
Depreciation and amortization expense	(529,000)	-	-	(529,000)
Loss from investments	-	(467,000)	-	(467,000)
Income tax benefit	-	-	775,000	775,000
Net income (loss)	$(1,955,000)	$(467,000)	$447,000	$(1,975,000)
Total assets	$40,704,000	$2,525,000	$9,020,000	$52,249,000

NOTE 9 - RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of related party and other notes payable as of September 30, 2022 and June 30, 2022, respectively.

As of	September 30, 2022	June 30, 2022
Note payable - InterGroup	$14,200,000	$14,200,000
Note payable - Hilton	2,296,000	2,375,000
Note payable - Aimbridge	1,083,000	1,146,000
Total related party and other notes payable	$17,579,000	$17,721,000

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 31, 2023. On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000. Upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. In December 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. As of September 30, 2022 and June 30, 2022, the balance of the loan was $14,200,000.

Note payable to Hilton (Franchisor) is a self-exhausting, interest free development incentive note which is reduced by approximately $317,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton.

On February 1, 2017, Operating entered into an HMA with Ambridge to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Ambridge to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second anniversary of the takeover date. During the first quarter of fiscal year 2021, the Hotel obtained approval from Ambridge to use the key money for hotel operations and the funds were exhausted by December 31, 2020. The unamortized portion of $1,083,000 and $1,146,000 of the key money is included in the related party notes payable in the consolidated balance sheets as of September 30, 2022 and June 30, 2022, respectively.

Future minimum principal payments for all related party and other financing transactions are as follows:

For the year ending June 30,
2023	$425,000
2024	14,767,000
2025	567,000
2026	567,000
2027	463,000
Thereafter	790,000
$17,579,000

As of September 30, 2022 and June 30, 2022, the Company had accounts payable to related party of $5,215,000 and $4,908,000, respectively. These are amounts due to InterGroup and represent accrued interests and certain shared costs and expenses, primarily general and administrative expenses, rent, insurance, and other expenses.

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December 2013. The mortgage loan is secured by the Company’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due through January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period through its maturity date of January 2024. Outstanding principal balance on the loan was $88,554,000 and $89,114,000 as of September 30, 2022 and June 30, 2022, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by Portsmouth in favor of the mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan had an interest rate of 9.75% per annum and a maturity date of January 1, 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender. On July 31, 2019, Mezzanine refinanced the mezzanine loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan which had a 9.75% per annum interest rate was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly.

Effective May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain certain net worth and liquidity. As of September 30, 2022, InterGroup is in compliance with both requirements. However, due to the Hotel’s ongoing recovery from the negative impact of Covid19 in the Hotel’s cash flow, Justice Operating Company, LLC have not been meeting certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lockbox by the Lender for all cash collected by the Hotel. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR.

The Company’s Board of Directors is currently comprised of directors John V. Winfield, William J. Nance, John C. Love, and Steve Grunwald. Director Jerold R. Babin, 90, passed away on October 20, 2022 and was replaced by Yvonne Murphy. All the Company’s directors also serve as directors of InterGroup. The Company’s director and Chairman of the Audit Committee, William J. Nance, serves as Comstock’s director and Chairman of the Audit and Finance, Compensation and Nominating and Governance Committees of Comstock.

John V. Winfield serves as Chief Executive Officer and Chairman of the Company and InterGroup. Effective June 2016, Mr. Winfield became the Managing Director of Justice until its dissolution in December 2021. Depending on certain market conditions and various risk factors, the Chief Executive Officer and InterGroup may, at times, invest in the same companies in which the Company invests. The Company encourages such investments because it places personal resources of the Chief Executive Officer and the resources of InterGroup, at risk in connection with investment decisions made on behalf of the Company.

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

NOTE 10 – ACCOUNTS PAYABLE AND OTHER LIABILITIES

The following summarizes the balances of accounts payable and other liabilities as of September 30, 2022 and June 30, 2022, respectively.

As of	September 30, 2022	June 30, 2022

Trade payable	$2,262,000	$2,841,000
Advance deposits	1,061,000	493,000
Property tax payable	504,000	-
Payroll and related accruals	2,433,000	2,223,000
Mortgage interest payable	-	513,000
Withholding and other taxes payable	1,025,000	920,000
Security deposit	52,000	52,000
Finance leases	130,000	183,000
Other payables	2,056,000	1,500,000
Total accounts payable and other liabilities	$9,523,000	$8,725,000

NOTE 11 – SUBSEQUENT EVENTS

On October 20, 2022, Director Jerold R. Babin passed away. Mr. Babin was not a member of any Board of Directors committee. Yvonne Murphy replaced Mr. Babin and was elected unanimously by the Company’s Board of Directors until the next annual meeting.

The Company evaluated subsequent events through the date that the accompanying financial statements were issued, and has determined that no material subsequent events exist through the date of this filing, other than as described above.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the impact to our business and financial condition, and measures being taken in response to the novel strain of coronavirus and the disease it causes (“COVID-19”), the effects of competition and the effects of future legislation or regulations and other non-historical statements. Forward-looking statements include all statements that are not historical facts, and in some cases, can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events.

Such statements are subject to certain risks and uncertainties. These risks and uncertainties include, but are not limited to, the following: national and worldwide economic conditions, including the impact of recessionary conditions on tourism, travel and the lodging industry; the impact of terrorism and war on the national and international economies, including tourism, securities markets, energy and fuel costs; natural disasters; general economic conditions and competition in the hotel industry in the San Francisco area; seasonality, labor relations and labor disruptions; actual and threatened pandemics such as swine flu or the outbreak of COVID-19 or similar outbreaks; the ability to obtain financing at favorable interest rates and terms; securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022. These risks and uncertainties could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

COVID19 UPDATE

The novel strain of coronavirus and the disease it causes (“COVID-19”) have continued to affect the hospitality industry and our business. Beginning in March 2020, travel restrictions and mandated closings of non-essential businesses were imposed, which resulted in temporary suspensions of operations in many hotels in San Francisco, however, the Company did not suspend operations and did not close the hotel. As vaccination rates across the country increased and COVID-19 related restrictions were eased or removed, we saw an increase in travel and hospitality spending beginning in the second calendar quarter of 2021. During the second quarter of calendar year 2022, we continued to witness robust leisure demand and an acceleration in group and business transient demand. However, the potential for an economic slowdown or a recession during the second half of 2022 may disrupt the positive momentum at the Company’s hotel and our industry.

We believe the distribution of the COVID-19 vaccine during 2021 drove the improvement in traveler sentiment we experienced and resulted in an improvement in occupancy, Average Daily Rate (“ADR”) and Revenue per Available Room (“RevPAR”) during 2021. If additional virus variants emerge causing re-imposed widespread travel restrictions, the hospitality industry will be negatively affected. While there can be no assurances that the Company will not experience further fluctuations in hotel revenues or earnings due to the uncertainty of COVID-19 and other macroeconomic factors, such as inflation, increases in interest rates, potential economic slowdown or a recession and geopolitical conflicts, we expect to continue to recover through the remainder of fiscal year 2023 based on current demand trends.

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

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The Company had net loss of $9,000 for the three months ended September 30, 2022 compared to net loss of $1,975,000 for the three months ended September 30, 2021. The decrease is primarily attributable to the increase in Hotel revenue, offset by operating expenses.

Hotel Operations

The Company had net income from Hotel operations of $315,000 for the three months ended September 30, 2022 compared to net loss of $1,955,000 for the three months ended September 30, 2021. The change is primarily attributable to increase in Hotel revenue.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended September 30, 2022 and 2021.

For the three months ended September 30,	2022	2021
Hotel revenues:
Hotel rooms	$10,803,000	$5,562,000
Food and beverage	535,000	266,000
Garage	822,000	907,000
Other operating departments	150,000	70,000
Total hotel revenues	12,310,000	6,805,000
Operating expenses excluding depreciation and amortization	(9,306,000)	(6,333,000)
Operating income before interest, depreciation and amortization	3,004,000	472,000
Interest expense	(2,062,000)	(1,898,000)
Depreciation and amortization expense	(627,000)	(529,000)
Net income (loss) from Hotel operations	$315,000	$(1,955,000)

For the three months ended September 30, 2022, the Hotel had operating income of $3,004,000 before interest expense, depreciation, and amortization on total operating revenues of $12,310,000 compared to operating income of $472,000 before interest expense, depreciation, and amortization on total operating revenues of $6,805,000 for the three months ended September 30, 2021.

For the three months ended September 30, 2022, room revenues increased by $5,241,000, food and beverage revenue increased by $269,000 and garage decreased by $85,000 due to less people driving into the City and taking public transportation as the COVID-19 pandemic subsided and restrictions were lifted, compared to the three months ended September 30, 2021. The year over year increase in all the revenue sources except for garage revenues are as a result of the recovery from the business interruption attributable to a variety of responses by federal, state, and local civil authority to the COVID-19 outbreak since March 2020. Total operating expenses increased by $2,973,000 due to increase in salaries and wages, commission, credit card fees, management fees, and franchise fees.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the three months ended September 30, 2022 and 2021.

Three Months Ended September 30,	Average Daily Rate	Average Occupancy %	RevPAR

2022	$230	94%	$216
2021	$141	79%	$111

The Hotel’s revenues increased by 81% this quarter as compared to the previous comparable quarter. Average daily rate increased by $89, average occupancy increased by 15%, and RevPAR increased by $105 for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Investment Transactions

The Company had a net loss on marketable securities of $10,000 for the three months ended September 30, 2022 compared to a net loss on marketable securities of $445,000 for the three months ended September 30, 2021. For the three months ended September 30, 2022, the Company had a net realized loss of $100,000 and a net unrealized gain of $90,000. For the three months ended September 30, 2021, the Company had a net realized loss of $45,000 and a net unrealized loss of $400,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company consolidated Justice (“Hotel”) for financial reporting purposes and was not taxed on its non-controlling interest in the Hotel. However, effective July 15, 2021, the Company become the owner of 100% of Justice and will include all the Hotel’s income and expense accounts into its income taxes calculations going forward. The income tax benefit during the three months ended September 30, 2022 and 2021 represent the income tax effect on the Company’s pretax loss which includes the operations of the Hotel.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of September 30, 2022 and June 30, 2022 by selected industry groups.

		% of Total
As of September 30, 2022		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$181,000	61.4%
Communication services	93,000	31.5%
Utilities	11,000	3.7%
Basic materials	9,000	3.1%
Energy	1,000	0.3%
	$295,000	100.0%

		% of Total
As of June 30, 2022		Investment
Industry Group	Fair Value	Securities

Communication services	$355,000	65.6%
REITs and real estate companies	162,000	29.9%
Basic materials	18,000	3.3%
Utilities	5,000	0.9%
Technology	1,000	0.3%
	$541,000	100.0%

As of September 30, 2022, the Company’s investment portfolio includes five equity positions. The Company holds two equity securities that are more than 10% of the equity value of the portfolio. The largest security position represents 61% of the portfolio and consists of the common stock of American Realty Investors, Inc. (NYSE: ARL) and is included in REITS and real estate companies industry group.

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

The following table shows the net loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended September 30,	2022	2021
Net loss on marketable securities	$(10,000)	$(445,000)
Dividend and interest income	26,000	34,000
Margin interest expense	(6,000)	(16,000)
Trading and management expenses	(28,000)	(40,000)
	$(18,000)	$(467,000)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL SOURCES

The Company had cash, cash equivalents and restricted cash of $8,917,000 and $8,888,000 as of September 30, 2022 and June 30, 2022, respectively. The Company had marketable securities, net of margin due to securities brokers, of $295,000 and $411,000 as of September 30, 2022 and June 30, 2022, respectively. These marketable securities are short-term investments and liquid in nature.

On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000 and extended the maturity date of the loan to July 31, 2021. The maturity date was extended to July 31, 2023. Upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. During the fiscal year ending June 30, 2022, InterGroup advanced $7,550,000 to the Hotel, bringing the total amount due to InterGroup to $14,200,000 as of June 30, 2022. During the three months ended September 30, 2022, the Company did not need any additional funding and does not anticipate any need for funding from InterGroup in the near future. The Company could amend its by-laws and increase the number of authorized shares to issue additional shares to raise capital in the public markets if needed.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of September 30, 2022, the Company’s material financial obligations which also including interest payments:

		9 Months	Year	Year	Year	Year
	Total	2023	2024	2025	2026	2027	Thereafter
Mortgage notes payable	$108,554,000	$1,315,000	$107,239,000	$-	$-	$-	$-
Related party notes payable	17,579,000	425,000	14,767,000	567,000	567,000	463,000	790,000
Interest	8,408,000	5,341,000	3,067,000	-	-	-	-
Total	$134,541,000	$7,081,000	$125,073,000	$567,000	$567,000	$463,000	$790,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the portrayal of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an ongoing basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the nine months ended September 30, 2022.

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

PART II

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Portsmouth Square Inc., through its operating company Justice Investors Operating Co., a Delaware limited liability company (the “Company”), is the owner of the real property located at 750 Kearny Street in San Francisco, currently improved with a 27 – story building which houses a Hilton Hotel (the “Property”). The Property was improved pursuant to approvals granted by the City and County of San Francisco (the “City”) in 1970. Those approvals included a Major Encroachment Permit (“Permit”) by which the Company was authorized to construct an ornamental overhead pedestrian bridge across Kearny Street, connecting the Property to the City park and underground parking garage known as Portsmouth Square (the “Bridge”). The construction of the Bridge was a condition of the City’s approval of the construction of the hotel structure on the Property. Effective on May 24, 2022, the City has revoked the Permit and directed the Company to remove the Bridge at the Company’s expense, including construction management costs and traffic control. Pursuant to a letter dated June 13, 2022, the City’s Department of Public works has specifically directed the “removal of the unpermitted pedestrian bridge and all related physical encroachments in the public right-of-way and on City property” and the submission of a general bridge removal and restoration plan (the “Plan”). The Company disputes the legality of the purported revocation of the Permit. The Company further disputes any obligation to remove the Bridge at its expense. In particular, representatives of the Company have participated in meetings with the City since August 1, 2019, discussing a collaborative process for the possible removal of the Bridge. Until the recent revocation of the Permit, the City representatives have repeatedly and consistently agreed that the City will pay for the associated costs of any Bridge removal. Nevertheless, without waiving any rights, in an effort to understand all of the available options, and to provide a response to the City’s new directives, the Company has engaged a Project Manager, a structural engineering firm and an architect to advise on the process and for the development of a Plan for the Bridge removal, as well as the reconstruction of the front of the Hilton Hotel. The Plan is currently not expected to be completed until early in 2023. At this time, early estimates of the cost of the Plan exceed $2 million. The Company is currently considering its options with regard to filing litigation to invalidate the revocation of the Permit so as to preclude removal of the Bridge, and/or to compel the City to honor its commitment to pay for the removal of the Bridge. The Company is continuing to prepare its case and the progress is ongoing as of September 30, 2022.

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

PORTSMOUTH SQUARE, INC.
(Registrant)

Date: November 11, 2022	by	/s/ John V. Winfield
John V. Winfield
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: November 11, 2022	by	/s/ David C. Gonzalez
David C. Gonzalez
President
(Interim Principal Financial Officer)

- 24 -