Form 10-Q
period 2022-12-31
PORTSMOUTH SQUARE INC
filed 2023-02-09
CIK 79661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

The number of shares outstanding of registrant’s Common Stock, as of February 6, 2023 was 734,187.

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NONE	NONE	NONE

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of	December 31, 2022	June 30, 2022
	(unaudited)
ASSETS
Investment in hotel, net	$32,650,000	$31,230,000
Investment in marketable securities	302,000	541,000
Cash and cash equivalents	1,236,000	2,662,000
Restricted cash	4,784,000	6,226,000
Accounts receivable, net	324,000	377,000
Other assets, net	1,798,000	852,000
Deferred tax assets, net	7,911,000	7,911,000
Total assets	$49,005,000	$49,799,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities	$10,029,000	$8,725,000
Accounts payable to related party	5,409,000	4,908,000
Due to securities broker	-	130,000
Related party notes payable	17,438,000	17,721,000
Mortgage notes payable, net	107,890,000	108,747,000
Total liabilities	140,766,000	140,231,000

Shareholders’ deficit:
Common stock, no par value: Authorized shares - 750,000; 734,187 shares issued and outstanding shares as of December 31, 2022 and June 30, 2022, respectively	2,092,000	2,092,000
Accumulated deficit	(93,853,000)	(92,524,000)
Total shareholders’ deficit	(91,761,000)	(90,432,000)

Total liabilities and shareholders’ deficit	$49,005,000	$49,799,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the three months ended December 31,	2022	2021

Revenue - Hotel	$9,892,000	$6,348,000

Costs and operating expenses
Hotel operating expenses	(8,726,000)	(6,479,000)
Hotel depreciation and amortization expense	(635,000)	(514,000)
General and administrative expense	(517,000)	(282,000)

Total costs and operating expenses	(9,878,000)	(7,275,000)

Income (Loss) from operations	14,000	(927,000)

Other income (expense)
Interest expense - mortgage	(1,655,000)	(1,654,000)
Interest expense - related party	(429,000)	(303,000)
Net gain on marketable securities	107,000	1,467,000
Net loss on marketable securities - Comstock	-	(1,879,000)
Gain on debt extinguishment	-	2,000,000
Impairment loss on other investments	-	(20,000)
Dividend and interest income	6,000	30,000
Trading and margin interest expense	(81,000)	(52,000)

Total other expense, net	(2,052,000)	(411,000)

Loss before income taxes	(2,038,000)	(1,338,000)
Income tax benefit	718,000	378,000

Net Loss	$(1,320,000)	$(960,000)

Basic and diluted net loss per share	$(1.80)	$(1.31)

Weighted average number of common shares outstanding - basic and diluted	734,187	734,187

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the six months ended December 31,	2022	2021

Revenue - Hotel	$22,202,000	$13,153,000

Costs and operating expenses
Hotel operating expenses	(18,032,000)	(12,812,000)
Hotel depreciation and amortization expense	(1,262,000)	(1,043,000)
General and administrative expense	(826,000)	(610,000)

Total costs and operating expenses	(20,120,000)	(14,465,000)

Income (Loss) from operations	2,082,000	(1,312,000)

Other income (expense)
Interest expense - mortgage	(3,287,000)	(3,315,000)
Interest expense - related party	(859,000)	(540,000)
Net gain on marketable securities	97,000	1,199,000
Net loss on marketable securities - Comstock	-	(2,056,000)
Gain on debt extinguishment	-	2,000,000
Impairment loss on other investments	-	(20,000)
Dividend and interest income	32,000	64,000
Trading and margin interest expense	(115,000)	(108,000)

Total other expense, net	(4,132,000)	(2,776,000)

Loss before income taxes	(2,050,000)	(4,088,000)
Income tax benefit	721,000	1,153,000

Net Loss	$(1,329,000)	$(2,935,000)

Basic and diluted net loss per share	$(1.81)	$(4.00)

Weighted average number of common shares outstanding-basic and diluted	734,187	734,187

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

			Total	Total
	Common Stock		Accumulated	Shareholders’
	Shares	Amount	Deficit	Deficit

Balance at July 1, 2022	734,187	$2,092,000	$(92,524,000)	$(90,432,000)

Net loss	-	-	(9,000)	(9,000)

Balance at September 30, 2022	734,187	2,092,000	(92,533,000)	(90,441,000)

Net loss	-	-	(1,320,000)	(1,320,000)

Balance at December 31, 2022	734,187	$2,092,000	$(93,853,000)	$(91,761,000)

				Total
				Portsmouth		Total
	Common Stock		Accumulated	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Deficit	Deficit	Interest	Deficit

Balance at July 1, 2021	734,187	$2,092,000	$(84,960,000)	$(82,868,000)	$(655,000)	$(83,523,000)

Net loss	-	-	(1,975,000)	(1,975,000)	-	(1,975,000)

Purchase of Partnership interest	-	-	-	-	(344,000)	(344,000)

Reclassify noncontrolling interest due to purchase of Partnership interest	-	-	(999,000)	(999,000)	999,000	-

Balance at September 30, 2021	734,187	2,092,000	(87,934,000)	(85,842,000)	-	(85,842,000)

Net loss	-	-	(960,000)	(960,000)	-	(960,000)

Balance at December 31, 2021	734,187	$2,092,000	$(88,894,000)	$(86,802,000)	$-	$(86,802,000)

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENDSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the six months ended December 31,	2022	2021
Cash flows from operating activities:
Net loss	$(1,329,000)	$(2,935,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net unrealized gain on marketable securities	(234,000)	(1,283,000)
Gain on debt extinguishment	-	(2,000,000)
Deferred taxes	-	(1,153,000)
Impairment loss on other investments	-	20,000
Depreciation and amortization	1,262,000	1,043,000
Amortization of loan costs	122,000	147,000
Amortization of related party notes payable	(283,000)	(284,000)
Changes in operating assets and liabilities:
Investment in marketable securities	473,000	3,376,000
Accounts receivable	53,000	(24,000)
Other assets	(946,000)	(340,000)
Accounts payable and other liabilities	1,487,000	356,000
Accounts payable related party	501,000	555,000
Due to securities broker	(130,000)	(1,061,000)
Net cash provided by (used in) operating activities	976,000	(3,583,000)

Cash flows from investing activities:
Payments for hotel furniture, equipment and building improvements	(2,682,000)	(1,264,000)
Investment in Partnership interest	-	(344,000)
Net cash used in investing activities	(2,682,000)	(1,608,000)

Cash flows from financing activities:
Proceeds from related party note payable	-	4,700,000
Issuance cost from refinance of related party loan	-	(50,000)
Payments of mortgage, finance leases and other notes payable, net	(1,162,000)	(1,169,000)
Net cash provided by (used in) financing activities	(1,162,000)	3,481,000

Net decrease in cash, cash equivalents, and restricted cash	(2,868,000)	(1,710,000)
Cash, cash equivalents, and restricted cash at the beginning of the period	8,888,000	8,532,000
Cash, cash equivalents, and restricted cash at the end of the period	$6,020,000	$6,822,000

Supplemental information:
Interest paid	$3,288,000	$3,343,000

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

The condensed consolidated financial statements include the accounts of our wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the six months ended December 31, 2022 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2023.

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

As of December 31, 2022, The InterGroup Corporation (“InterGroup”), a public company, owns approximately 75.6% of the outstanding common shares of Portsmouth and the Company’s Chairman of the Board and Chief Executive Officer, John V. Winfield, owns approximately 2.5% of the outstanding common shares of the Company. Mr. Winfield also serves as the President, Chairman of the Board and Chief Executive Officer of InterGroup and owns approximately 68% of the outstanding common shares of InterGroup as of December 31, 2022.

There have been no material changes to the Company’s significant accounting policies during the six months ended December 31, 2022. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2022 for a summary of the significant accounting policies. Certain prior year amounts have been reclassified for consistency with the current period presentation on the condensed consolidated balance sheet. Finance leases $183,000 as of June 30, 2022, and accounts payable - Hotel of $8,307,000 as of June 30, 2022, respectively, were reclassified to Accounts Payable and Other Liabilities. These reclassifications had no effect on the reported results of operations and financial position.

Recently Issued and Adopted Accounting Pronouncements

As of December 31, 2022, management does not expect a material impact from recently issued accounting pronouncements yet to be adopted, on the Company’s condensed consolidated financial statements.

NOTE 2 - LIQUIDITY

Historically, our cash flows have been primarily generated from our Hotel operations. However, the responses by federal, state, and local civil authorities to the COVID-19 pandemic continues to have a material detrimental impact on our liquidity. For the six months ended December 31, 2022, our net cash provided by operating activities was $976,000. We have taken several steps to preserve capital and increase liquidity at our Hotel, including implementing strict cost management measures to eliminate non-essential expenses, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets. As the hospitality and travel environment continues to recover, we will continue to evaluate what services we bring back. During the six months ended December 31, 2022, the Company continued to make capital improvements to the hotel in the amount of $2,682,000 and anticipates continuing its guest room upgrade program during the remaining of fiscal year 2023.

The Company had cash and cash equivalents of $1,236,000 and $2,662,000 as of December 31, 2022 and June 30, 2022, respectively. The Company had restricted cash of $4,784,000 and $6,226,000 as of December 31, 2022 and June 30, 2022, respectively. The Company had marketable securities, net of margin due to securities brokers, of $302,000 and $411,000 as of December 31, 2022 and June 30, 2022, respectively. These marketable securities are short-term investments and liquid in nature.

On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000 and extended the maturity date of the loan to July 31, 2021. As of the date of this report, the maturity date was extended to July 31, 2023. On September 7, 2021, the Board of InterGroup passed resolution to provide funding to Portsmouth for the working capital of the Hotel up to $16,000,000 if necessary. Upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which memorialized the increase to $16,000,000 and the substitution of Portsmouth for Justice. During the fiscal year ending June 30, 2022, InterGroup advanced $7,550,000 to the Hotel, bringing the total amount due to InterGroup to $14,200,000 as of June 30, 2022 and December 31, 2022. Currently, the Company does not anticipate any need for additional funding from InterGroup. As of December 31, 2022, the Company has not made any pay-downs to its note payable to InterGroup. The Company could amend its by-laws and increase the number of authorized shares to issue additional shares to raise capital in the public markets if needed.

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

The following table provides a summary as of December 31, 2022, the Company’s material financial obligations which also including interest payments:

		6 Months	Year	Year	Year	Year
	Total	2023	2024	2025	2026	2027	Thereafter
Mortgage notes payable	$108,135,000	$895,000	$107,240,000	$-	$-	$-	$-
Related party notes payable	17,438,000	283,000	14,767,000	567,000	567,000	463,000	791,000
Interest	7,114,000	3,905,000	3,209,000	-	-	-	-
Total	$132,687,000	$5,083,000	$125,216,000	$567,000	$567,000	$463,000	$791,000

NOTE 3 – REVENUE

The following table presents our revenues disaggregated by revenue streams.

For the three months ended December 31,	2022	2021
Hotel revenues:
Hotel rooms	$8,251,000	$5,218,000
Food and beverage	625,000	296,000
Garage	717,000	768,000
Other operating departments	299,000	66,000
Total hotel revenue	$9,892,000	$6,348,000

For the six months ended December 31,	2022	2021
Hotel revenues:
Hotel rooms	$19,054,000	$10,780,000
Food and beverage	1,160,000	562,000
Garage	1,539,000	1,675,000
Other operating departments	449,000	136,000
Total hotel revenue	$22,202,000	$13,153,000

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

Contract assets and liabilities

We do not have any material contract assets as of December 31, 2022 and June 30, 2022, other than trade and other receivables, net on our condensed consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities on our consolidated balance sheets and had a balance of $493,000 at July 1, 2022. During the six months ended December 31, 2022, the entire $493,000 was recognized as revenue. Contract liabilities increased to $1,828,000 as of December 31, 2022. The increase at December 31, 2022 was primarily driven by advance deposits received from customers for services to be performed after December 31, 2022. Contract liabilities at July 1, 2021 was $161,000. During the six months ended December 31, 2021, the entire $161,000 was recognized as revenues. Contract liabilities was $445,000 as of December 31, 2021.

Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers are less than one year.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
December 31, 2022	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Finance lease ROU assets	1,805,000	(1,003,000)	802,000
Furniture and equipment	35,543,000	(29,107,000)	6,436,000
Building and improvements	56,274,000	(31,986,000)	24,288,000
Investment in Hotel, net	$94,746,000	$(62,096,000)	$32,650,000

		Accumulated	Net Book
June 30, 2022	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Finance lease ROU assets	1,805,000	(922,000)	883,000
Furniture and equipment	32,860,000	(28,567,000)	4,293,000
Building and improvements	56,274,000	(31,344,000)	24,930,000
Investment in Hotel, net	$92,063,000	$(60,833,000)	$31,230,000

Finance lease ROU assets, furniture and equipment are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 3 to 7 years and amortized over the life of the lease. Building and improvements are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 15 to 39 years. Depreciation expense for the six months ended December 31, 2022 and 2021 are $1,262,000 and $1,043,000, respectively.

NOTE 5 - INVESTMENT IN MARKETABLE SECURITIES, NET

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

As of December 31, 2022, and June 30, 2022, all the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

Investment	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain (Loss)	Fair Value
As of December 31, 2022
Corporate
Equities	$170,000	$169,000	$(37,000)	$132,000	$302,000

As of June 30, 2022
Corporate
Equities	$643,000	$42,000	$(144,000)	$(102,000)	$541,000

Net losses on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of net gains (losses) on marketable securities for the three and six months ended December 31, 2022 and 2021, respectively:

For the three months ended December 31,	2022	2021
Realized loss on marketable securities, net	$(37,000)	$(79,000)
Realized loss on marketable securities related to Comstock Mining	-	(2,016,000)
Unrealized gain on marketable securities, net	144,000	1,546,000
Unrealized gain on marketable securities related to Comstock Mining	-	137,000
Net gain (loss) on marketable securities	$107,000	$(412,000)

For the six months ended December 31,	2022	2021
Realized loss on marketable securities, net	$(137,000)	$(84,000)
Realized loss on marketable securities related to Comstock Mining	-	(2,056,000)
Unrealized gain on marketable securities, net	234,000	1,283,000
Net gain (loss) on marketable securities	$97,000	$(857,000)

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

As of	December 31, 2022	June 30, 2022
	Total - Level 1	Total - Level 1
Assets:
Investment in marketable securities:
REITs and real estate companies	$293,000	$162,000
Communication services	-	355,000
Basic materials	9,000	18,000
Utilities	-	5,000
Technology	-	1,000
	$302,000	$541,000

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

NOTE 7 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows:

As of	December 31, 2022	June 30, 2022

Cash and cash equivalents	$1,236,000	$2,662,000
Restricted cash	4,784,000	6,226,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$6,020,000	$8,888,000

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

Information below represents reporting segments for the three and six months ended December 31, 2022 and 2021, respectively. Operating income from Hotel operations consists of the operation of the hotel and operation of the garage. Loss from investment transactions consist of net investment gain (loss), dividend and interest income and trading and margin interest expense. The other segment consists of corporate general and administrative expenses and the income tax benefit for the entire Company.

As of and for the three months	Hotel	Investment
ended December 31, 2022	Operations	Transactions	Corporate	Total
Revenues	$9,892,000	$-	$-	$9,892,000
Segment operating expenses	(8,726,000)	-	(517,000)	(9,243,000)
Segment income (loss)	1,166,000	-	(517,000)	649,000
Interest expense - mortgage	(1,655,000)	-	-	(1,655,000)
Interest expense - related party	(429,000)	-	-	(429,000)
Depreciation and amortization expense	(635,000)	-	-	(635,000)
Income from investments	-	32,000	-	32,000
Income tax benefit	-	-	718,000	718,000
Net (loss) income	$(1,553,000)	$32,000	$201,000	$(1,320,000)
Total assets	$39,673,000	$302,000	$9,030,000	$49,005,000

As of and for the three months	Hotel	Investment
ended December 31, 2021	Operations	Transactions	Corporate	Total
Revenues	$6,348,000	$-	$-	$6,348,000
Segment operating expenses	(6,479,000)	-	(282,000)	(6,761,000)
Segment loss	(131,000)	-	(282,000)	(413,000)
Interest expense - mortgage	(1,654,000)	-	-	(1,654,000)
Interest expense - related party	(303,000)			(303,000)
Depreciation and amortization expense	(514,000)	-	-	(514,000)
Gain on extinguishment of debt	2,000,000			2,000,000
Loss from investments	-	(454,000)	-	(454,000)
Income tax benefit	-	-	378,000	378,000
Net (loss) income	$(602,000)	$(454,000)	$96,000	$(960,000)
Total assets	$39,653,000	$1,443,000	$9,370,000	$50,466,000

As of and for the six months	Hotel	Investment
ended December 31, 2022	Operations	Transactions	Corporate	Total
Revenues	$22,202,000	$-	$-	$22,202,000
Segment operating expenses	(18,032,000)	-	(826,000)	(18,858,000)
Segment income (loss)	4,170,000	-	(826,000)	3,344,000
Interest expense - mortgage	(3,287,000)	-	-	(3,287,000)
Interest expense - related party	(859,000)	-	-	(859,000)
Depreciation and amortization expense	(1,262,000)	-	-	(1,262,000)
Income from investments	-	14,000	-	14,000
Income tax benefit	-	-	721,000	721,000
Net income (loss)	$(1,238,000)	$14,000	$(105,000)	$(1,329,000)
Total assets	$39,673,000	$302,000	$9,030,000	$49,005,000

As of and for the six months	Hotel	Investment
ended December 31, 2021	Operations	Transactions	Corporate	Total
Revenues	$13,153,000	$-	$-	$13,153,000
Segment operating expenses	(12,812,000)	-	(610,000)	(13,422,000)
Segment income (loss)	341,000	-	(610,000)	(269,000)
Interest expense - mortgage	(3,315,000)	-	-	(3,315,000)
Interest expense - related party	(540,000)			(540,000)
Depreciation and amortization expense	(1,043,000)	-	-	(1,043,000)
Gain on extinguishment of debt	2,000,000			2,000,000
Loss from investments	-	(921,000)	-	(921,000)
Income tax benefit	-	-	1,153,000	1,153,000
Net (loss) income	$(2,557,000)	$(921,000)	$543,000	$(2,935,000)
Total assets	$39,653,000	$1,443,000	$9,370,000	$50,466,000

NOTE 9 - RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of related party and other notes payable as of December 31, 2022 and June 30, 2022, respectively:

As of	December 31, 2022	June 30, 2022
Note payable - InterGroup	$14,200,000	$14,200,000
Note payable - Hilton	2,217,000	2,375,000
Note payable - Aimbridge	1,021,000	1,146,000
Total related party notes payable	$17,438,000	$17,721,000

On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000 and extended the maturity date of the loan to July 31, 2021. As of the date of this report, the maturity date was extended to July 31, 2023. On September 7, 2021, the Board of InterGroup passed resolution to provide funding to Portsmouth for the working capital of the Hotel up to $16,000,000 if necessary. Upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which memorialized the increase to $16,000,000 and the substitution of Portsmouth for Justice. During the fiscal year ending June 30, 2022, InterGroup advanced $7,550,000 to the Hotel, bringing the total amount due to InterGroup to $14,200,000 as of June30, 2022 and December 31, 2022. Currently, the Company does not anticipate any need for additional funding from InterGroup. As of December 31, 2022, the Company has not made any pay-downs to its note payable to InterGroup. The Company could amend its by-laws and increase the number of authorized shares to issue additional shares to raise capital in the public markets if needed.

Note payable to Hilton (Franchisor) is a self-exhausting, interest free development incentive note which is reduced by approximately $317,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton.

On February 1, 2017, Operating entered into an HMA with Ambridge to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Ambridge to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second anniversary of the takeover date. During the first quarter of fiscal year 2021, the Hotel obtained approval from Ambridge to use the key money for hotel operations and the funds were exhausted by December 31, 2020. The unamortized portion of $1,021,000 and $1,146,000 of the key money is included in the related party notes payable in the consolidated balance sheets as of December 31, 2022 and June 30, 2022, respectively.

Future minimum principal payments for all related party and other financing transactions are as follows:

For the year ending June 30,
2023	$283,000
2024	14,767,000
2025	567,000
2026	567,000
2027	463,000
Thereafter	791,000
$17,438,000

As of December 31, 2022 and June 30, 2022, the Company had accounts payable to related party of $5,409,000 and $4,908,000, respectively. These are amounts due to InterGroup and represent accrued interests and certain shared costs and expenses, primarily general and administrative expenses, rent, insurance, and other expenses.

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December 2013. The 10-year mortgage loan is secured by the Company’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due through January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period through its maturity date of January 2024. Outstanding principal balance on the loan was $88,135,000 and $89,114,000 as of December 31, 2022 and June 30, 2022, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by Portsmouth in favor of the mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan had an interest rate of 9.75% per annum and a maturity date of January 1, 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender. On July 31, 2019, Mezzanine refinanced the mezzanine loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan which had a 9.75% per annum interest rate was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly.

Effective May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain certain net worth and liquidity. As of December 31, 2022, InterGroup is in compliance with both requirements. However, due to the Hotel’s ongoing recovery from the negative impact of Covid19 in the Hotel’s cash flow, Operating has not been meeting certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lockbox by the Lender for all cash collected by the Hotel. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR.

The Company’s Board of Directors is currently comprised of directors John V. Winfield, William J. Nance, John C. Love, and Steve Grunwald. Director Jerold R. Babin, 90, passed away in October 2022 and was replaced by Yvonne Murphy. All the Company’s directors also serve as directors of InterGroup. The Company’s director and Chairman of the Audit Committee, William J. Nance, serves as Comstock’s director and Chairman of the Audit and Finance, Compensation and Nominating and Governance Committees of Comstock.

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

NOTE 10 – ACCOUNTS PAYABLE AND OTHER LIABILITIES

The following summarizes the balances of accounts payable and other liabilities as of December 31, 2022 and June 30, 2022, respectively.

As of	December 31, 2022	June 30, 2022

Trade payable	$2,731,000	$2,841,000
Advance deposits	1,869,000	493,000
Payroll and related accruals	2,334,000	2,223,000
Management fees payable	1,030,000	76,000
Mortgage interest payable	-	513,000
Withholding and other taxes payable	956,000	920,000
Security deposit	52,000	52,000
Finance leases	77,000	183,000
Other payables	980,000	1,424,000
Total accounts payable and other liabilities	$10,029,000	$8,725,000

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date that the accompanying financial statements were issued and has determined that no material subsequent events exist through the date of this filing.

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

COVID19 UPDATE

The novel strain of coronavirus and the disease it causes (“COVID-19”) have continued to affect the hospitality industry and our business. Beginning in March 2020, travel restrictions and mandated closings of non-essential businesses were imposed, which resulted in temporary suspensions of operations in many hotels in San Francisco, however, the Company did not suspend operations and did not close the hotel. As vaccination rates across the country increased and COVID-19 related restrictions were eased or removed, we saw an increase in travel and hospitality spending beginning in the second calendar quarter of 2021. During calendar year 2022, we continued to witness robust leisure demand and an acceleration in group and business transient demand. However, the potential for an economic slowdown or a recession during calendar year 2023 may disrupt the positive momentum at the Company’s hotel and our industry.

We believe the distribution of the COVID-19 vaccine during 2021 drove the improvement in traveler sentiment we experienced and resulted in an improvement in occupancy, Average Daily Rate (“ADR”) and Revenue per Available Room (“RevPAR”) during 2021 and 2022. If additional virus variants emerge causing re-imposed widespread travel restrictions, the hospitality industry will be negatively affected. While there can be no assurances that the Company will not experience further fluctuations in hotel revenues or earnings due to the uncertainty of COVID-19 and other macroeconomic factors, such as inflation, increases in interest rates, potential economic slowdown or a recession and geopolitical conflicts, we expect to continue to recover through the remainder of fiscal year 2023 based on current demand trends.

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

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

The Company had net loss of $1,320,000 for the three months ended December 31, 2022 compared to net loss of $960,000 for the three months ended December 31, 2021.

Hotel Operations

The Company had net loss from Hotel operations of $1,553,000 for the three months ended December 31, 2022 compared to net loss of $602,000 for the three months ended December 31, 2021. The increased loss is primarily attributable to the $2,000,000 gain on extinguishment of debt recorded during the three months ended December 31, 2021 related to the full forgiveness of the PPP loan, offset by improved hotel operations during the three months ended December 31, 2022 as the hospitality market continues its recovery.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended December 31, 2022 and 2021:

For the three months ended December 31,	2022	2021
Hotel revenues:
Hotel rooms	$8,250,000	$5,218,000
Food and beverage	625,000	296,000
Garage	717,000	768,000
Other operating departments	300,000	66,000
Total hotel revenues	9,892,000	6,348,000
Operating expenses excluding depreciation and amortization	(8,726,000)	(6,479,000)
Operating income (loss) before interest, depreciation and amortization	1,166,000	(131,000)
Gain on extinguishment of debt	-	2,000,000
Interest expense - mortgages	(1,655,000)	(1,654,000)
Interest expense - related party	(429,000)	(303,000)
Depreciation and amortization expense	(635,000)	(514,000)
Net loss from Hotel operations	$(1,553,000)	$(602,000)

For the three months ended December 31, 2022, the Hotel had operating income of $1,166,000 before interest expense, depreciation, and amortization on total operating revenues of $9,892,000 compared to operating loss of $131,000 before interest expense, depreciation, and amortization on total operating revenues of $6,348,000 for the three months ended December 31, 2021.

For the three months ended December 31, 2022, room revenues increased by $3,032,000, food and beverage revenue increased by $329,000 and garage decreased by $51,000 compared to the three months ended December 31, 2021. The year over year increase in all the revenue sources, except for garage revenues which remained stable, are as a result of the recovery from the business interruption attributable to a variety of responses by federal, state, and local civil authority to the COVID-19 outbreak since March 2020. Total operating expenses increased by $2,247,000 due to increase in salaries and wages, commission, credit card fees, management fees, and franchise fees.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the three months ended December 31, 2022 and 2021:

Three Months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPAR
2022	$199	82%	$164
2021	$138	75%	$104

The Hotel’s revenues increased by 56% this quarter as compared to the previous comparable quarter. Average daily rate increased by $61, average occupancy increased by 7%, and RevPAR increased by $60 for the three months ended December 31, 2022 compared to the three months ended December 31, 2021.

Investment Transactions

The Company had a net gain on marketable securities of $107,000 for the three months ended December 31, 2022 compared to a net loss on marketable securities of $412,000 for the three months ended December 31, 2021. For the three months ended December 31, 2022, the Company had a net realized loss of $37,000 and a net unrealized gain of $144,000. For the three months ended December 31, 2021, the Company had a net realized loss of $2,095,000 and a net unrealized gain of $1,683,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company consolidated Justice (“Hotel”) for financial reporting purposes and was not taxed on its non-controlling interest in the Hotel. However, effective July 15, 2021, the Company become the owner of 100% of Justice and will include all the Hotel’s income and expense accounts into its income taxes calculations going forward. The income tax benefit during the three months ended December 31, 2022 and 2021 represent the income tax effect on the Company’s pretax loss which includes the operations of the Hotel.

Six Months Ended December 31, 2022 Compared to Six Months Ended December 31, 2021

The Company had net loss of $1,329,000 for the six months ended December 31, 2022 compared to net loss of $2,935,000 for the six months ended December 31, 2021. The change is primarily attributable to the increase in Hotel revenue.

Hotel Operations

The Company had net loss from Hotel operations of $1,238,000 for the six months ended December 31, 2022 compared to net loss of $2,557,000 for the six months ended December 31, 2021. The decrease in loss is primarily attributed to the increased revenues as the hospitality market continues to recover, offset by the gain on extinguishment of debt regarding the full forgiveness of the PPP loan recorded during the period ended December 31, 2021.

The following table sets forth a more detailed presentation of Hotel operations for the six months ended

December 31, 2022 and 2021:

For the six months ended December 31,	2022	2021
Hotel revenues:
Hotel rooms	$19,053,000	$10,780,000
Food and beverage	1,160,000	562,000
Garage	1,539,000	1,675,000
Other operating departments	450,000	136,000
Total hotel revenues	22,202,000	13,153,000
Operating expenses excluding depreciation and amortization	(18,032,000)	(12,812,000)
Operating income before interest, depreciation and amortization	4,170,000	341,000
Gain on extinguishment of debt	-	2,000,000
Interest expense - mortgages	(3,287,000)	(3,315,000)
Interest expense - related party	(859,000)	(540,000)
Depreciation and amortization expense	(1,262,000)	(1,043,000)
Net loss from Hotel operations	$(1,238,000)	$(2,557,000)

For the six months ended December 31, 2022, the Hotel had operating income of $4,170,000 before interest expense, depreciation, and amortization on total operating revenues of $22,202,000 compared to operating income of $341,000 before interest expense, gain on extinguishment of debt, depreciation, and amortization on total operating revenues of $13,153,000 for the six months ended December 31, 2021. For the six months ended December 31, 2022, room revenues increased by $8,273,000, food and beverage revenue increased by $598,000, and garage revenue decreased by $136,000, compared to the six months ended December 31, 2021. The year over year increase in all the revenue sources, except for garage revenue, are as a result of the recovery from the business interruption attributable to a variety of responses by federal, state, and local civil authority to the COVID-19 outbreak since March 2020. Total operating expenses increased by $5,220,000 due to increase in salaries and wages, rooms commission, credit card fees, management fees, and franchise fees.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the six months ended December 31, 2022 and 2021.

Six Months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPAR
2022	$215	88%	$190
2021	$139	77%	$107

The Hotel’s revenues increased by 69% for the six months ended December 31, 2022 as compared to the six months ended December 31, 2021. Average daily rate increased by $76, average occupancy increased by 11%, and RevPAR increased by $83 for the six months ended December 31, 2022 compared to the six months ended December 31, 2021.

Investment Transactions

The Company had a net gain on marketable securities of $97,000 for the six months ended December 31, 2022 compared to a net loss on marketable securities of $857,000 for the six months ended December 31, 2021. For the six months ended December 31, 2022, the Company had a net realized loss of $137,000 and a net unrealized gain of $234,000. For the six months ended December 31, 2021, the Company had a net realized loss of $2,140,000 and a net unrealized gain of $1,283,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company consolidated Justice (“Hotel”) for financial reporting purposes and was not taxed on its non-controlling interest in the Hotel. However, effective July 15, 2021, the Company become the owner of 100% of Justice and will include all the Hotel’s income and expense accounts into its income taxes calculations going forward. The income tax benefit during the six months ended December 31, 2022 and 2021 represent the income tax effect on the Company’s pretax loss which includes the operations of the Hotel.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of December 31, 2022 and June 30, 2022 by selected industry groups.

		% of Total
As of December 31, 2022		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$293,000	97.0%
Basic materials	9,000	3.0%
	$302,000	100.0%

		% of Total
As of June 30, 2022		Investment
Industry Group	Fair Value	Securities

Communication services	$355,000	65.6%
REITs and real estate companies	162,000	29.9%
Basic materials	18,000	3.3%
Utilities	5,000	0.9%
Technology	1,000	0.3%
	$541,000	100.0%

As of December 31, 2022, the Company’s investment portfolio includes three equity positions. The Company holds one equity security that is more than 10% of the equity value of the portfolio. The largest security position represents 96.8% of the portfolio and consists of the common stock of American Realty Investors, Inc. (NYSE: ARL) and is included in REITS and real estate companies industry group.

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

The following table shows the net gain (loss) on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended December 31,	2022	2021
Net gain (loss) on marketable securities	$107,000	$(412,000)
Impairment loss on other investments	-	(20,000)
Dividend and interest income	6,000	30,000
Margin interest expense	(1,000)	(12,000)
Trading and management expenses	(80,000)	(40,000)
	$32,000	$(454,000)

For the six months ended December 31,	2022	2021
Net gain (loss) on marketable securities	$97,000	$(857,000)
Impairment loss on other investments	-	(20,000)
Dividend and interest income	32,000	64,000
Margin interest expense	(1,000)	(28,000)
Trading and management expenses	(114,000)	(80,000)
	$14,000	$(921,000)

FINANCIAL CONDITION AND LIQUIDITY

The Company had cash, cash equivalents and restricted cash of $6,020,000 and $8,888,000 as of December 31, 2022 and June 30, 2022, respectively. The Company had marketable securities, net of margin due to securities brokers, of $302,000 and $411,000 as of December 31, 2022 and June 30, 2022, respectively. These marketable securities are short-term investments and liquid in nature.

On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000 and extended the maturity date of the loan to July 31, 2021. As of the date of this report, the maturity date was extended to July 31, 2023. On September 7, 2021, the Board of InterGroup passed resolution to provide funding to Portsmouth for the working capital of the Hotel up to $16,000,000 if necessary. Upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which memorialized the increase to $16,000,000 and the substitution of Portsmouth for Justice. During the fiscal year ending June 30, 2022, InterGroup advanced $7,550,000 to the Hotel, bringing the total amount due to InterGroup to $14,200,000 as of June30, 2022 and December 31, 2022. Currently, the Company does not anticipate any need for additional funding from InterGroup. As of December 31, 2022, the Company has not made any pay-downs to its note payable to InterGroup. The Company could amend its by-laws and increase the number of authorized shares to issue additional shares to raise capital in the public markets if needed.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of December 31, 2022, the Company’s material financial obligations which also including interest payments:

		6 Months	Year	Year	Year	Year
	Total	2023	2024	2025	2026	2027	Thereafter
Mortgage notes payable	$108,135,000	$895,000	$107,240,000	$-	$-	$-	$-
Related party notes payable	17,438,000	283,000	14,767,000	567,000	567,000	463,000	791,000
Interest	7,114,000	3,905,000	3,209,000	-	-	-	-
Total	$132,687,000	$5,083,000	$125,216,000	$567,000	$567,000	$463,000	$791,000

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

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those that are most significant to the portrayal of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an ongoing basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies or methods or assumptions during the six months ended December 31, 2022.

INCOME TAXES

Judgment is required in addressing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns (e.g., realization of deferred tax assets, changes in tax laws, or interpretations thereof). In addition, we are subject to examination of our income tax returns by the IRS and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our consolidated financial statements. We evaluate tax positions taken or expected to be taken on a tax return to determine whether they are more likely than not of being sustained, assuming that the tax reporting positions will be examined by taxing authorities with full knowledge of all relevant information, prior to recording the related tax benefit in our consolidated financial statements. If a position does not meet the more likely than not standard, the benefit cannot be recognized. Assumptions, judgment, and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes. A change in the assessment of the “more likely than not” standard with respect to a position could materially impact our consolidated financial statements. See Part II, Item 8, “Financial Statements and Supplementary Data — Note 13 to our Consolidated Financial Statements” on Form 10K for the year ended June 30, 2022.

DEFERRED INCOME TAXES – VALUATION ALLOWANCE

We assess the realizability of our deferred tax assets quarterly and recognize a valuation allowance when it is more likely than not that some or all of our deferred tax assets are not realizable. This assessment is completed by tax jurisdiction and relies on the weight of both positive and negative evidence available, with significant weight placed on recent financial results. Cumulative pre-tax losses for the three-year period are considered significant objective negative evidence that some or all of our deferred tax assets may not be realizable. Cumulative reported pre-tax income is considered objectively verifiable positive evidence of our ability to generate positive pre-tax income in the future. In accordance with GAAP, when there is a recent history of pre-tax losses, there is little or no weight placed on forecasts for purposes of assessing the recoverability of our deferred tax assets. When necessary, we use systematic and logical methods to estimate when deferred tax liabilities will reverse and generate taxable income and when deferred tax assets will reverse and generate tax deductions. Assumptions, judgment, and the use of estimates are required when scheduling the reversal of deferred tax assets and liabilities, and the exercise is inherently complex and subjective. However, significant judgment will be required to determine the timing and amount of any reversal of the valuation allowance in future periods. See Part II, Item 8, “Financial Statements and Supplementary Data — Note 13 to our Consolidated Financial Statements” on Form 10K for the year ended June 30, 2022.

PROPERTY AND EQUIPMENT AND DEFINITE-LIVED INTANGIBLE ASSETS

We evaluate property and equipment, and definite-lived intangible assets for impairment quarterly, and when events or circumstances indicate the carrying value may not be recoverable, we evaluate the net book value of the assets by comparing to the projected undiscounted cash flows of the assets. We use judgment to determine whether indications of impairment exist and consider our knowledge of the hospitality industry, historical experience, location of the property, market conditions, and property-specific information available at the time of the assessment. The results of our analysis could vary from period to period depending on how our judgment is applied and the facts and circumstances available at the time of the analysis. When an indicator of impairment exists, judgment is also required in determining the assumptions and estimates to use within the recoverability analysis and when calculating the fair value of the asset or asset group, if applicable. Changes in economic and operating conditions impacting the judgments used could result in impairments to our long-lived assets in future periods. Historically, changes in estimates used in the property and equipment and definite-lived intangible assets impairment assessment process have not resulted in material impairment charges in subsequent periods as a result of changes made to those estimates. There were no impairment losses recorded during the six months ended December 31, 2022.

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

PART II

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Portsmouth Square, Inc., through its operating company Justice Investors Operating Company, LLC, a Delaware limited liability company (the “Company”), is the owner of the real property located at 750 Kearny Street in San Francisco, currently improved with a 27 – story building which houses a Hilton Hotel (the “Property”). The Property was improved pursuant to approvals granted by the City and County of San Francisco (the “City”) in 1970. Those approvals included a Major Encroachment Permit (“Permit”) by which the Company was required by the City to construct an ornamental overhead pedestrian bridge across Kearny Street, connecting the Property to the City park and underground parking garage known as Portsmouth Square (the “Bridge”). The construction of the Bridge was a condition of the City’s approval of the construction of the hotel structure on the Property. Effective on May 24, 2022, the City has revoked the Permit and directed the Company to remove the Bridge at the Company’s expense, including construction management costs and traffic control. Pursuant to a letter dated June 13, 2022, the City’s Department of Public works specifically directed the “removal of the unpermitted pedestrian bridge and all related physical encroachments in the public right-of-way and on City property” and the submission of a general bridge removal and restoration plan (the “Plan”). The Company disputes the legality of the purported revocation of the Permit. The Company further disputes any obligation to remove the Bridge at its expense. In particular, representatives of the Company participated in meetings with the City since August 1, 2019, discussing a collaborative process for the possible removal of the Bridge. Until the recent revocation of the Permit in 2022, the City representatives repeatedly and consistently promised and agreed that the City will pay for the associated costs of any Bridge removal. Nevertheless, without waiving any rights, in an effort to understand all of the available options, and to provide a response to the City’s directives, the Company has engaged a Project Manager, a structural engineering firm, an architect to advise on the process and for the development of a Plan for the Bridge removal, as well as the reconstruction of the front of the Hilton Hotel and a legal team. The Plan is currently not expected to be completed until early in 2023. At this time, early estimates of the cost of the Plan exceed $2 million. The Company is currently in discussions with the City regarding both the process and financial responsibility for the implementation of the Plan for the Bridge removal. Those discussions are expected to continue well into 2023.

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

PORTSMOUTH SQUARE, INC.
(Registrant)

Date: February 9, 2023	by	/s/ John V. Winfield
John V. Winfield
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2023	by	/s/ David C. Gonzalez
David C. Gonzalez
President, Advisor of Executive Strategic Real Estate and Securities Investment Committee
(Interim Principal Financial Officer)

- 26 -