Form 10-Q
period 2023-03-31
PORTSMOUTH SQUARE INC
filed 2023-05-15
CIK 79661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 0-4057

PORTSMOUTH SQUARE, INC.

(Exact name of registrant as specified in its charter)

california	94-1674111
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1516 S. Bundy Dr., Suite 200, Los Angeles, California 90025

(Address of principal executive offices, including Zip Code)

(310) 889-2500

(Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock, as of May 10, 2023, was 734,187.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NONE	NONE	NONE

PART 1

FINANCIAL INFORMATION

Item 1 - Financial Statements

PORTSMOUTH SQUARE, INC. C

ONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	June 30, 2022
	(Unaudited)
ASSETS
Investment in hotel, net	$33,406,000	$31,230,000
Investment in marketable securities	400,000	541,000
Cash and cash equivalents	989,000	2,662,000
Restricted cash	3,718,000	6,226,000
Accounts receivable, net	338,000	377,000
Other assets, net	2,400,000	852,000
Deferred tax assets, net	7,911,000	7,911,000
Total assets	$49,162,000	$49,799,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities	$10,580,000	$8,725,000
Accounts payable to related party	6,604,000	4,908,000
Due to securities broker	—	130,000
Related party notes payable	17,296,000	17,721,000
Mortgage notes payable, net	107,500,000	108,747,000
Total liabilities	141,980,000	140,231,000

Shareholders’ deficit:
Common stock, no par value; Authorized shares - 750,000; 734,187 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively	2,092,000	2,092,000
Accumulated deficit	(94,910,000)	(92,524,000)
Total shareholders’ deficit	(92,818,000)	(90,432,000)
Total liabilities and shareholders’ deficit	$49,162,000	$49,799,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the three months ended March 31,	2023	2022

Revenue - Hotel	$10,430,000	$6,632,000

Costs and operating expenses
Hotel operating expenses	(8,413,000)	(6,544,000)
Hotel depreciation and amortization expense	(693,000)	(550,000)
General and administrative expenses	(496,000)	(282,000)

Total costs and operating expenses	(9,602,000)	(7,376,000)

Income (loss) from operations	828,000	(744,000)

Other income (expense)
Interest expense - mortgage	(1,584,000)	(1,624,000)
Interest expense - related party	(420,000)	(385,000)
Net (loss) gain on marketable securities	(5,000)	100,000
Dividend and interest income	1,000	27,000
Trading and margin interest expense	(89,000)	(48,000)

Total other expense, net	(2,097,000)	(1,930,000)

Loss before income taxes	(1,269,000)	(2,674,000)
Income tax benefit	212,000	1,045,000

Net loss	$(1,057,000)	$(1,629,000)

Basic and diluted net loss per share	$(1.44)	$(2.22)

Weighted average number of common shares outstanding - basic and diluted	734,187	734,187

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the nine months ended March 31,	2023	2022

Revenue - Hotel	$32,632,000	$19,785,000

Costs and operating expenses
Hotel operating expenses	(26,445,000)	(19,356,000)
Hotel depreciation and amortization expense	(1,955,000)	(1,593,000)
General and administrative expenses	(1,321,000)	(892,000)

Total costs and operating expenses	(29,721,000)	(21,841,000)

Income (loss) from operations	2,911,000	(2,056,000)

Other income (expense)
Interest expense - mortgage	(4,871,000)	(4,939,000)
Interest expense - related party	(1,279,000)	(925,000)
Net gain on marketable securities	92,000	1,299,000
Net loss on marketable securities - Comstock	—	(2,056,000)
Gain on debt extinguishment	—	2,000,000
Impairment loss on other investments	—	(20,000)
Dividend and interest income	33,000	91,000
Trading and margin interest expense	(204,000)	(156,000)

Total other expense, net	(6,229,000)	(4,706,000)

Loss before income taxes	(3,318,000)	(6,762,000)
Income tax benefit	932,000	2,198,000

Net Loss	$(2,386,000)	$(4,564,000)

Basic and diluted net loss per share	$(3.25)	$(6.22)

Weighted average common shares outstanding - basic and diluted	734,187	734,187

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Accumulated	Total Portsmouth Shareholders’	Non-Controlling	Total Shareholders’
	Shares	Amount	Deficit	Deficit	Interest	Deficit
Balance at July 1, 2022	734,187	$2,092,000	$(92,524,000)	$—	$—	$(90,432,000)
Net loss	—	—	(9,000)	—	—	(9,000)
Balance, September 30, 2022	734,187	2,092,000	(92,533,000)	—	—	(90,441,000)
Net loss	—	—	(1,320,000)	—	—	(1,320,000)
Balance, December 31, 2022	734,187	2,092,000	(93,853,000)	—	—	(91,761,000)
Net loss	—	—	(1,057,000)	—	—	(1,057,000)
Balance, March 31, 2023	734,187	$2,092,000	$(94,910,000)	$—	$—	$(92,818,000)

	Common Stock		Accumulated	Total Portsmouth Shareholders’	Non-Controlling	Total Shareholders’
	Shares	Amount	Deficit	Deficit	Interest	Deficit
Balance at July 1, 2021	734,187	$2,092,000	$(84,960,000)	$(82,868,000)	$(655,000)	$(83,523,000)
Net loss	—	—	(1,975,000)	(1,975,000)	—	(1,975,000)
Investment in Justice	—	—	—	—	(344,000)	(344,000)
Purchase of Remaining Interest in Justice	—	—	(999,000)	(999,000)	999,000	—
Balance, September 30, 2021	734,187	2,092,000	(87,934,000)	(85,842,000)	—	(85,842,000)
Net loss	—	—	(960,000)	(960,000)	—	(960,000)
Balance, December 31, 2021	734,187	2,092,000	(88,894,000)	(86,802,000)	—	(86,802,000)
Net loss	—	—	(1,629,000)	(1,629,000)	—	(1,629,000)
Balance, March 31, 2022	734,187	$2,092,000	$(90,523,000)	$(88,431,000)	$—	$(88,431,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the nine months ended March 31,	2023	2022
Cash Flows from operating activities
Net loss	$(2,386,000)	$(4,564,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net unrealized gain on marketable securities	(229,000)	(1,298,000)
Gain on debt extinguishment	—	(2,000,000)
Deferred taxes	—	(2,196,000)
Impairment loss on other investments	—	20,000
Depreciation and amortization	1,955,000	1,593,000
Amortization of loan costs	183,000	221,000
Amortization of related party notes payable	(425,000)	(426,000)
Change in operating assets and liabilities:
Investment in marketable securities	370,000	3,422,000
Accounts receivable	39,000	(172,000)
Other assets	(1,548,000)	(807,000)
Accounts payable and other liabilities	2,014,000	974,000
Accounts payable to related party	1,696,000	1,070,000
Due to securities brokers	(130,000)	(1,146,000)
Net cash provided by (used in) operating activities	1,539,000	(5,309,000)

Cash flows from investing activities
Investment in hotel furniture, equipment and building improvements	(4,131,000)	(1,694,000)
Investment in partnership interest	—	(344,000)
Net cash used in investing activities	(4,131,000)	(2,038,000)

Cash flow from financing activities
Proceeds from related party note payable	—	7,550,000
Issuance cost from refinance of related party loan	—	(50,000)
Payments of mortgage and other notes payable, net	(1,430,000)	(1,591,000)
Payments of finance leases	(159,000)	—
Net cash (used in) provided by financing activities	(1,589,000)	5,909,000

Net decrease in cash, cash equivalents, and restricted cash	(4,181,000)	(1,438,000)
Cash, cash equivalents, and restricted cash at the beginning of the period	8,888,000	8,532,000
Cash, cash equivalents, and restricted cash at the end of the period	$4,707,000	$7,094,000

Supplemental disclosure of cash flow:
Interest paid	$4,249,000	$4,974,000
Cash paid for taxes	$165,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements included herein have been prepared by Portsmouth Square, Inc. (“Portsmouth” or the “Company”), according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the audited condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited condensed consolidated financial statements of Portsmouth and the notes therein included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022. The condensed consolidated balance sheet as of June 30, 2022 was derived from the audited condensed consolidated financial statements as included in the Company’s Form 10-K for the year ended June 30, 2022.

The unaudited condensed consolidated financial statements include the accounts of our wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the nine months ended March 31, 2023 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2023.

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

Operating entered into a hotel management agreement (“HMA”) with Aimbridge Hospitality (“Aimbridge”) to manage the Hotel, along with its five-level parking garage, with an effective date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the February 3, 2017 date and automatically renews for successive one (1) year periods, not to exceed five years in the aggregate, subject to certain conditions. Under the terms of the HMA, base management fee payable to Aimbridge shall be one and seven-tenths percent (1.70%) of total Hotel revenue.

As of March 31, 2023, The InterGroup Corporation (“InterGroup”), a public company, owns approximately 75.6% of the outstanding common shares of Portsmouth and the Company’s Chairman of the Board and Chief Executive Officer, John V. Winfield, owns approximately 2.5% of the outstanding common shares of the Company. Mr. Winfield also serves as the President, Chairman of the Board and Chief Executive Officer of InterGroup and owns approximately 68% of the outstanding common shares of InterGroup as of March 31, 2023.

There have been no material changes to the Company’s significant accounting policies during the nine months ended March 31, 2023. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, for a summary of the significant accounting policies. Certain prior year amounts have been reclassified for consistency with the current period presentation on the unaudited condensed consolidated balance sheet. Finance leases of $183,000 as of June 30, 2022, and accounts payable - Hotel of $8,307,000 as of June 30, 2022, respectively, were reclassified to Accounts Payable and Other Liabilities. These reclassifications had no effect on the reported results of operations and financial position.

Recently Issued and Adopted Accounting Pronouncements

As of March 31, 2023, management does not expect a material impact from recently issued accounting pronouncements yet to be adopted, on the Company’s unaudited condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - LIQUIDITY

Historically, the Company’s cash flows have been primarily generated from our Hotel operations. However, the responses by federal, state, and local civil authorities to the COVID-19 pandemic continues to have a material detrimental impact on our liquidity. For the nine months ended March 31, 2023, our net cash provided by operating activities was $1,539,000. The Company has taken several steps to preserve capital and increase liquidity at our Hotel, including implementing strict cost management measures to eliminate non-essential expenses, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets. As the hospitality and travel environment continues to recover, the Company will continue to evaluate what services the Company brings back. During the nine months ended March 31, 2023, the Company continued to make capital improvements to the hotel in the amount of $4,131,000 and anticipates completing all rooms by the end of calendar year 2023.

The Company had cash and cash equivalents of $989,000 and $ 2,662,000 as of March 31, 2023 and June 30, 2022, respectively. The Company had marketable securities, net of margin due to securities brokers, of $400,000 and $411,000 as of March 31, 2023 and June 30, 2022, respectively. These marketable securities are short-term investments and liquid in nature.

On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000 and extended the maturity date of the loan to July 31, 2021. As of the date of this report, the maturity date was extended to July 31, 2023. On September 7, 2021, the Board of InterGroup passed resolution to provide funding to Portsmouth for the working capital of the Hotel up to $16,000,000 if necessary. Upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which memorialized the increase to $16,000,000 and the substitution of Portsmouth for Justice. During the fiscal year ending June 30, 2022, InterGroup advanced $7,550,000 to the Hotel, bringing the total amount due to InterGroup to $14,200,000 as of June 30, 2022 and March 31, 2023. Currently, the Company does not anticipate any need for additional funding from InterGroup. As of March 31, 2023, the Company has not made any pay-downs to its note payable to InterGroup. The Company could amend its by-laws and increase the number of authorized shares to issue additional shares to raise capital in the public markets if needed.

The Company’s known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including management and franchise fees, corporate expenses, payroll and related costs, taxes, interest and principal payments on our outstanding indebtedness, and repairs and maintenance of the Hotel. The Company has been and will continue its efforts to secure a new loan to replace its current first mortgage and mezzanine debt which matures on January 1, 2024. Management anticipates the successful completion of the hotel’s debt refinancing.

Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities and capital improvements of the Hotel. We will continue to finance our business activities primarily with existing cash, including from the activities described above, and cash generated from our operations. After considering our approach to liquidity and accessing our available sources of cash, the Company believes that our cash position will be adequate to meet anticipated requirements for operating and other expenditures, including corporate expenses, payroll and related benefits, taxes and compliance costs and other commitments, for at least twelve months from the date of issuance of these financial statements, even if current levels of occupancy and revenue per occupied room (“RevPAR”, calculated by multiplying the hotel’s average daily room rate by its occupancy percentage) were to persist. The objectives of our cash management policy are to maintain existing leverage levels and the availability of liquidity, while minimizing operational costs. However, there can be no guarantee that management will be successful with its plan.

PORTSMOUTH SQUARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides a summary as of March 31, 2023, the Company’s material financial obligations which also including interest payments:

	Total	3 Months 2023	Year 2024	Year 2025	Year 2026	Year 2027	Thereafter
Mortgage notes payable	$107,684,000	$444,000	$107,240,000	$—	$—	$—	$—
Related party notes payable	17,296,000	142,000	14,767,000	567,000	567,000	463,000	790,000
Interest	5,165,000	1,956,000	3,209,000	—	—	—	—
Total	$130,145,000	$2,542,000	$125,216,000	$567,000	$567,000	$463,000	$790,000

NOTE 3 - REVENUE

The following table presents our revenues disaggregated by revenue streams:

For the three months ended March 31,	2023	2022
Hotel revenues:
Hotel rooms	$8,968,000	$5,505,000
Food and beverage	744,000	372,000
Garage	609,000	677,000
Other operating departments	109,000	78,000
Total hotel revenues	$10,430,000	$6,632,000

For the nine months ended March 31,	2023	2022
Hotel revenues:
Hotel rooms	$28,020,000	$16,285,000
Food and beverage	1,905,000	934,000
Garage	2,148,000	2,352,000
Other operating departments	559,000	214,000
Total hotel revenues	$32,632,000	$19,785,000

Performance obligations

The Company identified the following performance obligations for which revenue is recognized as the respective performance obligations are satisfied, which results in recognizing the amount the Company expects to be entitled to for providing the goods or services:

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

PORTSMOUTH SQUARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company does not disclose the value of unsatisfied performance obligations for contracts with an expected length of one year or less. Due to the nature of our business, our revenue is not significantly impacted by refunds. Cash payments received in advance of guests staying at our hotel are refunded to hotel guests if the guest cancels within the specified time before any services are rendered. Refunds related to service are generally recognized as an adjustment to the transaction price at the time the hotel stay occurs or services are rendered.

Contract assets and liabilities

The Company does not have any material contract assets as of March 31, 2023 and June 30, 2022, other than trade and other receivables, net on our condensed consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

The Company records contract liabilities when cash payments are received or due in advance of guests staying at the hotel, which are presented within accounts payable and other liabilities on our condensed consolidated balance sheets and had a balance of $493,000 at July 1, 2022. During the nine months ended March 31, 2023, the entire $493,000 was recognized as revenue. Contract liabilities decreased to $364,000 as of March 31, 2023. The decrease as of March 31, 2023 was primarily driven by a decrease in advance deposits received from customers for services to be performed after as of March 31, 2023. Contract liabilities at July 1, 2021 was $161,000. During the nine months ended March 31, 2022, the entire $161,000 was recognized as revenues. Contract liabilities was $445,000 as of March 31, 2022.

Contract costs

The Company considers sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, the Company expenses these costs as incurred as our contracts with customers are less than one year.

PORTSMOUTH SQUARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 - INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

March 31, 2023	Cost	Accumulated Depreciation	Net Book Value
Land	$1,124,000	$—	$1,124,000
Finance Lease ROU assets	1,805,000	(1,160,000)	645,000
Furniture and Equipment	36,991,000	(29,321,000)	7,670,000
Building and improvements	56,274,000	(32,307,000)	23,967,000
Investment in Hotel, net	$96,194,000	$(62,788,000)	$33,406,000

June 30, 2022	Cost	Accumulated Depreciation	Net Book Value
Land	$1,124,000	$—	$1,124,000
Finance Lease ROU assets	1,805,000	(922,000)	883,000
Furniture and Equipment	32,860,000	(28,567,000)	4,293,000
Building and improvements	56,274,000	(31,344,000)	24,930,000
Investment in Hotel, net	$92,063,000	$(60,833,000)	$31,230,000

Finance lease ROU assets, furniture and equipment are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 3 to 7 years and amortized over the life of the lease. Building and improvements are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 15 to 39 years. Depreciation and amortization expense for the three months ended March 31, 2023 and March 31, 2022 was $693,000 and $550,000, respectively. Depreciation and amortization for the nine months ended March 31, 2023, and 2022 was $1,955,000 and $1,593,000, respectively.

NOTE 5 - INVESTMENT IN MARKETABLE SECURITIES, NET

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

As of March 31, 2023, and June 30, 2022, all the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments is included in earnings.

Trading securities are summarized as follows:

Investment	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain (Loss)	Fair Value
As of March 31, 2023
Corporate equities	$273,000	$176,000	$(49,000)	$127,000	$400,000

As of June 30, 2022
Corporate equities	$643,000	$42,000	$(144,000)	$(102,000)	$541,000

PORTSMOUTH SQUARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Net losses on marketable securities on the unaudited condensed consolidated statements of operations are comprised of realized and unrealized gains (losses). Below is the composition of net gains (losses) on marketable securities for the three and nine months ended March 31, 2023 and 2022, respectively:

For the three months ended March 31,	2023	2022
Realized gain on marketable securities, net	$—	$85,000
Unrealized (loss) gain on marketable securities, net	(5,000)	15,000
Net (loss) gain on marketable securities	$(5,000)	$100,000

For the nine months ended March 31,	2023	2022
Realized (loss) gain on marketable securities, net	$(137,000)	$1,000
Realized loss on marketable securities related to Comstock	—	(2,056,000)
Unrealized gain on marketable securities, net	229,000	1,298,000
Net gain (loss) on marketable securities	$92,000	$(757,000)

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

As of	March 31, 2023 Total - Level 1	June 30, 2022 Total - Level 1
Assets:
Investment in marketable securities:
REITs and real estate companies	$390,000	$162,000
Communication services	—	355,000
Basic materials	10,000	18,000
Utilities	—	5,000
Technology	—	1,000
	$400,000	$541,000

The fair values of investments in marketable securities are determined by the most recently traded price of each security at the balance sheet date.

PORTSMOUTH SQUARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 - CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows:

As of	March 31, 2023	June 30, 2022
Cash and cash equivalents	$989,000	$2,662,000
Restricted cash	3,718,000	6,226,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$4,707,000	$8,888,000

Restricted cash is comprised of amounts held by lenders for payment of real estate taxes, insurance, replacement and capital addition reserves for the Hotel.

NOTE 8 - SEGMENT INFORMATION

The Company operates in two reportable segments, the operation of the hotel (“Hotel Operations”) and the investment of its cash in marketable securities and other investments (“Investment Transactions”). These two operating segments, as presented in the unaudited condensed consolidated financial statements, reflect how management internally reviews each segment’s performance. Management also makes operational and strategic decisions based on this same information.

Information below represents reporting segments for the three and nine months ended March 31, 2023 and 2022, respectively. Operating income from Hotel operations consists of the operation of the hotel and operation of the garage. Loss from investment transactions consists of net investment gain (loss), dividend and interest income and trading and margin interest expense. The other segment consists of corporate general and administrative expenses and the income tax benefit for the entire Company.

As of and for the three months ended March 31, 2023	Hotel Operations	Investment Transactions	Corporate	Total
Revenues	$10,430,000	$—	$—	$10,430,000
Segment operating expenses	(8,413,000)	—	(496,000)	(8,909,000)
Segment income (loss)	2,017,000	—	(496,000)	1,521,000
Interest expense - mortgage	(1,584,000)	—	—	(1,584,000)
Interest expense - related party	(420,000)	—	—	(420,000)
Depreciation and amortization expense	(693,000)	—	—	(693,000)
Loss from investments	—	(93,000)	—	(93,000)
Income tax benefits	—	—	212,000	212,000
Net loss	(680,000)	(93,000)	(284,000)	(1,057,000)
Total assets	$39,682,000	$400,000	$9,080,000	$49,162,000

As of and for the three months ended March 31, 2022	Hotel Operations	Investment Transactions	Corporate	Total
Revenues	$6,632,000	$—	$—	$6,632,000
Segment operating expenses	(6,544,000)	—	(282,000)	(6,826,000)
Segment income (loss)	88,000	—	(282,000)	(194,000)
Interest expense - mortgage	(1,624,000)	—	—	(1,624,000)
Interest expense - related party	(385,000)	—	—	(385,000)
Depreciation and amortization expense	(550,000)	—	—	(550,000)
Income from investments	—	79,000	—	79,000
Income tax benefits	—	—	1,045,000	1,045,000
Net (loss) income	(2,471,000)	79,000	763,000	(1,629,000)
Total assets	$40,322,000	$1,412,000	$10,511,000	$52,245,000

PORTSMOUTH SQUARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of and for the nine months ended March 31, 2023	Hotel Operations	Investment Transactions	Corporate	Total
Revenues	$32,632,000	$—	$—	$32,632,000
Segment operating expenses	(26,445,000)	—	(1,321,000)	(27,766,000)
Segment income (loss)	6,187,000	—	(1,321,000)	4,866,000
Interest expense - mortgage	(4,871,000)	—	—	(4,871,000)
Interest expense - related party	(1,279,000)	—	—	(1,279,000)
Depreciation and amortization expense	(1,955,000)	—	—	(1,955,000)
Loss from investments	—	(79,000)	—	(79,000)
Income tax benefits	—	—	932,000	932,000
Net loss	(1,918,000)	(79,000)	(389,000)	(2,386,000)
Total assets	$39,682,000	$400,000	$9,080,000	$49,162,000

As of and for the nine months ended March 31, 2022	Hotel Operations	Investment Transactions	Corporate	Total
Revenues	$19,785,000	$—	$—	$19,785,000
Segment operating expenses	(19,356,000)	—	(892,000)	(20,248,000)
Segment income (loss)	429,000	—	(892,000)	(463,000)
Interest expense - mortgage	(4,939,000)	—	—	(4,939,000)
Interest expense - related party	(925,000)	—	—	(925,000)
Depreciation and amortization expense	(1,593,000)	—	—	(1,593,000)
Gain on extinguishment of debt	2,000,000	—	—	2,000,000
Loss from investments	—	(842,000)	—	(842,000)
Income tax benefits	—	—	2,198,000	2,198,000
Net (loss) income	(5,028,000)	(842,000)	1,306,000	(4,564,000)
Total assets	$40,322,000	$1,412,000	$10,511,000	$52,245,000

NOTE 9 - RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of related party and other notes payable as of March 31, 2023 and June 30, 2022, respectively:

As of	March 31, 2023	June 30, 2022
Note payable - InterGroup	$14,200,000	$14,200,000
Note Payable - Hilton	2,137,000	2,375,000
Note payable - Aimbridge	959,000	1,146,000
Total related party notes payable	$17,296,000	$17,721,000

On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000 and extended the maturity date of the loan to July 31, 2021. As of the date of this report, the maturity date was extended to July 31, 2023. Management anticipates Intergroup will expend the loan until July 31, 2024.

On September 7, 2021, the Board of InterGroup passed resolution to provide funding to Portsmouth for the working capital of the Hotel up to $16,000,000 if necessary. Upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which memorialized the increase to $16,000,000 and the substitution of Portsmouth for Justice. During the fiscal year ending June 30, 2022, InterGroup advanced $7,550,000 to the Hotel, bringing the total amount due to InterGroup to $14,200,000 as of June 30, 2022 and March 31, 2023. Currently, the Company does not anticipate any need for additional funding from InterGroup. As of March 31, 2023, the Company has not made any pay-downs to its note payable to InterGroup. The Company could amend its by-laws and increase the number of authorized shares to issue additional shares to raise capital in the public markets if needed. The note payable to InterGroup carries an interest rate of 12% per annum.

PORTSMOUTH SQUARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company has been and will continue its efforts to secure a new loan to replace its current first mortgage and mezzanine debt which matures on January 1, 2024. Management anticipates the successful completion of the hotel’s debt refinancing.

Note payable to Hilton (Franchisor) is a self-exhausting, interest free development incentive note which is reduced by approximately $317,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton.

On February 1, 2017, Operating entered into an HMA with Aimbridge to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Aimbridge to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second anniversary of the takeover date. During the first quarter of fiscal year 2021, the Hotel obtained approval from Aimbridge to use the key money for hotel operations and the funds were exhausted by December 31, 2020. The unamortized portion of $959,000 and $1,146,000 of the key money is included in the related party notes payable in the consolidated balance sheets as of March 31, 2023 and June 30, 2022, respectively.

Future minimum principal payments for all related party and other financing transactions are as follows:

For the year ending June 30,
2023 (3 months)	$142,000
2024	14,767,000
2025	567,000
2026	567,000
2027	463,000
Thereafter	790,000
$17,296,000

As of March 31, 2023 and June 30, 2022, the Company had accounts payable to related party of $6,604,000 and $4,908,000, respectively. These are amounts due to InterGroup and represent accrued interests and certain shared costs and expenses, primarily general and administrative expenses, rent, insurance, and other expenses. Accrued interest within accounts payable to related party amounted to $1,139,000 and $810,000 as of March 31, 2023 and June 30, 2022, respectively.

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December 2013. The 10-year mortgage loan is secured by the Company’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due through January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period through its maturity date of January 2024. Outstanding principal balance on the loan was $87,683,757 and $89,114,000 as of March 31, 2023 and June 30, 2022, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by Portsmouth in favor of the mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan had an interest rate of 9.75% per annum and a maturity date of January 1, 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender. On July 31, 2019, Mezzanine refinanced the mezzanine loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan, which had a 9.75% per annum interest rate, was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly. Unamortized deferred financing costs were $183,000 and $367,000 as of March 31, 2023 and June 30, 2022, respectively.

PORTSMOUTH SQUARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Effective May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain certain net worth and liquidity. As of March 31, 2023, InterGroup is in compliance with both requirements. However, due to the Hotel’s ongoing recovery from the negative impact of Covid19 in the Hotel’s cash flow, Operating has not been meeting certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lockbox by the Lender for all cash collected by the Hotel. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR.

The Company’s Board of Directors is currently comprised of directors John V. Winfield, William J. Nance, John C. Love, and Steve Grunwald. Director Jerold R. Babin, 90, passed away in October 2022 and was replaced by Yvonne Murphy. All the Company’s directors also serve as directors of InterGroup. The Company’s director and Chairman of the Audit Committee, William J. Nance, serves as Comstock’s director and Chairman of the Audit and Finance, Compensation and Nominating and Governance Committees of Comstock. Mr. Nance is also a shareholder of Comstock and is the beneficial owner of 0.2% of Comstock’s shares.

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

NOTE 10 - ACCOUNTS PAYABLE AND OTHER LIABILITIES

The following summarizes the balances of accounts payable and other liabilities as of March 31, 2023 and June 30, 2022, respectively.

As of	March 31, 2023	June 30, 2022
Trade payable	$1,462,000	$2,841,000
Advance deposits	389,000	493,000
Payroll and related accruals	2,524,000	2,223,000
Management fees payable	—	76,000
Mortgage interest payable	1,135,000	513,000
Withholding and other taxes payable	700,000	920,000
Security deposit	52,000	52,000
Finance leases	—	183,000
Franchise fee payable	2,219,000	184,000
Management fee payable	1,488,000	1,078,000
Other payables	611,000	162,000
Total accounts payable and other liabilities	$10,580,000	$8,725,000

NOTE 11 - SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date that the accompanying unaudited condensed consolidated financial statements were issued and has determined that no material subsequent events exist through the date of this filing.

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

We believe the distribution of the COVID-19 vaccine during 2021 drove the improvement in traveler sentiment we experienced and resulted in an improvement in occupancy, Average Daily Rate (“ADR”) and Revenue per Available Room (“RevPAR”) during 2021 and 2022. If additional virus variants emerge causing re-imposed widespread travel restrictions, the hospitality industry will be negatively affected. While there can be no assurances that the Company will not experience further fluctuations in hotel revenues or earnings due to macroeconomic factors, such as inflation, increases in interest rates, potential economic slowdown or a recession and geopolitical conflicts, we expect to continue to recover through the remainder of fiscal year 2023 based on current demand trends.

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

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The Company had net loss of $1,057,000 for the three months ended March 31, 2023 compared to net loss of $1,629,000 for the three months ended March 31, 2022.

Hotel Operations

The Company had net loss from Hotel operations of $680,000 for the three months ended March 31, 2023 compared to net loss of $2,471,000 for the three months ended March 31, 2022. The decreased loss is primarily attributed to increase in revenues due to improvement in-group base specifically Company Meetings, Transient Retail production and the return of San Francisco largest citywide convention-JP Morgan on January 2023.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended March 31, 2023 and 2022:

For the three months ended March 31,	2023	2022
Hotel Revenues:
Hotel revenue	$8,968,000	$5,505,000
Food and beverage revenue	744,000	372,000
Garage revenue	609,000	677,000
Other	109,000	78,000
Total Hotel Revenues	10,430,000	6,632,000
Operating expenses excluding interest, depreciation and amortization	(8,413,000)	(6,544,000)
Operating income before interest, depreciation and amortization	2,017,000	88,000
Interest expense - mortgage	(1,584,000)	(1,624,000)
Interest expense - related party	(420,000)	(385,000)
Depreciation and amortization expense	(693,000)	(550,000)
Net loss from Hotel operations	$(680,000)	$(2,471,000)

For the three months ended March 31, 2023, the Hotel had revenues of $10,430,000 as compared with total revenues for the three months ended March 31, 2022 of $6,632,000. The Hotel had operating income before interest, depreciation, and amortization of $2,017,000 and $88,000 for the three months ended March 31, 2023 and March 31, 2022, respectively.

For the three months ended March 31, 2023, room revenues increased by $3,463,000, food and beverage revenue increased by $372,000 and garage decreased by $68,000 compared to the three months ended March 31, 2022. The year over year increase in all the revenue sources, except for garage revenues, which remained stable, are a result in improvement in group base specifically Company meetings and Social events, increase in retail internet production in transient channels and return of San Francisco largest city wide convention-JP Morgan on January 2023. Total operating expenses increased by $1,869,000 due to the increase in salaries and wages, commission, credit card fees, management fees, and franchise fees.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the three months ended March 31, 2023 and 2022:

Three Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR
2023	234	78%	183
2022	149	74%	110

The Hotel’s revenues increased by 56% this quarter as compared to the previous comparable quarter. Average daily rate increased by $61, average occupancy increased by 7%, and RevPAR increased by $60 for the three months ended December 31, 2022 compared to the three months ended December 31, 2021.

Investment Transactions

The Company had a net loss on marketable securities of $5,000 for the three months ended March 31, 2023 compared to a net gain on marketable securities of $100,000 for the three months ended March 31, 2022. For the three months ended March 31, 2023, the Company had a net unrealized loss of $5,000. For the three months ended March 31, 2022, the Company had a net realized gain of $85,000 and a net unrealized gain of $15,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company consolidated Justice (“Hotel”) for financial reporting purposes and was not taxed on its non-controlling interest in the Hotel. However, effective July 15, 2021, the Company become the owner of 100% of Justice and will include all the Hotel’s income and expense accounts into its income taxes calculations going forward. The income tax benefit during the three months ended March 31, 2023 and 2022 represents the income tax effect on the Company’s pretax loss which includes the operations of the Hotel.

Nine Months Ended March 31, 2023 Compared to Nine Months Ended March 31, 2022

The Company had net loss of $2,386,000 for the nine months ended March 31, 2023 compared to net loss of $4,564,000 for the nine months ended March 31, 2022. The change is primarily attributable to the increase in Hotel revenue.

Hotel Operations

The Company had net loss from Hotel operations of $1,918,000 for the nine months ended March 31, 2023 compared to net loss of $5,028,000 for the nine months ended March 31, 2022. The decrease in loss is primarily attributed to the increased revenues as the hospitality market continues to improve in group base specifically Company meetings and Social events, retail transient production and the return of San Francisco largest citywide convention JP Morgan on January 2023.

The following table sets forth a more detailed presentation of Hotel operations for the nine months ended March 31, 2023 and 2022:

For the nine months ended March 31,	2023	2022
Hotel Revenues:
Hotel revenue	$28,020,000	$16,285,000
Food and beverage revenue	1,905,000	934,000
Garage revenue	2,148,000	2,352,000
Other	559,000	214,000
Total Hotel Revenues	32,632,000	19,785,000
Operating expenses excluding interest, depreciation and amortization	(26,445,000)	(19,356,000)
Operating income before interest, depreciation and amortization	6,187,000	429,000
Gain on extinguishment of debt	—	2,000,000
Interest expense - mortgage	(4,871,000)	(4,939,000)
Interest expense - related party	(1,279,000)	(925,000)
Depreciation and amortization expense	(1,955,000)	(1,593,000)
Net loss from Hotel operations	$(1,918,000)	$(5,028,000)

For the nine months ended March 31, 2023, the Hotel had total revenues of $32,632,000 as compared with total revenues for the nine months ended March 31, 2022 of $19,785,000. The Hotel had operating income before interest, depreciation, and amortization of $6,187,000 and $429,000 for the nine months ended March 31, 2023 and 2022, respectively.

For the nine months ended March 31, 2023, hotel revenues increased by $11,735,000, food and beverage revenue increased by $971,000, and garage revenue decreased by $204,000, compared to the nine months ended March 31, 2022. The year over year increases in all revenues sources, except for garage revenue are a result of improve in group base specifically Company Meetings and Social events, Retail Transient production and the return of San Francisco Larges citywide convention JP Morgan on January 2023. Total operating expenses increased by $7,089,000 due to increases in salaries and wages, rooms commission, credit card fees, management fees, and franchise fees.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the nine months ended March 31, 2023 and 2022.

Nine Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR
2023	221	85%	188
2022	143	76%	109

Investment Transactions

The Company had a net gain on marketable securities of $92,000 for the nine months ended March 31, 2023 compared to a net loss on marketable securities of $757,000 for the nine months ended March 31, 2022. For the nine months ended March 31, 2023, the Company had a net realized loss of $137,000 and a net unrealized gain of $229,000. For the nine months ended March 31, 2022, the Company had a net realized loss of $2,056,000 and a net unrealized gain of $1,299,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company consolidated Justice (“Hotel”) for financial reporting purposes and was not taxed on its non-controlling interest in the Hotel. However, effective July 15, 2021, the Company become the owner of 100% of Justice and will include all the Hotel’s income and expense accounts into its income taxes calculations going forward. The income tax benefit during the nine months ended March 31, 2023 and 2022 represent the income tax effect on the Company’s pretax loss which includes the operations of the Hotel.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of March 31, 2023 and June 30, 2022 by selected industry groups.

As of March 31, 2023
Industry Group	Fair Value	% of Total Investment Securities
REIT and real estate companies	$390,000	97.5%
Basic materials	10,000	2.5%
	$400,000	100.0%

As of June 30, 2022
Industry Group	Fair Value	% of Total Investment Securities
Communication Services	$355,000	65.6%
REIT and real estate companies	162,000	29.9%
Basic materials	18,000	3.3%
Utilities	5,000	0.9%
Technology	1,000	0.2%
	$541,000	100.0%

As of March 31, 2023, the Company’s investment portfolio includes two equity positions. The Company holds one equity security that is more than 10% of the equity value of the portfolio. The largest security position represents 98% of the portfolio and consists of the common stock of American Realty Investors, Inc. (NYSE: ARL) and is included in REITs and real estate companies industry group.

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

The following table shows the net (loss) gain on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended March 31,	2023	2022
Net (loss) gain on marketable securities	$(5,000)	$100,000
Dividend and interest income	1,000	27,000
Margin interest expense	—	(7,000)
Trading and management expenses	(89,000)	(41,000)
	$(93,000)	$79,000

For the nine months ended March 31,	2023	2022
Net gain (loss) on marketable securities	$92,000	$(757,000)
Impairment loss on other investments	—	(20,000)
Dividend and interest income	33,000	91,000
Margin interest expense	(1,000)	(35,000)
Trading and management expenses	(203,000)	(121,000)
	$(79,000)	$(842,000)

FINANCIAL CONDITION AND LIQUIDITY

The Company had cash, cash equivalents and restricted cash of $4,707,000 and $8,888,000 as of March 31, 2023 and June 30, 2022, respectively. The Company had marketable securities, net of margin due to securities brokers, of $400,000 and $411,000 as of March 31, 2023 and June 30, 2022, respectively. These marketable securities are short-term investments and liquid in nature.

On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000 and extended the maturity date of the loan to July 31, 2021. As of the date of this report, the maturity date was extended to July 31, 2023. Management anticipates Intergroup will expend the loan until July 31, 2024.

On September 7, 2021, the Board of InterGroup passed resolution to provide funding to Portsmouth for the working capital of the Hotel up to $16,000,000 if necessary. Upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which memorialized the increase to $16,000,000 and the substitution of Portsmouth for Justice. During the fiscal year ending June 30, 2022, InterGroup advanced $7,550,000 to the Hotel, bringing the total amount due to InterGroup to $14,200,000 as of June 30, 2022 and December 31, 2022. Currently, the Company does not anticipate any need for additional funding from InterGroup. As of March 31, 2023, the Company has not made any pay-downs to its note payable to InterGroup. The Company could amend its by-laws and increase the number of authorized shares to issue additional shares to raise capital in the public markets if needed.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including management and franchise fees, corporate expenses, payroll and related costs, taxes, interest and principal payments on our outstanding indebtedness, and repairs and maintenance of the Hotel. The Company has been and will continue its efforts to secure a new loan to replace its current first mortgage and mezzanine debt which matures on January 1, 2024. Management anticipates the successful completion of the hotel’s debt refinancing. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities and capital improvements of the Hotel. We will continue to finance our business activities primarily with existing cash, including from the activities described above, and cash generated from our operations. After considering our approach to liquidity and accessing our available sources of cash, we believe that our cash position will be adequate to meet anticipated requirements for operating and other expenditures, including corporate expenses, payroll and related benefits, taxes and compliance costs and other commitments, for at least twelve months from the date of issuance of these financial statements, even if current levels of occupancy and revenue per occupied room (“RevPAR”, calculated by multiplying the hotel’s average daily room rate by its occupancy percentage) were to persist. The objectives of our cash management policy are to maintain existing leverage levels and the availability of liquidity, while minimizing operational costs. However, there can be no guarantee that management will be successful with its plan

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of March 31, 2023, the Company’s material financial obligations which also including interest payments:

	Total	3 Months 2023	Year 2024	Year 2025	Year 2026	Year 2027	Thereafter
Mortgage note payable	$107,684,000	$444,000	$107,240,000	$—	$—	$—	$—
Related party notes payable	17,296,000	142,000	14,767,000	567,000	567,000	463,000	790,000
Interest	5,165,000	1,956,000	3,209,000	—	—	—	—
Total	$130,145,000	$2,542,000	$125,216,000	$567,000	$567,000	$463,000	$790,000

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

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those that are most significant to the portrayal of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an ongoing basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies or methods or assumptions during the nine months ended March 31, 2023.

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

HOTEL ASSETS AND DEFINITE-LIVED INTANGIBLE ASSETS

We evaluate property and equipment, and definite-lived intangible assets for impairment quarterly, and when events or circumstances indicate the carrying value may not be recoverable, we evaluate the net book value of the assets by comparing to the projected undiscounted cash flows of the assets. We use judgment to determine whether indications of impairment exist and consider our knowledge of the hospitality industry, historical experience, location of the property, market conditions, and property-specific information available at the time of the assessment. The results of our analysis could vary from period to period depending on how our judgment is applied and the facts and circumstances available at the time of the analysis. When an indicator of impairment exists, judgment is also required in determining the assumptions and estimates to use within the recoverability analysis and when calculating the fair value of the asset or asset group, if applicable. Changes in economic and operating conditions impacting the judgments used could result in impairments to our long-lived assets in future periods. Historically, changes in estimates used in the property and equipment and definite-lived intangible assets impairment assessment process have not resulted in material impairment charges in subsequent periods as a result of changes made to those estimates. There were no indicators of impairment on its hotel investments or intangible assets and accordingly no impairment losses recorded during the three and nine months ended March 31, 2023 and 2022, respectively.

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

PORTSMOUTH SQUARE, INC.
(Registrant)

Date: May 15, 2023	by	/s/ John V. Winfield
John. V. Winfield
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	by	/s/ David C. Gonzalez
David C. Gonzalez
President, Advisor of Executive Strategic Real Estate and Securities Investment Committee
(Interim Principal Financial Officer)

