Form 10-K
period 2023-06-30
PORTSMOUTH SQUARE INC
filed 2023-10-16
CIK 79661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

☐ Yes ☒ No

The aggregate market value of the Common Stock, no par value, held by non-affiliates computed by reference to the closing price reported on December 31, 2022 was $7,081,000.

The number of shares outstanding of registrant’s Common Stock, as of October 13, 2023 was 734,187.

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, including anticipated repayment of certain of the Company’s indebtedness, the impact to our business and financial condition, the effects of competition and the effects of future legislation or regulations and other non-historical statements, the impact from macroeconomic factors (including inflation, increases in interest rates, potential economic slowdown or a recession and geopolitical conflicts). Forward-looking statements include all statements that are not historical facts, and in some cases, can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events.

All such forward-looking statements are based on current expectations of management and therefore involve estimates and assumptions that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the results expressed in these forward-looking statements. You should not place undue reliance on any forward-looking statements, and we urge investors to carefully review the disclosures we make concerning risks and uncertainties in Item 1A: “Risk Factors” in this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

The risk factors discussed in Item 1A: “Risk Factors” could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.

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

PART I

Item 1. Business.

GENERAL

Portsmouth Square, Inc. (referred to as “Portsmouth” or the “Company” and may also be referred to as “we” “us” or “our”) is a California corporation, incorporated on July 6, 1967, for the purpose of acquiring a hotel property in San Francisco, California through a California limited partnership, Justice Investors Limited Partnership (“Justice” or the “Partnership”). As of June 30, 2023, approximately 75.7% of the outstanding common stock of Portsmouth was owned by The InterGroup Corporation (“InterGroup”), a public company (NASDAQ: INTG). As of June 30, 2023, the Company’s Chairman of the Board and Chief Executive Officer, John V. Winfield, owns approximately 2.5% of the outstanding common shares of the Company. Mr. Winfield also serves as the President, Chairman of the Board and Chief Executive Officer of InterGroup and owns approximately 68.6% of the outstanding common shares of InterGroup as of June 30, 2023.

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

HILTON HOTELS FRANCHISE LICENSE AGREEMENT

The Partnership entered into a Franchise License Agreement (the “License Agreement”) with the HLT Existing Franchise Holding LLC (“Hilton”) on December 10, 2004. The term of the License Agreement was for an initial period of fifteen years commencing on the date the Hotel began operating as a Hilton hotel, with an option to extend the License Agreement for another five years, subject to certain conditions. On June 26, 2015, Operating and Hilton entered into an amended franchise agreement that, among other things, extended the License Agreement through 2030, and provided the Justice with certain key money cash incentives to be earned through 2030.

HOTEL MANAGEMENT COMPANY AGREEMENT

Operating entered into a hotel management agreement (“HMA”) with Aimbridge Hospitality (“Aimbridge”) to manage the Hotel, along with its five-level parking garage, with an effective date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the February 3, 2017 date and automatically renews for successive one (1) year periods, not to exceed five years in the aggregate, subject to certain conditions. Under the terms on the HMA, base management fee (“Basic Fee”) payable to Aimbridge shall be one and seven-tenths percent (1.70%) of total Hotel revenue. In addition to the Basic Fee, Aimbridge shall be entitled to an annual incentive fee for each fiscal year equal to ten percent (10%) of the amount by which Gross Operating Profit in the current fiscal year exceeds the previous fiscal year’s Gross Operating Profit.

For the fiscal years ended June 30, 2023 and 2022, hotel management fees were $711,000 and $530,000, and incentive fees of $505,000 and $525,000, respectively, offset by key money amortization of $250,000 for both years and are included in Hotel operating expenses in the consolidated statements of operations. As part of the Hotel management agreement, Aimbridge, through the Company’s wholly owned subsidiary, Kearny Street Parking LLC, manages the parking garage in-house.

CHINESE CULTURE FOUNDATION LEASE

On March 15, 2005, the Hotel entered an amended lease with the Chinese Culture Foundation of San Francisco (the “Foundation”) for the third-floor space of the Hotel commonly known as the Chinese Culture Center, which the Foundation had right to occupy pursuant to a 50-year nominal rent lease that began in 1967.

The amended lease, among other things, requires the Hotel to pay to the Foundation a monthly event space fee in the amount of $5,000, adjusted annually based on the local Consumer Price Index. As of June 30, 2023, monthly event space fee is $7,131. The term of the amended lease expires on October 17, 2023, with an automatic extension for another 10-year term if the property continues to be operated as a hotel. Subject to certain conditions as set forth in the amended lease, the Foundation is entitled to reserve for a maximum of 75 days per calendar year for use of the event space. If the Hotel needs the event space during one of the dates previously reserved by the Foundation, the Hotel shall pay the Foundation $4,000 per day for using the event space. During the fiscal years ended June 30, 2023 and 2022, the Hotel paid the Foundation $20,000 and $12,000 for such fees, respectively.

MARKETABLE SECURITIES INVESTMENT POLICIES

In addition to its Hotel operations, the Company also invests from time to time in income producing instruments, corporate debt and equity securities, publicly traded investment funds, mortgage-backed securities, securities issued by REITs and other companies which invest primarily in real estate.

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

The Company may also invest, with the approval of the Committee, in unlisted securities, such as convertible notes, through private placements including private equity investment funds. Those investments in non-marketable securities are carried at cost on the Company’s consolidated balance sheets as part of other investments and reviewed for impairment on a periodic basis.

The Company may utilize margin for its marketable securities purchases using standard margin agreements with national brokerage firms. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky, and the market value of the portfolio may be subject to large fluctuations. Margin balances due on June 30, 2023 and 2022 were zero and $130,000 respectively.

As Chairman of the Committee and of the Company, John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of the Board of InterGroup and oversees the investment activity of InterGroup. Effective June 2016, Mr. Winfield became the Managing Director of Justice up to Justice’s dissolution in December 2021. Depending on certain market conditions and various risk factors, the Chief Executive Officer and InterGroup may, at times, invest in the same companies in which the Company invests. Such investments align the interests of the Company with the interests of these related parties because it places the personal resources of the Chief Executive Officer and the resources of InterGroup, at risk in substantially the same manner as the Company in connection with investment decisions made on behalf of the Company.

Further information with respect to investment in marketable securities and other investments of the Company is set forth in Management Discussion and Analysis of Financial Condition and Results of Operations section and Notes 6 and 7 of the Notes to Consolidated Financial Statements.

SEASONALITY

Historically, the Hotel’s operation has been seasonal under normal circumstances. Like most hotels in the San Francisco area, the Hotel generally maintained high occupancy and room rates during the entire year except for the weeks starting from Thanksgiving to first week of January due to the holiday season. These seasonal patterns can be expected to cause fluctuations in the quarterly revenues of the Hotel. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information regarding the effects on our results of operations.

COMPETITION

The Hotel has navigated this very competitive market nimbly and has consistently been ranked the number one hotel in its Competitive Set (“CompSet”) based on our ability to drive occupancy. During 2021 and first part of calendar 2022, we took advantage of the slow periods to make certain capital improvements including complete refinishing of all guest room furniture, resurfacing half of the hotel bathtubs that needed repair, refreshed meeting space and lobby paint and vinyl, replaced all bed frames and socks, and completed the carpet and wall covering corridor installation. In November 2022, we began our guestroom renovation and had completed approximately 200 guestrooms as of June 30, 2023. Hotel improvements are ongoing to remain competitive and we anticipate completing the guestroom renovations by the end March 2024.

As of the date of this report, the competition for business is very strong as there still hasn’t been a rebound close to 2019 for the overall San Francisco market. The fiscal year ending June 30, 2023, the Hotel’s Competitive Set (“CompSet”) was running 64% occupancy and average daily rate of $236 for a RevPAR of $152. The Hotel has fared drastically better than its CompSet by aggressively pursuing all segments and opening all channels on off peak days and limiting access over peak demand dates. At the end of fiscal year ending June 30, 2023, the Hotel was running occupancy of 83% including the vacancy of the “Out Of Order” rooms of about 13% at $195 average daily rate for a RevPAR of $161, giving the Hotel a RevPAR index of 106%.

The Hotel’s location in the San Francisco Financial District historically had provided greater opportunities over its competitors when it comes to developing relationships with the Financial District entities and the customers who regularly do business in the downtown area. With limited business travel to San Francisco for the time, we are competing with hotels in more tourist attracting locations and amenities for the leisure traveler. The ability to capitalize on the strong midweek demand of the individual business traveler to the Financial District has been the focus during the timeframe of strong growth in the market. The shift to attracting leisure travel has pushed the hotel to price aggressively to lure competition from the more tourist locations in San Francisco.

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

ENVIRONMENTAL MATTERS

In connection with the ownership of the Hotel, the Company is subject to various federal, state and local laws, ordinances and regulations relating to environmental protection. Under these laws, the current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on, under or in such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances.

Environmental consultants retained by Justice and its lenders conducted updated Phase I environmental site assessments in fiscal year ended June 30, 2014 on the Hotel property. These Phase I assessments relied, in part, on Phase I environmental assessments prepared in connection with the Partnership’s first mortgage loan obtained in December 2013. Phase I assessments are designed to evaluate the potential for environmental contamination on properties based generally upon site inspections, facility personnel interviews, historical information, and certain publicly available databases; however, Phase I assessments will not necessarily reveal the existence or extent of all environmental conditions, liabilities or compliance concerns at the properties.

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

The Company believes that the Hotel is in compliance, in all material respects, with all federal, state, and local environmental ordinances and regulations regarding hazardous or toxic substances and other environmental matters, the violation of which could have a material adverse effect on the Company. The Company has not received written notice from any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of its present properties.

EMPLOYEES

As of June 30, 2023, Portsmouth had two full-time employees. The employees of the Company are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

The hotel operations had 187 employees as of June 30, 2023. On February 3, 2017, Aimbridge assumed all labor union agreements and Justice provides all funding for all payroll and related costs. As of June 30, 2023, approximately 90% of those employees were represented by one of three labor unions, and their terms of employment were determined under various collective bargaining agreements (“CBAs”) to which Aimbridge was a party. CBA for Local 2 (Hotel and Restaurant Employees) expired on August 13, 2022 and a new MOU was signed June 26, 2023. CBA for Local 856 (International Brotherhood of Teamsters) expired on December 31, 2022 and a new agreement was signed on April 26, 2023. CBA for Local 39 (Stationary Engineers) will expire on July 31, 2024.

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

Due to a number of factors affecting consumers, the outlook for the lodging industry remains uncertain. These factors have resulted at times in the past and could continue to result in the future in fewer customers visiting, or customers spending less, in San Francisco, as compared to prior periods. The macro-economic situation of a looming US/Global recession has seen business reducing or eliminating typical travel and group meetings in efforts to be conservative in uncertain financial times. Leisure travel and other leisure activities represent discretionary expenditures, and participation in such activities tends to decline during economic downturns, during which consumers generally have less disposable income. As a result, in those times customer demand for the luxury amenities and leisure activities that we offer may decline. Furthermore, during periods of economic contraction, revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings.

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

Our business in San Francisco and the hospitality industry has a limited base of operations and substantially all of our revenues are currently generated by the Hotel in San Francisco, California. Accordingly, we are subject to greater risks than a more diversified hotel or resort operator and the profitability of our operations is linked to local economic conditions in San Francisco. The combination of a decline in the local economy of San Francisco, reliance on a single location and the significant investment associated with it may cause our operating results to fluctuate significantly and may adversely affect us and materially affect our total profitability.

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

The debt agreement that governs our outstanding indebtedness due January 2024 could result in our being required to repay these borrowings on their due date. If we are forced to refinance these borrowings on less favorable terms or are unable to refinance these borrowings, our financial condition and results of operations could be adversely affected.

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

The Company invests from time to time in marketable securities. As a result, the Company is exposed to market volatility in connection with these investments. The Company’s financial position and financial performance could be adversely affected by worsening market conditions or stagnant performance of such investments.

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

We are a party, from time to time, to various litigation claims and legal proceedings, government and regulatory inquiries and/or proceedings, including, but not limited to, intellectual property, premises liability and breach of contract claims. Material legal proceedings are described more fully in Note 15, Commitments and Contingencies, to our consolidated financial statements, included in Item 8 of this Annual Report on Form 10-K.

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

As of June 30, 2023, InterGroup owns 75.7% of the Company’s outstanding common stock. Because of this concentrated stock ownership, the Company’s largest shareholders will be able to significantly influence the election of the Company’s board of directors and all other decisions on all matters requiring shareholder approval. As a result, the ability of other shareholders to determine the management and policies of the Company is significantly limited. The interests of these shareholders may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. This level of control may also have an adverse impact on the market value of our shares because our largest shareholders may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell enough shares to significantly decrease our price per share.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

SAN FRANCISCO HOTEL PROPERTY

The Hotel is owned by Portsmouth through its wholly owned subsidiary, Justice Operating Company, LLC. The Hotel is centrally located in the Financial District in San Francisco, one block from the Transamerica Pyramid. The Embarcadero Center is within walking distance and North Beach is two blocks away. Chinatown is directly across the bridge that runs from the Hotel to Portsmouth Square Park. The Hotel is a 31-story (including parking garage), steel and concrete, A-frame building, built in 1970. The Hotel has 544 well-appointed guest rooms and luxury suites situated on 22 floors. The Hotel has a restaurant, a lounge, and a private dining room on 3,700 square feet; additionally, there are two kitchens to service the restaurant and banquets and a fully equipped gym. The third floor houses the Chinese Culture Center (the “CCC”), its administrative office, and a grand ballroom. The Hotel has approximately 22,000 square feet of meeting room space, including the grand ballroom. Other features of the Hotel include a 5-level underground parking garage and pedestrian bridge across Kearny Street connecting the Hotel and the CCC with Portsmouth Square Park in Chinatown.

As required by its senior lender, the Company will continue to make minimum payments into its furniture, fixtures, and equipment (“FF&E”) escrow account held by its senior lender of the greater of 4% of annual revenues or a minimum of $1,952,000 per annum. In the opinion of management, the Hotel is adequately covered by insurance.

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

The Mortgage Loan is secured by the Company’s principal asset, the Hotel. The Mortgage Loan bears an interest rate of 5.275% per annum and matures on January 1, 2024. The term of the loan is ten years with interest only due in the first three years and principal and interest payments to be made during the remaining seven years of the loan based on a thirty-year amortization schedule. The Mortgage Loan also requires payments for impounds related to property tax, insurance and FF&E reserves. As additional security for the Mortgage Loan, there is a limited guaranty (“Mortgage Guaranty”) executed by the Company in favor of the Mortgage Lender.

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

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance, or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties are full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer, or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Partnership was required to maintain a certain minimum net worth and liquidity. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for the $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of June 30, 2023 and 2022, InterGroup is in compliance with both requirements. Justice Operating Company, LLC is not meeting certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lockbox and cash sweep by the Lender for all cash collected by the Hotel, and under certain terms, would allow the Lender to request Operating to replace its hotel management company. The DSCR for Operating had been below 1.00 from third quarter of fiscal year 2023 to fourth quarter of fiscal year 2023 while it is required to maintain a DSCR of at least 1.10 to 1.00 for two consecutive quarters. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR. Justice has not missed any of its debt service payments and does not anticipate missing any debt obligations up to their maturity.

Each of the Loan Agreements contains customary representations and warranties, events of default, reporting requirements, affirmative covenants and negative covenants, which impose restrictions on, among other things, organizational changes of the respective borrower, operations of the Property, agreements with affiliates and third parties. Each of the Loan Agreements also provides for mandatory prepayments under certain circumstances (including casualty or condemnation events) and voluntary prepayments, subject to satisfaction of prescribed conditions set forth in the Loan Agreements. The Company is working with various potential lenders to refinance its current senior mortgage and mezzanine debt which will mature on January 1, 2024.

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 31, 2023. On December 16, 2020, the Partnership and InterGroup entered into a loan modification agreement which increased the Partnership’s borrowing from InterGroup as needed up to $10,000,000. Upon the dissolution of the Partnership in December 2021, Portsmouth assumed the Partnership’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. As of June 30, 2023 and 2022, the balance of the loan was $15,700,000 and $14,200,000, net of loan amortization costs of zero, respectively. In July 2023, the note maturity date was extended to July 31, 2025 and the borrowing amount available was increased to $20,000,000. The Company agreed to a 0.5% loan extension and modification fee payable to InterGroup.

As a result of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020, additional avenues of relief may be available to workers and families through enhanced unemployment insurance provisions and to small businesses through programs administered by the Small Business Administration (“SBA”). The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also established a Paycheck Protection Program (“PPP”), whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs.On February 3, 2021, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the SBA Loan. As of June 30, 2021, Justice used all proceeds from the SBA Loan primarily for payroll costs. The SBA Loan was scheduled to mature on February 3, 2026, had a 1.00% interest rate, and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On November 19, 2021, the SBA Loan was forgiven in full and $2,000,000 was recorded as gain on debt extinguishment on the consolidated statement of operations for the fiscal year ending June 30, 2022.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Portsmouth’s common stock is traded on the OTC Market Inc.’s Pink tier under the symbol PRSI. As of June 30, 2023, the number of holders of record of the Company’s Common Stock was approximately 126. Such number of owners was determined from the Company’s shareholders records and does not include beneficial owners of the Company’s Common Stock whose shares are held in the names of various brokers, clearing agencies or other nominees.

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

PURCHASES OF EQUITY SECURITIES

Portsmouth did not repurchase any of its own securities during the fourth quarter of its fiscal year ending June 30, 2023 and does not have any publicly announced repurchase program.

Item 6. Selected Financial Data.

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements, related notes included thereto and Item 1A., “Risk Factors,” appearing elsewhere in this Annual Report on Form 10-K. For the discussion and analysis of our 2022 financial condition and results of operations compared to 2023, refer to Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2023.

NEGATIVE EFFECTS OF CIVIL AUTHORITY ACTIONS ON OUR BUSINESS

There are several factors at play that are having a negative impact on our business and the entire hospitality community in San Francisco. The constant “doom loop” of negative headlines picked up in main stream media, particularly outlets like Fox News that have made San Francisco their punching back and find ways to amplify any negative story line in the city. The macro economic situation of a looming US/Global recession have seen business reducing or eliminating typical travel and group meetings in efforts to be conservative in uncertain financial times. The micro economic situation specific to San Francisco and Bay Area is many of the world’s largest tech companies have taken even more drastic cost cutting measures laying off hundreds of thousands of workers in the area and have reduced business travel, group meetings and even major citywides to cancel like Meta, Red Hat and VMWare. The ongoing conditions of the streets in regards to cleanliness, safety and homelessness problems have driven many other citywide customers to rethink hosting meetings in San Francisco and have relocated to other major markets like Las Vegas, Orlando and San Diego. Even factors like the recent culture wars that are dividing much of the country are impacting San Francisco harder than other areas as the city have long been known as the LGBTQ capital of the US, and made recent headlines after Mayor London Breed’s office named the first ever Drag Laureate to an 18 month term as ambassador.

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

On February 3, 2021, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the Second SBA Loan. As of June 30, 2021, Justice used all proceeds from the SBA Loan primarily for payroll costs. The SBA Loan was scheduled to mature on February 3, 2026, had a 1.00% interest rate, and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On November 19, 2021, the SBA Loan was forgiven in full and $2,000,000 was recorded as gain on debt extinguishment on the consolidated statement of operations for the fiscal year ended June 30, 2022.

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

Fiscal Year Ended June 30, 2023 Compared to Fiscal Year Ended June 30, 2022

The Company had net loss of $13,203,000 for the year ended June 30, 2023 compared to net loss of $6,565,000 for the year ended June 30, 2022. Increase in Hotel revenue is offset by increased operating expenses, reduced gain from debt extinguishment, and loss on marketable securities.

The Company had net loss from Hotel operations of $3,337,000 for the year ended June 30, 2023 compared to net loss of $4,050,000 for the year ended June 30, 2022. The change was primarily attributable to the $10,493,000 increase in Hotel revenue, offset by $7,006,000 increase in operating expenses and the $2,000,000 gain on forgiveness of debt during period ended June 30, 2022.

The following table sets forth a more detailed presentation of Hotel operations for the years ended June 30, 2023 and 2022.

For the year ended June 30,	2023	2022
Hotel revenues:
Hotel rooms	$35,684,000	$26,599,000
Food and beverage	2,625,000	1,471,000
Garage	2,790,000	3,112,000
Other operating departments	928,000	352,000
Total hotel revenues	42,027,000	31,534,000
Operating expenses excluding depreciation and amortization	(34,457,000)	(27,451,000)
Operating income before interest, depreciation, and amortization and gain on forgiveness of debt	7,570,000	4,083,000
Gain on forgiveness of debt	-	2,000,000
Interest expense - mortgages	(6,467,000)	(6,549,000)
Interest expense – related party	(1,725,000)	(1,375,000)
Depreciation and amortization expense	(2,715,000)	(2,209,000)
Net loss from Hotel operations	$(3,337,000)	$(4,050,000)

For the year ended June 30, 2023, the Hotel had operating income of $7,570,000 before non-recurring charges, interest, depreciation, and amortization on total operating revenues of $42,027,000. The year over year increase in all areas, except garage revenues, are result of recovery from the business interruption attributable to a variety of responses by federal, state, and local civil authority to the COVID-19 outbreak since March 2020. The following table sets forth the monthly average occupancy percentage of the Hotel for the fiscal years ended June 30, 2023 and 2022.

Month	Jul	Aug	Sep	Oct	Nov	Dec	Jan	Feb	Mar	Apr	May	Jun	Fiscal Year
Year	2022	2022	2022	2022	2022	2022	2023	2023	2023	2023	2023	2023	2022 - 2023
Average Occupancy %	93%	94%	95%	89%	82%	77%	76%	77%	81%	65%	80%	83%	83%

Year	2021	2021	2021	2021	2021	2021	2022	2022	2022	2022	2022	2022	2021 - 2022
Average Occupancy %	82%	77%	76%	79%	72%	74%	68%	74%	81%	87%	90%	95%	80%

Beginning in November 2022, the occupancy of our hotel has been reduced by approximately 13% every month to reflect the “out-of-order” rooms that are being renovated at any given time. The guestroom renovation is scheduled to be completed by the end of March 31, 2024. Additionally, 14 guest rooms will be added to inventory as a result of renovating such rooms which had been repurposed for administrative offices in past years.

Total operating expenses increased by $7,006,000 due to increase in rooms, food and beverage, salaries and wages, utilities, credit card commissions, and franchise fees.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the years ended June 30, 2023 and 2022.

For the Year Ended June 30,	Average Daily Rate	Average Occupancy %	RevPAR

2023	$217	83%	$180
2022	$168	80%	$134

The Hotel’s revenues increased by 33% year over year. Average daily rate increased by $49, average occupancy increased 3%, and RevPAR increased by $46 for the twelve months ended June 30, 2023 compared to the twelve months ended June 30, 2022. As previously mentioned, our occupancy is lowered by approximately 13% beginning November 2022 when we began to take three levels out of service in order to complete our guestroom renovations. Had the Hotel been able to sell the additional 13% of rooms that were out of order, the RevPar would have been approximately $192.

After taking advantage of softer demand to refresh all public spaces and meeting rooms, the Hotel is now deep into a renovation of the guest rooms and suites.  The Hotel started it’s full renovation of all guest rooms and suites mid-November 2022 and is over half way complete as of fiscal year end 2023.  This includes new carpet, vinyl wall covering, headboards, end tables, wall sconces, art, soft seating and refinish of existing desks and doors.  The Hotel removed the existing armoire and has built a closet to replace it.  After this project is completed early calendar year 2024, the Hotel will add 14 additional guest rooms bringing back the old Justice offices, spa, and accounting offices to their original purpose.  This will all be funded from the Hotel’s cash from operations through the Hotel’s furniture, fixture, and equipment reserve account with our senior lender.

The Company had a net gain on marketable securities of $51,000 for the year ended June 30, 2023 compared to a net loss on marketable securities of $1,141,000 for the year ended June 30, 2022. For the year ended June 30, 2022, the Company had $2,056,000 net loss related to the Company’s investment in the common stock of Comstock Mining Inc. (“Comstock” - NYSE MKT: LODE). For the year ended June 30, 2023, the Company had a net realized loss of $137,000 and a net unrealized gain of $188,000. For the year ended June 30, 2022, the Company had a net realized loss of $2,489,000 and a net unrealized gain of $1,348,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company had no other investments at June 30, 2023. During the year ended June 30, 2022 the Company performed an impairment analysis of its other investments and determined its investments had other than temporary impairments and recorded impairment losses of $20,000.

The Company consolidates Justice (Hotel) for financial reporting purposes and is taxed on its Hotel operations. The income tax benefit was recorded for the year ended June 30, 2022 for the pre-tax loss. However for the year ended June 30, 2023 an expense was booked on the pre-tax loss due to the set up of a valuation allowance on all the Companies deferred tax assets.

MARKETABLE SECURITIES AND OTHER INVESTMENTS

As of June 30, 2023 and 2022, the Company had investments in marketable equity securities of $359,000 and $541,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups:

		% of Total
As of June 30, 2023		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	350,000	97.5%
Basic materials	9,000	2.5%
	$359,000	100.0%

		% of Total
As of June 30, 2022		Investment
Industry Group	Fair Value	Securities

Communication services	$355,000	65.6%
REITs and real estate companies	162,000	29.9%
Basic materials	18,000	3.3%

Utilities	5,000	0.9%
Technology	1,000	0.3%
	$541,000	100.0%

The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective years.

For the years ended June 30,	2023	2022
Net gain (loss) on marketable securities	$51,000	$(1,141,000)
Impairment loss on other investments	-	(20,000)
Dividend and interest income	36,000	121,000
Margin interest expense	(1,000)	(41,000)
Trading expenses	(247,000)	(162,000)
Net loss from marketable securities	$(161,000)	$(1,243,000)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL SOURCES

The Company had cash, cash equivalents and restricted cash of $5,206,000 and $8,888,000 as of June 30, 2023 and 2022, respectively. The Company had marketable securities, net of margin due to securities brokers, of $359,000 and $411,000 as of June 30, 2023 and 2022, respectively. These marketable securities are short-term investments and liquid in nature.

On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000 and extended the maturity date of the loan to July 31, 2021. As of the date of this report, the maturity date was extended to July 31, 2025. Upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. During the fiscal year ending June 30, 2023 and 2022, InterGroup advanced to the Hotel $1,500,000 and $7,550,000, respectively, bringing the total amount due to InterGroup to $15,700,000 and $14,200,000 as of June 30, 2023 and 2022, respectively. In July 2023, Portsmouth and InterGroup entered into a new loan modification agreement which increased Portsmouth’s borrowing from InterGroup up to $20,000,000. The Company could amend its by-laws and increase the number of authorized shares to issue additional shares to raise capital in the public markets if needed.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). On February 3, 2021, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the SBA Loan. As of June 30, 2021, Justice used all proceeds from the SBA Loan primarily for payroll costs. The SBA Loan was scheduled to mature on February 3, 2026, had a 1.00% interest rate, and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On November 19, 2021, the SBA Loan was forgiven in full and $2,000,000 was recorded as gain on debt extinguishment on the consolidated statement of operations for the fiscal year ending June 30, 2022.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including management and franchise fees, corporate expenses, payroll and related costs, taxes, interest and principal payments on our outstanding indebtedness, and repairs and maintenance of the Hotel.

Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities and capital improvements of the Hotel. We will continue to finance our business activities primarily with existing cash, including from the activities described above, and cash generated from our operations. The objectives of our cash management policy are to maintain existing leverage levels and the availability of liquidity, while minimizing operational costs. We believe that our cash on hand, along with other potential sources of liquidity that management may be able to obtain, will be sufficient to fund our working capital needs. As well as our capital lease and debt obligations, even if current levels of occupancy and revenue per occupied room (“RevPAR”, calculated by multiplying the hotel’s average daily room rate by its occupancy percentage) were to persist for at least the next twelve months and beyond. However, there can be no guarantee that management will be successful with its plan.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in Note 9 – Mortgage Notes Payable, as of June 30, 2023, the outstanding balance consists of a senior mortgage loan and mezzanine loan totaling $107,117,000. Both loans mature on January 1, 2024, in addition, the Company has recurring losses and has an accumulated deficit of 105,727,000.

Due to these factors and the Company’s ability to successfully refinance the debt on favorable terms in the current lending environment gives rise to substantial doubt about the Company’s ability to continue as a going concern for one year after the financial statement issuance date.

The Company is exploring the possibility of refinancing its senior mortgage and mezzanine debt with potential lenders. Alternatively, the Company is also exploring the possibility of a loan modification or extension to the existing debt with the current lenders, however, the Company may be unable to access further financing when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. During 2021 and first part of calendar 2022, we took advantage of the slow periods to make certain capital improvements including complete refinishing of all guest room furniture, resurfacing half of the hotel bathtubs that needed repair, refreshed meeting space and lobby paint and vinyl, replaced all bed frames and socks, and completed the carpet and wall covering corridor installation. In November 2022, we began our guestroom renovation and had completed approximately 200 guestrooms as of June 30, 2023. Hotel improvements are ongoing to remain competitive and we anticipate completing the guestroom renovations by the end March 2024. Once the Company completes its full renovation, management anticipates its high occupancy to continue and its average daily rates to increase as it completes renovation up to the point of generating a positive cash flows.

The financial statements do not include any adjustments to the carrying amounts of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company’s material financial obligations which also includes interest.

	Total	Year 2024	Year 2025	Year 2026	Year 2027	Year 2028	Thereafter
Mortgage notes payable	$107,240,000	$107,240,000	$-	$-	$-	$-	$-
Related party notes payable	15,700,000	-	15,700,000
Other notes payable	2,954,000	567,000	567,000	567,000	463,000	317,000	475,000
Interest	3,243,000	3,243,000	-	-	-	-	-
Total	$129,137,000	$111,050,000	$16,267,000	$567,000	$463,000	$317,000	$475,000

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

HOTEL ASSETS AND DEFINITE-LIVED INTANGIBLE ASSETS

We evaluate property and equipment, and definite-lived intangible assets for impairment quarterly, and when events or circumstances indicate the carrying value may not be recoverable, we evaluate the net book value of the assets by comparing to the projected undiscounted cash flows of the assets. We use judgment to determine whether indications of impairment exist and consider our knowledge of the hospitality industry, historical experience, location of the property, market conditions, and property-specific information available at the time of the assessment. The results of our analysis could vary from period to period depending on how our judgment is applied and the facts and circumstances available at the time of the analysis. When an indicator of impairment exists, judgment is also required in determining the assumptions and estimates to use within the recoverability analysis and when calculating the fair value of the asset or asset group, if applicable. Changes in economic and operating conditions impacting the judgments used could result in impairments to our long-lived assets in future periods. Historically, changes in estimates used in the property and equipment and definite-lived intangible assets impairment assessment process have not resulted in material impairment charges in subsequent periods as a result of changes made to those estimates. There were no indicators of impairment on its hotel investments or intangible assets and accordingly no impairment losses recorded for the years ended June 30, 2023 and 2022.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders,

Portsmouth Square, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Portsmouth Square, Inc. and its subsidiaries (the “Company”) as of June 30, 2023 and 2022, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1, the outstanding balance as of June 30, 2023 of the mortgage notes payable consists of a senior mortgage loan and mezzanine loan totaling $107,117,000. Both loans mature on January 1, 2024 In addition, the Company has recurring losses and has an accumulated deficit of $105,727,000. Due to these factors and the Company’s ability to successfully refinance the debt on favorable terms in the current lending environment gives rise to substantial doubt about the Company’s ability to continue as a going concern for one year after the financial statement issuance date. Management’s plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Description of the Matters: Deferred Tax Asset Valuation Allowance

As discussed in Note 12 to the consolidated financial statements, it was determined that it is more likely than not that the deferred tax assets at June 30, 2023 will not be realized and thus a full valuation allowance of $33,784,000 has been recorded.

We identified the deferred tax asset valuation allowance as a critical audit matter due to the uncertainty, subjectivity, estimates and judgments required by management when forecasting future profitability and determining whether or not it is likely that the deferred tax assets will be realized.

How We Addressed the Matters in Our Audit

To test the Company’s conclusions about their deferred tax valuation allowance, we obtained an analysis about their plans and reviewed all the positive and negative conditions. In addition to considering the impact of any subsequent events, we received the Company’s five-year income projection. We examined the forecast for reasonableness in addition to reviewing management’s plans and considered whether it is likely that the Company’s projected future profitability will allow them to realize their current deferred tax assets.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2022.

East Brunswick, NJ

October 13, 2023

PCAOB ID Number 100

PORTSMOUTH SQUARE, INC.

CONSOLIDATED BALANCE SHEETS

As of	June 30, 2023	June 30, 2022
ASSETS
Investment in hotel, net	$34,381,000	$31,230,000
Investment in marketable securities	359,000	541,000
Cash and cash equivalents	2,295,000	2,662,000
Restricted cash	2,911,000	6,226,000
Accounts receivable - hotel, net	419,000	377,000
Other assets	735,000	852,000
Deferred tax assets, net	-	7,911,000

Total assets	$41,100,000	$49,799,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities - Hotel	$11,615,000	$8,307,000
Accounts payable and other liabilities	66,000	235,000
Accounts payable to related party	7,283,000	4,908,000
Due to securities broker	-	130,000
Related party notes payable	15,700,000	14,200,000
Other notes payable	2,954,000	3,521,000
Finance leases	-	183,000
Mortgage notes payable - Hotel, net	107,117,000	108,747,000

Total liabilities	144,735,000	140,231,000

Commitments and Contingencies - Note 15

Shareholders’ deficit:
Common stock, no par value: Authorized shares - 750,000; 734,187 shares issued and outstanding as of June 30, 2023 and 2022, respectively	2,092,000	2,092,000
Accumulated deficit	(105,727,000)	(92,524,000)
Total shareholders’ deficit	(103,635,000)	(90,432,000)

Total liabilities and shareholders’ deficit	$41,100,000	$49,799,000

The accompanying notes are an integral part of these consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30,	2023	2022

Revenue - Hotel	$42,027,000	$31,534,000

Costs and operating expenses
Hotel operating expenses	(34,457,000)	(27,451,000)
Hotel depreciation and amortization expense	(2,715,000)	(2,209,000)
General and administrative expense	(1,793,000)	(1,130,000)

Total costs and operating expenses	(38,965,000)	(30,790,000)

Income from operations	3,062,000	744,000

Other income (expense)
Interest expense - mortgage	(6,467,000)	(6,549,000)
Interest expense - related party	(1,725,000)	(1,375,000)
Gain on forgiveness of debt	-	2,000,000
Net realized loss on marketable securities	(137,000)	(433,000)
Net realized loss on marketable securities - Comstock	-	(2,056,000)
Net unrealized gain on marketable securities	188,000	1,348,000
Impairment loss on other investments	-	(20,000)
Dividend and interest income	36,000	121,000
Trading and margin interest expense	(248,000)	(203,000)

Total other expense, net	(8,353,000)	(7,167,000)

Loss before income taxes	(5,291,000)	(6,423,000)
Income tax expense (benefit)	7,912,000	(142,000)

Net loss	$(13,203,000)	$(6,565,000)

Basic and diluted net loss per share	$(17.98)	$(8.94)

Weighted average number of common shares outstanding - basic and diluted	734,187	734,187

The accompanying notes are an integral part of these consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

				Total
				Portsmouth		Total
	Common Stock		Accumulated	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Deficit	Deficit	Interest	Deficit

Balance at July 1, 2021	734,187	$2,092,000	$(84,960,000)	$(82,868,000)	$(655,000)	$(83,523,000)

Net loss	-	-	(6,565,000)	(6,565,000)	-	(6,565,000)

Reclassify noncontrolling interest due to purchase of Partnership interest	-	-	(999,000)	(999,000)	999,000	-

Purchase of Partnership interest	-	-	-	-	(344,000)	(344,000)

Balance at June 30, 2022	734,187	2,092,000	(92,524,000)	(90,432,000)	-	(90,432,000)

Net loss	-	-	(13,203,000)	(13,203,000)	-	(13,203,000)

Balance at June 30, 2023	734,187	$2,092,000	$(105,727,000)	$(103,635,000)	$-	$(103,635,000)

The accompanying notes are an integral part of these consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended June 30,	2023	2022
Cash flows from operating activities:
Net loss	$(13,203,000)	$(6,565,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net unrealized gain on marketable securities	(188,000)	(1,348,000)
Amortization of other notes payable	(567,000)	(567,000)
Gain on forgiveness of debt	-	(2,000,000)
Deferred income taxes	7,911,000	144,000
Impairment loss on other investments	-	20,000
Depreciation and amortization	2,715,000	2,209,000
Amortization of loan cost	244,000	295,000
Changes in operating assets and liabilities:
Investment in marketable securities	370,000	4,343,000
Accounts receivable - Hotel, net	(42,000)	(183,000)
Other assets	117,000	(151,000)
Accounts payable and other liabilities - Hotel	3,308,000	867,000
Accounts payable and other liabilities	(169,000)	45,000
Accounts payable related party	2,375,000	1,715,000
Due to securities broker	(130,000)	(1,585,000)
Net cash provided by (used in) operating activities	2,741,000	(2,761,000)

Cash flows from investing activities:
Payments for hotel furniture, equipment and building improvements	(5,866,000)	(1,926,000)
Investment in Justice	-	(344,000)
Net cash used in investing activities	(5,866,000)	(2,270,000)

Cash flows from financing activities:
Proceeds from related party note payable	1,500,000	7,550,000
Payments of mortgage and finance leases	(2,057,000)	(2,113,000)
Issuance cost from refinance of related party loan	-	(50,000)
Net cash (used in) provided by financing activities	(557,000)	5,387,000

Net (decrease) increase in cash, cash equivalents, and restricted cash	(3,682,000)	356,000
Cash, cash equivalents, and restricted cash at the beginning of the period	8,888,000	8,532,000
Cash, cash equivalents, and restricted cash at the end of the period	$5,206,000	$8,888,000

Supplemental information:
Interest paid	$6,468,000	$6,590,000
Taxes paid	$23,000	$27,000

The Company had cash and cash equivalents of $2,295,000 and $2,662,000 as of June 30, 2023 and 2022, respectively. The Company had restricted cash of $2,911,000 and $6,226,000 as of June 30, 2023 and 2022, respectively.

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

Operating entered into a hotel management agreement (“HMA”) with Aimbridge Hospitality (“Aimbridge”) to manage the Hotel, along with its five-level parking garage, with an effective date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the February 3, 2017 date and automatically renews for successive one (1) year periods, not to exceed five years in the aggregate, subject to certain conditions. Under the terms on the HMA, base management fee (“Basic Fee”) payable to Aimbridge shall be one and seven-tenths percent (1.70%) of total Hotel revenue. In addition to the Basic Fee, Aimbridge shall be entitled to an annual incentive fee for each fiscal year equal to ten percent (10%) of the amount by which Gross Operating Profit in the current fiscal year exceeds the previous fiscal year’s Gross Operating Profit.

As of June 30, 2023, The InterGroup Corporation (“InterGroup”), a public company, owns approximately 75.7% of the outstanding common shares of Portsmouth. As of June 30, 2023, the Company’s Chairman of the Board and Chief Executive Officer, John V. Winfield, owns approximately 2.5% of the outstanding common shares of the Company. Mr. Winfield also serves as the President, Chairman of the Board and Chief Executive Officer of InterGroup and owns approximately 68.6% of the outstanding common shares of InterGroup as of June 30, 2023.

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with generally accepted accounting principles (“GAAP”). If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between the assets’ carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset’s remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. No impairment losses were recorded for the years ended June 30, 2023 and 2022.

Investment in Marketable Securities

Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading securities with all unrealized gains and losses on the Company’s investment portfolio recorded through the consolidated statements of operations.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased and are carried at cost, which approximates fair value. As of June 30, 2023 and 2022, the Company does not have any cash equivalents.

Restricted Cash

Restricted cash is comprised of amounts held by lenders for payment of real estate taxes, insurance, replacement and capital addition reserves for the Hotel.

Accounts Receivable - Hotel, Net

Accounts receivable from Hotel customers are carried at cost less an allowance for doubtful accounts that is based on management’s assessment of the collectability of accounts receivable. The net accounts receivable balance on July 1, 2021 was $211,000. As of June 30, 2023 and 2022, the Company has gross accounts receivable of $420,000 and $392,000 respectively, and allowance for doubtful accounts of $1,000 and $15,000, respectively. The Company extends unsecured credit to its customers but mitigates the associated credit risk by performing ongoing credit evaluations of its customers.

Other Assets

Other assets include prepaid insurance, estimated life insurance proceeds, prepaid expenses, other investments, net, and other miscellaneous assets. Other investments include non-marketable securities (carried at cost, net of any impairments loss). The Company has no significant influence or control over the entities that issue these investments. These investments are reviewed on a periodic basis for other-than-temporary impairment. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to: (i) the length of time an investment is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near-term prospects of the issuer and (iv) our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For the years ended June 30, 2023 and 2022, the Company recorded impairment losses related to other investments of zero and $20,000, respectively.

Income Taxes

The Company consolidated Justice (“Hotel”) for financial reporting purposes up to its dissolution in December 2021 and was not taxed on its non-controlling interest in the Hotel. Effective July 15, 2021, the Company become the owner of 100% of Justice and began to include all the Hotel’s income and expense accounts into its income taxes calculations going forward. An income tax benefit was recorded during year ended June 30, 2022 for the pre-tax loss. However June 30, 2023 is an expense on the pre-tax loss due to the recording of a full valuation allowance on the Companies deferred tax assets.

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

The Company accounts for its uncertain tax positions pursuant to ASC 740, Income Taxes. This guidance prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities, a benefit will be recognized at the largest amount that it believes is cumulatively greater than 50% likely to be realized. A table summarizing the Company’s uncertain positions is presented in the income tax footnote section. Further, any interest or penalties associated with uncertain tax positions shall be recorded in the income tax provision. As of June 30, 2023 and 2022, no interest and penalties were recorded.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in Hotel operating expenses in the consolidated statements of operations. Advertising costs were $130,000 and $61,000 for the years ended June 30, 2023 and 2022, respectively.

Basic and Diluted Loss per Share

Basic loss per share is calculated based upon the weighted average number of common shares outstanding during each fiscal year. As of June 30, 2023 and 2022, the Company did not have any potentially dilutive securities outstanding.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Actual results may differ from those estimates. Management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets and when appropriate, records tax valuation allowances based on that evidence and estimates. Such estimates primarily relate to the recording of allowance for doubtful accounts which are based on management’s assessment of the collectability of accounts receivable, as of the end of the fiscal year. As of June 30, 2023 based on taxable income that may be available under tax law the deferred taxed asset is not set more likely than not to be realized.

Reclassifications

Certain line items on the balance sheet as of June 30, 2023, for the years ended June 30, 2023 and 2022 have been reclassified to conform to the current period presentation. The related party relationship has been disclosed separately in the financial statements than the other debt obligations the Company has.

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

Recently Issued and Adopted Accounting Pronouncements

As of June 30, 2023, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on the Company’s consolidated financial statements.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in Note 9 – Mortgage Notes Payable, as of June 30, 2023, the outstanding balance consists of a senior mortgage loan and mezzanine loan totaling $107,117,000. Both loans mature on January 1, 2024, in addition, the Company has recurring losses and has an accumulated deficit of 105,727,000.

Due to these factors and the Company’s ability to successfully refinance the debt on favorable terms in the current lending environment gives rise to substantial doubt about the Company’s ability to continue as a going concern for one year after the financial statement issuance date.

The Company is exploring the possibility of refinancing its senior mortgage and mezzanine debt with potential lenders. Alternatively, the Company is also exploring the possibility of a loan modification or extension to the existing debt with the current lenders, however, the Company may be unable to access further financing when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. During 2021 and first part of calendar 2022, we took advantage of the slow periods to make certain capital improvements including complete refinishing of all guest room furniture, resurfacing half of the hotel bathtubs that needed repair, refreshed meeting space and lobby paint and vinyl, replaced all bed frames and socks, and completed the carpet and wall covering corridor installation. In November 2022, we began our guestroom renovation and had completed approximately 200 guestrooms as of June 30, 2023. Hotel improvements are ongoing to remain competitive and we anticipate completing the guestroom renovations by the end March 2024. Once the Company completes its full renovation, management anticipates its high occupancy to continue and its average daily rates to increase as it completes renovation up to the point of generating a positive cash flows.

The financial statements do not include any adjustments to the carrying amounts of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

NOTE 2 - LIQUIDITY

Historically, our cash flows have been primarily generated from our Hotel operations. However, the responses by federal, state, and local civil authorities to the COVID-19 pandemic continues to have a material detrimental impact on our liquidity. For the fiscal years ended June 30, 2023 our net cash provided in operating activities was $2,741,000. We have taken several steps to preserve capital and increase liquidity at our Hotel, including implementing strict cost management measures to eliminate non-essential expenses, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets. As the hospitality and travel environment continues to recover, the Company will continue to evaluate what services the Company brings back. During the fiscal year ended June 30, 2023, the Company continued to make capital improvements to the hotel in the amount of $5,866,000 and anticipates continuing its guest room upgrade program during the fiscal year 2024.

The Company had cash and cash equivalents of $2,295,000 and $2,662,000 as of June 30, 2023 and 2022, respectively. The Company had restricted cash of $2,911,000 and $6,226,000 as of June 30, 2023 and 2022, respectively. The Company had marketable securities, net of margin due to securities brokers, of $359,000 and $411,000 as of June 30, 2023 and 2022, respectively. These marketable securities are short-term investments and liquid in nature.

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 31, 2023. On December 16, 2020, the Partnership and InterGroup entered into a loan modification agreement which increased the Partnership’s borrowing from InterGroup as needed up to $10,000,000. Upon the dissolution of the Partnership in December 2021, Portsmouth assumed the Partnership’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. As of June 30, 2023 and 2022, the balance of the loan was $15,700,000 and $14,200,000, net of loan amortization costs of zero, respectively. In July 2023, the note maturity date was extended to July 31, 2025 and the borrowing amount available was increased to $20,000,000. The Company agreed to a 0.5% loan extension and modification fee payable to InterGroup.

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

The following table provides a summary as of June 30, 2023, the Company’s material financial obligations which also including interest payments:

		Year	Year	Year	Year	Year
	Total	2024	2025	2026	2027	2028	Thereafter
Mortgage notes payable	$107,240,000	$107,240,000	$-	$-	$-	$-	$-
Related party notes payable	15,700,000	-	15,700,000	-	-	-	-
Oher notes payable	2,954,000	567,000	567,000	567,000	463,000	317,000	473,000
Interest	3,209,000	3,209,000	-	-	-	-	-
Total	$127,603,000	$111,016,000	$16,267,000	$567,000	$463,000	$317,000	$473,000

NOTE 3 - REVENUE

The following table present our revenue disaggregated by revenue streams.

For the year ended June 30,	2023	2022
Hotel revenues:
Hotel rooms	$35,684,000	$26,599,000
Food and beverage	2,625,000	1,471,000
Garage	2,790,000	3,112,000
Other operating departments	928,000	352,000
Total Hotel revenue	$42,027,000	$31,534,000

Contract assets and liabilities

The Company does not have any material contract assets as of June 30, 2023 and 2022, other than trade and other receivables, net on our consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

The Company records contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities on our consolidated balance sheets and had a balance of $493,000 at July 1, 2022. During the year ended June 30, 2023, the entire $493,000 was recognized as revenue. Contract liabilities decreased to $290,000 as of June 30, 2023. The decrease as of June 30, 2023, was primarily driven by a decrease in advance deposits received from customers for services to be performed after June 30, 2023.Contract liabilities increased to $493,000 as of June 30, 2022 from $161,000 as of June 30, 2021. The increase for the twelve months ended June 30, 2022 was primarily driven by advance deposits received from customers for services to be performed after June 30, 2022.

Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers are less than one year.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in Hotel consisted of the following as of:

		Accumulated	Net Book
June 30, 2023	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Finance lease ROU assets	1,805,000	(1,239,000)	566,000
Furniture and equipment	38,727,000	(29,682,000)	9,045,000
Building and improvements	56,273,000	(32,627,000)	23,646,000
Investment in Hotel, net	$97,929,000	$(63,548,000)	$34,381,000

		Accumulated	Net Book
June 30, 2022	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Finance lease ROU assets	1,805,000	(922,000)	883,000
Furniture and equipment	32,860,000	(28,567,000)	4,293,000
Building and improvements	56,274,000	(31,344,000)	24,930,000
Investment in Hotel, net	$92,063,000	$(60,833,000)	$31,230,000

Finance lease ROU assets, furniture and equipment are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 3 to 7 years and amortized over the life of the lease. Building and improvements are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 15 to 39 years. Depreciation and amortization for the year ended June 30, 2023, and 2022 was $2,715,000 and $2,209,000, respectively.

NOTE 5 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also invested in income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit to its shareholders through income and/or capital gain.

As of June 30, 2023 and 2022, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized (Loss)Gain	Fair Value

As of June 30, 2023
Corporate
Equities	$274,000	$133,000	$(48,000)	$85,000	$359,000

As of June 30, 2022
Corporate
Equities	$643,000	$42,000	$(144,000)	$(102,000)	$541,000

As of June 30, 2023 and 2022, the Company had $73,000 of unrealized losses related to securities held for over one year.

Net (loss) gain on marketable securities on the statement of operations is comprised of realized and unrealized losses. Below is the breakdown of the two components for the years ended June 30, 2023 and 2022, respectively.

For the year ended June 30,	2023	2022
Realized loss on marketable securities	$(137,000)	$(433,000)
Realized loss on marketable securities related to Comstock	-	(2,056,000)
Unrealized gain on marketable securities	188,000	1,348,000
Net gain (loss) on marketable securities	$51,000	$(1,141,000)

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

The assets measured at fair value on a recurring basis are as follows:

		% of Total
As of June 30, 2023		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	350,000	97.5%
Basic materials	9,000	2.5%
	$359,000	100.0%

As of June 30, 2022	Level 1
Assets:
Investment in marketable securities:
Communication services	$355,000
REITs and real estate companies	162,000
Basic materials	18,000
Utilities	5,000
Technology	1,000
$541,000

The fair values of investments in marketable securities are determined by the most recently traded price of each security at the balance sheet date.

Financial assets that are measured at fair value on a non-recurring basis and are not included in the tables above include “Other investments in non-marketable securities,” that were initially measured at cost and have been written down to fair value as a result of impairment or adjusted to record the fair value of new instruments received (i.e., preferred shares) in exchange for old instruments (i.e., debt instruments). We had no other Investments in non-marketable securities at June 30, 2023. The following table shows the fair value hierarchy for these assets measured at fair value on a non-recurring basis as follows:

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

NOTE 7 – OTHER ASSETS

Other assets consist of the following as of June 30:

	2023	2022
Inventory - Hotel	$27,000	$27,000
Prepaid expenses	425,000	534,000
Miscellaneous assets	284,000	291,000
Total other assets	$736,000	$852,000

NOTE 8 – RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of related party and other notes payable as of June 30, 2023 and 2022, respectively.

As of June 30,	2023	2022
Related party note payable - InterGroup	$15,700,000	$14,200,000
Other note payable - Hilton	2,058,000	2,375,000
Other note payable - Aimbridge	896,000	1,146,000
Total related party and other notes payable	$18,654,000	$17,721,000

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 31, 2023. On December 16, 2020, the Partnership and InterGroup entered into a loan modification agreement which increased the Partnership’s borrowing from InterGroup as needed up to $10,000,000. Upon the dissolution of the Partnership in December 2021, Portsmouth assumed the Partnership’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. As of June 30, 2023 and 2022, the balance of the loan was $15,700,000 and $14,200,000, net of loan amortization costs of zero, respectively. In July 2023, the note maturity date was extended to July 31, 2025 and the borrowing amount available was increased to $20,000,000. The Company agreed to a 0.5% loan extension and modification fee payable to InterGroup.

Note payable to Hilton (Franchisor) is a self-exhausting, interest free development incentive note which is reduced by approximately $317,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton.

On February 1, 2017, Operating entered an HMA with Ambridge to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Ambridge to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second anniversary of the takeover date. During the first quarter of fiscal year 2021, the Hotel obtained approval from Ambridge to use the key money for hotel operations and the funds were exhausted by December 31, 2020. The unamortized portion of the key money in the amount of $896,000 and $1,146,000 are included in other notes payable in the consolidated balance sheets at June 30, 2023 and 2022, respectively.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). On February 3, 2021, Justice entered into a loan agreement (“Second SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the SBA Loan. As of June 30, 2021, Justice used all proceeds from the SBA Loan primarily for payroll costs. The SBA Loan was scheduled to mature on February 3, 2026, had a 1.00% interest rate, and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On November 19, 2021, the SBA Loan was forgiven in full and $2,000,000 was recorded as gain on debt extinguishment on the consolidated statement of operations for the fiscal year ended June 30, 2022.

Future minimum principal payments for all related party and other financing transactions are as follows:

For the year ending June 30,

2024	$111,050,000
2025	16,267,000
2026	567,000
2027	463,000
2028	317,000
Thereafter	475,000
$129,137,000

As of June 30, 2023 and 2022, the Company had accounts payable to related party of $7,283,000 and $4,908,000, respectively. These are amounts due to InterGroup and represent accrued interests and certain shared costs and expenses, primarily general and administrative expenses, rent, insurance, and other expenses.

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December 2013. The mortgage loan is secured by the Company’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due through January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period through its maturity date of January 1, 2024. Outstanding principal balance on the loan was $87,240,000 and $89,114,000 as of June 30, 2023 and 2022, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by Portsmouth in favor of the mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan had an interest rate of 9.75% per annum and a maturity date of January 1, 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender. On July 31, 2019, Mezzanine refinanced the mezzanine loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan which had a 9.75% per annum interest rate was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly.

Effective May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain certain net worth and liquidity. As of June 30, 2023, InterGroup is in compliance with both requirements. Justice Operating Company, LLC has not been meeting certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lockbox by the Lender for all cash collected by the Hotel. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR.

The Company’s Board of Directors is currently comprised of directors John V. Winfield, William J. Nance, John C. Love, Yvonne Murphy, and Steve Grunwald. All the Company’s directors also serve as directors of InterGroup. The Company’s director and Chairman of the Audit Committee, William J. Nance, serves as Comstock’s director and Chairman of the Audit and Finance, Compensation and Nominating and Governance Committees of Comstock.

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

On May 24, 2021, John V. Winfield resigned effective immediately as the Company’s President and the Company’s Board of Directors elected David C. Gonzalez as the Company’s new President, effective as of May 24, 2021. Mr. Gonzalez serves as Chief Operating Officer of InterGroup and is an advisor of the Executive Strategic Real Estate and Securities Investment Committee of InterGroup and Portsmouth.

NOTE 9 – MORTGAGE NOTES PAYABLE

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

The Mortgage Loan is secured by Operating’s principal asset, the Hilton San Francisco-Financial District (the “Property”). The Mortgage Loan bears an interest rate of 5.275% per annum and matures on January 1, 2024. The term of the loan is ten years with interest only due in the first three years and principal and interest payments to be made during the remaining seven years of the loan based on a thirty-year amortization schedule. The Mortgage Loan also requires payments for impounds related to property tax, insurance and capital improvement reserves. As additional security for the Mortgage Loan, there is a limited guaranty (“Mortgage Guaranty”) executed by the Company in favor of the Mortgage Lender.

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

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties are full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Partnership was required to maintain a certain minimum net worth and liquidity. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for the $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of June 30, 2023 and 2022, InterGroup is in compliance with both requirements. Justice Operating Company, LLC is not meeting certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lockbox and cash sweep by the Lender for all cash collected by the Hotel, and under certain terms, would allow the Lender to request Operating to replace its hotel management company. The DSCR for Operating had been below 1.00 from third quarter of fiscal year 2020 to third quarter of fiscal year 2022 while it is required to maintain a DSCR of at least 1.10 to 1.00 for two consecutive quarters. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR. Justice has not missed any of its debt service payments and does not anticipate missing any debt obligations for at least the next twelve months and beyond. Additionally, Operating’s DSCR for the fourth quarter of fiscal year 2023 was 0.23 for the Mortgage Loan and 0.19 for the Mezzanine Loan.

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

As of June 30, 2023 and 2022, the Company had the following mortgages:

June 30, 2023	June 30, 2022	Interest Rate	Origination Date	Maturity Date
$87,240,000	$89,114,000	Fixed 5.28%	December 18, 2013	January 1, 2024
20,000,000	20,000,000	Fixed 7.25%	July 31, 2019	January 1, 2024
107,240,000	109,114,000	Mortgage notes payable - hotel
(123,000)	(367,000)	Net debt issuance costs
$107,117,000	$108,747,000	Total mortgage notes payable - hotel

The Company is working with several prospective lenders to refinance its senior mortgage as well as the mezzanine debt prior to its maturity date of January 1, 2024.

NOTE 10 – MANAGEMENT AGREEMENTS

Operating entered into a HMA with Aimbridge Hospitality to manage the Hotel, along with its five-level parking garage, with an effective date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the February 3, 2017 date and automatically renews for successive one (1) year periods, not to exceed five years in the aggregate, subject to certain conditions. Under the terms on the HMA, base management fee (“Basic Fee”) payable to Aimbridge shall be one and seven-tenths percent (1.70%) of total Hotel revenue. In addition to the Basic Fee, Aimbridge shall be entitled to an annual incentive fee for each fiscal year equal to ten percent (10%) of the amount by which Gross Operating Profit in the current fiscal year exceeds the previous fiscal year’s Gross Operating Profit.

For the fiscal years ended June 30, 2023 and 2022, hotel management fees were $711,000 and $530,000, and incentive fees of $505,000 and $525,000, respectively, offset by key money amortization of $250,000 for both years and are included in Hotel operating expenses in the consolidated statements of operations. As part of the Hotel management agreement, Aimbridge, through the Company’s wholly owned subsidiary, Kearny Street Parking LLC, manages the parking garage in-house.

NOTE 11 – CONCENTRATION OF CREDIT RISK

As of June 30, 2023 and 2022, all accounts receivables are related to Hotel customers. The Hotel had two customers that accounted for 103%, or $131,000 of accounts receivable at June 30, 2023, and two customers that accounted for 88%, or $183,000 of accounts receivable at June 30, 2022.

The Company maintains its cash and cash equivalents and restricted cash with various financial institutions that are monitored regularly for credit quality. At times, such cash and cash equivalents holdings may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) or other federally insured limits. Any loss incurred or a lack of access to such funds could have significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

NOTE 12 - INCOME TAXES

The provision for income tax (expense) benefit consists of the following:

For the years ended June 30,	2023	2022
Federal
Current tax expense	$-	$-
Deferred tax expense	(5,513,000)	(310,000)
	(5,513,000)	(310,000)
State
Current tax expense	(1,000)	(1,000)
Deferred tax (expense) benefit	(2,398,000)	169,000
	(2,399,000)	168,000
Total income tax (expense) benefit	$(7,912,000)	$(142,000)

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

For the years ended June 30,	2023	2022

Statutory federal tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	-8.9%	2.0%
Non-taxable PPP loan	-	21.7%
Provision to return adjustment	11.8%	8.3%
Valuation allowance	-193.4%	-236.7%
Deferral True-Up – Justice Basis Diff in FA	-	180.9%
Other	2.1%	0.6%
	-167.4%	-2.2%

The components of the Company’s deferred tax assets and (liabilities) as of June 30, 2023 and 2022 are as follows:

	2023	2022
Deferred tax assets
Net operating loss carryforward	$13,073,000	$10,925,000
Interest expense	3,185,000	2,231,000
Accruals and reserves	565,000	587,000
Depreciation	15,054,000	15,646,000
State tax credits	524,000	-
Capital loss carryforward	1,322,000	-
Other	61,000	1,800,000
Deferred tax assets before valuation allowance	33,784,000	31,189,000
Less Valuation allowance	(33,784,000)	(22,775,000)
Deferred tax assets after valuation allowance	-	8,414,000

Deferred tax liabilities
State taxes	-	(503,000)
	-	(503,000)
Net deferred tax assets	$-	$7,911,000

Management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets to determine if it is more likely than not that the deferred tax asset will be realized. As of June 30, 2023, it has been determined that it is more likely than not that the deferred tax asset will not be recognized. Thus, there is a full valuation allowance of $33,784,000 as of June 30, 2023. This was an increase of $11,009,000 from June 30, 2022.

As of June 30, 2023, the Company had net operating loss (“NOL”) carryforwards of approximately $41,835,000 and $48,500,000 for federal and state purposes, respectively. Of the $41,835,000 federal NOL carryforwards, $14,707,000 expire in varying amounts through 2037 and $27,128,000 of post-2017 NOLs can be carried forward indefinitely. Note that the post-2017 NOLs may only offset 80% of future taxable income. The Company had capital loss carryforwards of $4,429,000 for federal and state purposes. The capital losses begin to expire in 2024 for both federal and state purposes. There are immaterial California state tax credits of $524,000 which expire in various years.

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

Utilization of the certain tax attributes may be subject to a substantial annual limitation if it should be determined that there has been a change in the ownership of more than 50 percent of the value of the Company’s stock, pursuant to Section 382 of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates and is subject to examination by federal, state, and local jurisdictions, where applicable. Note that partnership dissolved on July 15, 2021 when Portsmouth acquired 100% of Justice LLP.

As of June 30, 2023, tax years beginning in fiscal years 2019 and 2018 remain open to examination by the major tax jurisdictions and are subject to the statute of limitations.

Uncertain Tax Positions

The Company regularly evaluates the likelihood of realizing the benefit from income tax positions that it has taken in various federal, state and foreign filings by considering all relevant facts, circumstances and information available. If the Company determines it is more likely than not that the position will be sustained, a benefit will be recognized at the largest amount that it believes is cumulatively greater than 50% likely to be realized. The following table summarizes changes in the amount of the Company’s unrecognized tax benefits for uncertain tax positions:

Unrecognized Tax Benefits at June 30, 2022	$-
Increase in tax positions taken	1,665,000
Decrease in tax positions taken	-
Unrecognized Tax Benefits at June 30, 2023	$1,665,000

$0 and $1,665,000 of unrecognized tax benefits as of June 30, 2022 and June 30, 2023, respectively, would impact the effective tax rate if recognized. The unrecognized tax benefit is not expected to reverse in the next 12 months. Interest and penalties related to income tax matters are classified as a component of income tax expense. As of June 30, 2022 and June 30, 2023, no interest and penalties were recorded.

NOTE 13 - SEGMENT INFORMATION

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

Information below represents reporting segments for the years ended June 30, 2023 and 2022, respectively. Segment loss from Hotel operations consists of the operation of the Hotel and operation of the garage. Loss from investments consists of net investment gain (loss), dividend and interest income and investment related expenses.

As of and for the year	Hotel	Investment
ended June 30, 2023	Operations	Transactions	Other	Total
Revenues	$42,027,000	$-	$-	$42,027,000
Segment operating expenses	(34,457,000)	-	(1,793,000)	(36,250,000)
Segment income (loss)	7,570,000	-	(1,793,000)	5,777,000
Interest expense - mortgage	(6,467,000)	-	-	(6,467,000)
Interest expense – related party	(1,725,000)	-	-	(1,725,000)
Depreciation and amortization expense	(2,715,000)	-	-	(2,715,000)
Loss from investments	-	(161,000)	-	(161,000)
Income tax expense	-	-	(7,912,000)	(7,912,000)
Net loss	$(3,337,000)	$(161,000)	$(9,705,000)	$(13,203,000)
Total assets	$40,457,000	$359,000	$284,000	$41,100,000

As of and for the year	Hotel	Investment
ended June 30, 2022	Operations	Transactions	Other	Total
Revenues	$31,534,000	$-	$-	$31,534,000
Segment operating expenses	(27,451,000)	-	(1,130,000)	(28,581,000)
Segment income (loss)	4,083,000	-	(1,130,000)	2,953,000
Interest expense – mortgage	(6,549,000)	-	-	(6,549,000)
Interest expense – related party	(1,375,000)	-	-	(1,375,000)
Gain on debt forgiveness	2,000,000	-	-	2,000,000
Depreciation and amortization expense	(2,209,000)	-	-	(2,209,000)
Loss from investments	-	(1,243,000)	-	(1,243,000)
Income tax expense	-	-	(142,000)	(142,000)
Net loss	$(4,050,000)	$(1,243,000)	$(1,272,000)	$(6,565,000)
Total assets	$40,810,000	$541,000	$8,448,000	$49,799,000

NOTE 14 – RELATED PARTY TRANSACTIONS

As discussed in Note 8 – Related Party and Other Financing Transactions, upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. As of June 30, 2023 and 2022, the balance of the loan was $15,700,000 and $14,200,000, respectively, and are included in the related party notes payable in the consolidated balance sheets. In July 2023, the note maturity date was extended to July 31, 2025 and the borrowing amount available was increased to $20,000,000. The Company agreed to a 0.5% loan extension and modification fee payable to InterGroup.

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated between the Company and InterGroup based on management’s estimate of the pro rata utilization of resources. For the years ended June 30, 2023 and 2022, these expenses were approximately $144,000 for each year.

All of the Company’s Directors serve as directors of InterGroup.

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

Since the opening of the Hotel as a full brand Hilton in January 2006, it has incurred monthly royalties, program fees and information technology recapture charges equal to a percentage of the Hotel’s gross room revenue. Fees for such services during fiscal year 2023 and 2022 totaled approximately $3,029,000 and $2,107,000, respectively.

Hotel Employees

The hotel operations had 187 employees as of June 30, 2023. On February 3, 2017, Aimbridge assumed all labor union agreements and Justice provides all funding for all payroll and related costs. As of June 30, 2023, approximately 90% of those employees were represented by one of three labor unions, and their terms of employment were determined under various collective bargaining agreements (“CBAs”) to which Aimbridge was a party. CBA for Local 2 (Hotel and Restaurant Employees) expired on August 13, 2022 and a new Memorandum of Understanding (“MOU”) was signed June 26, 2023. CBA for Local 856 (International Brotherhood of Teamsters) expired on December 31, 2022 and a new agreement was signed on April 26, 2023. CBA for Local 39 (Stationary Engineers) will expire on July 31, 2024.

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

Legal Matters

Portsmouth Square, Inc., through its operating company Justice Investors Operating Company, LLC, a Delaware limited liability company (the “Company”), is the owner of the real property located at 750 Kearny Street in San Francisco, currently improved with a 27 – story building which houses a Hilton Hotel (the “Property”). The Property was purchased and improved pursuant to the terms of a series of agreements with the City and County of San Francisco (the “City”) in the early 1970’s. The terms of the agreements and subsequent approvals and permits included a condition by which the Company was required to construct an ornamental overhead pedestrian bridge across Kearny Street, connecting the Property to a nearby City park and underground parking garage known as Portsmouth Square (the “Bridge”). Included in the approval process was the City’s issuance of a Major Encroachment Permit (“Permit”) allowing the Bridge to span over Kearney Street. As of May 24, 2022, the City has purported to revoke the Permit and on June 13, 2022, has directed the Company to submit a general bridge removal and restoration plan (the “Plan”) at the Company’s expense. The Company disputes the legality of the purported revocation of the Permit. The Company further disputes the existence of any legal or contractual obligation to remove the Bridge at its expense. In particular, representatives of the Company participated in meetings with the City on and at various times after August 1, 2019, to discuss a collaborative process for the possible removal of the Bridge. Until the purported revocation of the Permit in 2022, the City representatives repeatedly and consistently promised and agreed that the City will pay for the associated costs of any Bridge removal. Nevertheless, without waiving any rights, in an effort to understand all of the available options, and to provide a response to the City’s directives, the Company has engaged a Project Manager, a structural engineering firm and an architect to advise on the development of a Plan for the Bridge removal, as well as the reconstruction of the front of the Hilton Hotel. The Company has been working cooperatively with the City on the process for removal of the Bridge and its related physical encroachments, including obtaining regulatory approvals and permits. A final Plan is currently not expected to be completed until late calendar year of 2023, and permits are unlikely to be obtained until mid-2024 at the earliest. The Company is currently in discussion with the City regarding both the process and financial responsibility for the implementation of the Plan and reconstruction of the impacted portions of the Hotel. Those discussions are expected to continue through the Autumn of 2023.

The Company may be subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company will defend itself vigorously against any such claims. Management does not believe that the impact of such matters will have a material effect on the financial conditions or result of operations when resolved.

NOTE 16 – SUBSEQUENT EVENTS

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

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of June 30, 2023, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for the deferred tax asset valuation allowance was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

1. pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

2. provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

3. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of June 30, 2023.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than the material weakness identified above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2023:

Name	Position with the Company	Age	Term to Expire

John V. Winfield	Chairman of the Board and Chief Executive Officer (1)	76	Fiscal 2023 Annual Meeting

Yvonne Murphy	Director	66	Fiscal 2023 Annual Meeting

John C. Love	Director (2)(3)(4)	83	Fiscal 2023 Annual Meeting

William J. Nance	Director (2)(3)	79	Fiscal 2023 Annual Meeting

Steve Grunwald	Director (1)(3)(4)	41	Fiscal 2023 Annual Meeting

Other Executive Officers:

David C . Gonzalez	President (1)	56	N/A
Jolie Kahn	Secretary	58	N/A
Ann Marie Blair	Treasurer, Controller (Principal Financial Officer). Ms. Blair appointed effective July 6, 2023	36	N/A

Danfeng Xu	Treasurer, Controller (Principal Financial Officer), and Secretary. Ms. Xu resigned effective August 31, 2022	35	N/A

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

David C. Gonzalez — Mr. Gonzalez was elected as the Company’s President in May 2021 upon the resignation of Mr. Winfield. Mr. Gonzalez was appointed Chief Operating Officer on May 31, 2023 and Vice President Real Estate of InterGroup, Portsmouth’s parent company, on January 31, 2001 through May 31, 2023. Since 1989, Mr. Gonzalez has served in numerous capacities with InterGroup, including Controller and Director of Real Estate. Mr. Gonzalez was appointed advisor of the Executive Strategic Real Estate and Securities Investment Committee of InterGroup and Portsmouth in February 2020.

Yvonne L. Murphy — Mrs. Murphy was elected to the Board of Portsmouth in October 2022 and served as a director at Portsmouth from March to December 2019. Mrs. Murphy took the place of Director Babin upon his passing in October 2022. Mrs. Murphy has impressive experiences in corporate management, legal research, and legislative lobbying for over 30 years. She was a member of Governor Kenny C. Guinn’s executive staff in Nevada and was employed for years by the prestigious Jones Vargas law firm in Reno, Nevada. She served in nine legislative sessions during the most challenging years in Nevada’s history. Before starting her lobbying firm, Ms. Murphy worked for RR Partners in its corporate office in Las Vegas, Nevada, and in the Government Affairs Division in Reno. She has a Doctorate and a Master’s in Business Administration from the California Pacific University. Within her community, she also serves as a volunteer board member for the Reno Philharmonic and Renown Health. Mrs. Murphy’s extensive government affairs and business experience led to the Board’s conclusion that she should serve as a director of the Company. Mrs. Murphy has been a Director of InterGroup since 2014.

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

Jerold R. Babin — Mr. Babin was first appointed as a director of the Company in February 1996. Mr. Babin is also a director of Portsmouth’s parent company, InterGroup. Mr. Babin was a retail securities broker. From 1974 to 1989, he worked at Drexel Burnham, and from 1989 to 2010, he worked for Prudential Securities (later Wachovia Securities and now Wells Fargo Advisors), where he held the title of First Vice President. Mr. Babin retired from his position at Wells Fargo advisors in June 2010. Mr. Babin had also served as an arbitrator for FINRA (formerly NASD) for over 20 years. Mr. Babin’s extensive experience in the securities and financial markets, as well as his involvement in the securities and public company regulatory industry, led to the Board’s conclusion that he should serve as a director of the Company. Mr. Babin served as a Board Member up to the time of his passing in October 2022.

Ann Marie Blair – Ms. Blair was appointed as Treasurer and Controller of the Company on July 6, 2023. Ms. Blair also serves as Treasurer and Controller of InterGroup, having been appointed to the position on July 6, 2023. Prior to joining the Company, she had served as Chief Financial Officer in the advertising technology industry. She obtained her Bachelor of Science degree in Accounting and her Master of Business Administration from Cumberland University.

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

Based solely on its review of the copies of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2023 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

Code of Ethics.

The Company has adopted a Code of Ethics that applies to its executive officers, including its principal executive officer, principal financial officer, or persons performing similar functions as well as its Board of Directors. A copy of the Code of Ethics is filed as Exhibit 14 to this Report. A copy is also posted on the Portsmouth page of its parent company’s website at www.intgla.com. The Company will provide any person without charge, upon request, a copy of its Code of Ethics by sending such request to: Portsmouth Square, Inc., Attn: Treasurer, 1516 S Bundy Drive, Suite 200, Los Angeles, California 90025. The Company will promptly disclose any amendments or waivers to its Code of Ethics on Form 8-K.

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

Item 11. Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Company’s principal executive officer and other named executive officers of the Company whose total compensation exceeded $100,000 for all services rendered to the Company for each of the Company’s last two completed fiscal years ended June 30, 2023 and 2022. No stock awards, long-term compensation, options or stock appreciation rights were granted to any of the named executive officers during the last two fiscal years.

SUMMARY COMPENSATION TABLE

Annual Compensation
Name and	Fiscal				All Other
Principal Position	Year	Salary		Bonus	Compensation	Total

John V. Winfield	2023	$433,000	(1)	$318,000	$-	$751,000
Chairman and Chief Executive Officer	2022	$433,000	(1)	$-	$-	$433,000

David C. Gonzalez	2023	$173,000		$211,000	$-	$384,000
President	2022	$173,000		$-	$-	$173,000

(1) Amounts shown include $6,000 per year in regular Directors fees.

Portsmouth has no stock option plan or stock appreciation rights for its executive officers. The Company has no pension or long-term incentive plans. There are no employment contracts between Portsmouth and any executive officer, and there are no termination-of-employment or change-in-control arrangements.

Internal Revenue Code Limitations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provides that, in the case of a publicly held corporation, the corporation is not generally allowed to deduct remuneration paid to its chief executive officer and certain other highly compensated officers to the extent that such remuneration exceeds $1,000,000 for the taxable year. Certain remuneration, however, is not subject to disallowance, including compensation paid on a commission basis and, if certain requirements prescribed by the Code are satisfied, other performance-based compensation. Since InterGroup and Portsmouth are each a public company, the $1,000,000 limitation applies separately to the compensation paid by each entity. Stock option expenses are also amortized over several years. For fiscal years 2023 and 2022, no compensation paid by the Company to its CEO or other executive officers was subject the deduction disallowance prescribed by Section 162(m) of the Code.

DIRECTOR COMPENSATION

The following table provides information concerning compensation awarded to, earned by, or paid to the Company’s directors for the fiscal year ended June 30, 2022.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash		All Other Compensation	Total

Yvonne Murphy	$6,000		-	$6,000

John C. Love	$8,000	(1)	-	$8,000

William J. Nance	$8,000	(1)	-	$8,000

Steve Grunwald	$6,000		-	$6,000

John V. Winfield (2)	-		-	-

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

Outstanding Equity Awards at Fiscal Year End

The Company did not have any outstanding equity awards at the end of its fiscal year ended June 30, 2023 and has no equity compensation plans in effect.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of October 13, 2023, certain information with respect to the beneficial ownership of Common Stock owned by (i) those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock, (ii) each Director and Executive Officer, and (iii) all Directors and Executive Officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

John V. Winfield	18,641		2.5%
1516 S. Bundy Drive, Suite 200
Los Angeles, CA 90025

Yvonne Murphy	-		-
1516 S. Bundy Drive, Suite 200
Los Angeles, CA 90025

John C. Love	-		-
1516 S. Bundy Drive, Suite 200
Los Angeles, CA 90025

William J. Nance	-		-
1516 S. Bundy Drive, Suite 200
Los Angeles, CA 90025

Steve Grunwald	-		-
1516 S. Bundy Drive, Suite 200
Los Angeles, CA 90025

David C. Gonzalez	-		-
1516 S. Bundy Drive, Suite 200
Los Angeles, CA 90025

Ann Marie Blair (6)	-		-
1516 S. Bundy Drive, Suite 200
Los Angeles, CA 90025

Danfeng Xu (5)	-		-
1516 S. Bundy Drive, Suite 200
Los Angeles, CA 90025

The InterGroup Corporation	555,518	(4)	75.7%
1516 S. Bundy Drive, Suite 200
Los Angeles, CA 90025

All of the above as a group	574,159		78.2%

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated based of 734,187 shares of Common Stock issued and outstanding as of October 13, 2023.

(4) As directors of InterGroup, Messrs. Winfield, Murphy, Love and Nance have the power to direct the vote of the shares of Portsmouth owned by InterGroup.

(5)Ms. Xu resigned effective August 31, 2022.

(6)Ms. Blair appointed effective July 6, 2023.

Security Ownership of Management in Parent Corporation.

As Chairman of the Board and a 68.6% beneficial shareholder of InterGroup, Mr. Winfield has voting and dispositive power over the shares owned of record and beneficially by InterGroup.

Changes in Control Arrangements.

There are no arrangements that may result in a change in control of Portsmouth.

Securities Authorized for Issuance Under Equity Compensation Plans.

Portsmouth has no securities authorized for issuance under any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of October 13, 2023, InterGroup and John V. Winfield owned 75.7% and 2.5% of the common stock of Portsmouth, respectively.

As discussed in Note 8 – Related Party and Other Financing Transactions, on July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000. Upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. As of June 30, 2023 and 2022, the balance of the loan was $15,700,000 and $14,200,000.

Under the terms of the Justice Partnership Agreement, its general partner, Portsmouth, received compensation of one percent of hotel revenue up until the dissolution of Justice in December 2021. During each of the fiscal years ended June 30, 2023 and 2022, total compensation earned by Portsmouth under the agreement was zero and $130,000, respectively, and are eliminated in consolidation. Effective with the dissolution of the Partnership, the compensation to Portsmouth from the hotel was terminated.

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated among the Company and InterGroup based on management’s estimate of the pro rata utilization of resources. For the years ended June 30, 2023 and 2022, these expenses were approximately $144,000 and $144,000, respectively.

All of the Company’s Directors serve as directors of InterGroup. The Company’s President serves as Chief Operating Officer of InterGroup. Director William Nance is a director and Chairman of the Audit Committee of Comstock Mining, Inc., since 2005.

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

Item 14. Principal Accounting Fees and Services.

On January 31, 2022, the Audit Committee retained WithumSmith+Brown, PC, PCAOB ID: 100 (“Withum”) as the Company’s new independent registered public accounting firm. upon the resignation of Moss Adams LLP , Irvine CA, PCAOB ID: 659 (“Moss Adams”) in December 2021. The aggregate fees billed for each of the last two fiscal years ended June 30, 2023 and 2022 for professional services rendered by Withum. These fees were billed for audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q reports, and services provided in connection with statutory and regulatory filings and engagements for those fiscal years.

	Fiscal Year
	2023	2022
Audit fees – Withum	$101,000	$24,000
Tax fees – Withum	48,000	3,000
Audit Fees – Moss Adams	-	103,000
Tax fees – Moss Adams	-	10,000
Total	$149,000	$140,000

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

(a)(3) Exhibits

Set forth below is an index of applicable exhibits filed with this report according to exhibit table number.

Exhibit Number	Description

3.(i)	Bylaws (amended February 16, 2000) *

3.(ii)	Articles of Incorporation*

4.	Instruments defining the rights of security holders including indentures (See Articles of Incorporation and Bylaws) *

10.	Material Contracts:

10.3	Franchise License Agreement, dated December 10, 2004, between Justice Investors Limited Partnership and Hilton Hotels (incorporated by reference to Exhibit 10.3 of the Company’s amended report on Form 10-K/A for the fiscal year ended June 30, 2011, as filed with the Commission on August 24, 2012). *

10.5	Management Agreement, dated February 1, 2017, between Justice Operating Company, LLC and Aimbridge Management Company, LLC. (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K Report for the fiscal year ended June 30, 2017, as filed with the Commission on October 13, 2017). *

14.	Code of Ethics (filed herewith).

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PORTSMOUTH SQUARE, INC.
(Registrant)

Date:	October 13, 2023	by	/s/ John V. Winfield
John V. Winfield,
Chairman of the Board and
Chief Executive Officer

Date:	October 13, 2023	by	/s/ Ann Marie Blair
Ann Marie Blair, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title and Position	Date

/s/ John V Winfield	Chief Executive Officer and Chairman	October 13, 2023
John V. Winfield	of the Board (Principal Executive Officer)

/s/ David C. Gonzalez	President, Advisor of Executive Strategic	October 13, 2023
David C. Gonzalez	Real Estate and Securities Investment Committee

/s/ Yvonne Murphy	Director	October 13, 2023
Jerold R. Babin

/s/ John C. Love	Director	October 13, 2023
John C. Love

/s/ William J. Nance	Director	October 13, 2023
William J. Nance

/s/ Steve Grunwald	Director	October 13, 2023
Steve Grunwald

