Form 10-K/A
period 2023-06-30
PORTSMOUTH SQUARE INC
filed 2023-10-16
CIK 79661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

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

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory note

We are filing this Amendment No. 1 to our Form 10-K filed on October 16, 2023 to include all required IXBRL files.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company’s material financial obligations which also includes interest.

	Total	Year 2024	Year 2025	Year 2026	Year 2027	Year 2028	Thereafter
Mortgage notes payable	$107,240,000	$107,240,000	$-	$-	$-	$-	$-
Related party notes payable	15,700,000	-	15,700,000
Other notes payable	2,954,000	567,000	567,000	567,000	463,000	317,000	473,000
Interest	3,243,000	3,243,000	-	-	-	-	-
Total	$129,137,000	$111,050,000	$16,267,000	$567,000	$463,000	$317,000	$473,000

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

East Brunswick, NJ

October 13, 2023

PCAOB ID Number 100

PORTSMOUTH SQUARE, INC.

CONSOLIDATED BALANCE SHEETS

As of	June 30, 2023	June 30, 2022
ASSETS
Investment in hotel, net	$34,381,000	$31,230,000
Investment in marketable securities	359,000	541,000
Cash and cash equivalents	2,295,000	2,662,000
Restricted cash	2,911,000	6,226,000
Accounts receivable - hotel, net	419,000	377,000
Other assets	735,000	852,000
Deferred tax assets, net	-	7,911,000

Total assets	$41,100,000	$49,799,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities - Hotel	$11,615,000	$8,307,000
Accounts payable and other liabilities	66,000	235,000
Accounts payable to related party	7,283,000	4,908,000
Due to securities broker	-	130,000
Related party notes payable	15,700,000	14,200,000
Other notes payable	2,954,000	3,521,000
Finance leases	-	183,000
Mortgage notes payable - Hotel, net	107,117,000	108,747,000

Total liabilities	144,735,000	140,231,000

Commitments and Contingencies - Note 15

Shareholders’ deficit:
Common stock, no par value: Authorized shares - 750,000; 734,187 shares issued and outstanding as of June 30, 2023 and 2022, respectively	2,092,000	2,092,000
Accumulated deficit	(105,727,000)	(92,524,000)
Total shareholders’ deficit	(103,635,000)	(90,432,000)

Total liabilities and shareholders’ deficit	$41,100,000	$49,799,000

The accompanying notes are an integral part of these consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30,	2023	2022

Revenue - Hotel	$42,027,000	$31,534,000

Costs and operating expenses
Hotel operating expenses	(34,457,000)	(27,451,000)
Hotel depreciation and amortization expense	(2,715,000)	(2,209,000)
General and administrative expense	(1,793,000)	(1,130,000)

Total costs and operating expenses	(38,965,000)	(30,790,000)

Income from operations	3,062,000	744,000

Other income (expense)
Interest expense - mortgage	(6,467,000)	(6,549,000)
Interest expense - related party	(1,725,000)	(1,375,000)
Gain on forgiveness of debt	-	2,000,000
Net realized loss on marketable securities	(137,000)	(433,000)
Net realized loss on marketable securities - Comstock	-	(2,056,000)
Net unrealized gain on marketable securities	188,000	1,348,000
Impairment loss on other investments	-	(20,000)
Dividend and interest income	36,000	121,000
Trading and margin interest expense	(248,000)	(203,000)

Total other expense, net	(8,353,000)	(7,167,000)

Loss before income taxes	(5,291,000)	(6,423,000)
Income tax expense (benefit)	(7,912,000)	(142,000)

Net loss	$(13,203,000)	$(6,565,000)

Basic and diluted net loss per share	$(17.98)	$(8.94)

Weighted average number of common shares outstanding - basic and diluted	734,187	734,187

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

The following table provides a summary as of June 30, 2023, the Company’s material financial obligations which also including interest payments:

		Year	Year	Year	Year	Year
	Total	2024	2025	2026	2027	2028	Thereafter
Mortgage notes payable	$107,240,000	$107,240,000	$-	$-	$-	$-	$-
Related party notes payable	15,700,000	-	15,700,000	-	-	-	-
Oher notes payable	2,954,000	567,000	567,000	567,000	463,000	317,000	473,000
Interest	3,243,000	3,243,000	-	-	-	-	-
Total	$129,137,000	$111,050,000	$16,267,000	$567,000	$463,000	$317,000	$473,000

NOTE 3 - REVENUE

The following table present our revenue disaggregated by revenue streams.

For the year ended June 30,	2023	2022
Hotel revenues:
Hotel rooms	$35,684,000	$26,599,000
Food and beverage	2,625,000	1,471,000
Garage	2,790,000	3,112,000
Other operating departments	928,000	352,000
Total Hotel revenue	$42,027,000	$31,534,000

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

NOTE 7 – OTHER ASSETS

Other assets consist of the following as of June 30:

	2023	2022
Inventory - Hotel	$27,000	$27,000
Prepaid expenses	424,000	534,000
Miscellaneous assets	284,000	291,000
Total other assets	$735,000	$852,000

NOTE 8 – RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of related party and other notes payable as of June 30, 2023 and 2022, respectively.

As of June 30,	2023	2022
Related party note payable - InterGroup	$15,700,000	$14,200,000
Other note payable - Hilton	2,058,000	2,375,000
Other note payable - Aimbridge	896,000	1,146,000
Total related party and other notes payable	$18,654,000	$17,721,000

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

Future minimum principal payments for all related party and other financing transactions are as follows:

For the year ending June 30,

2024	$111,050,000
2025	16,267,000
2026	567,000
2027	463,000
2028	317,000
Thereafter	473,000
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

