Form 10-Q
period 2023-09-30
PORTSMOUTH SQUARE INC
filed 2023-11-14
CIK 79661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The number of shares outstanding of registrant’s Common Stock, as of November 14, 2023 was 734,187.

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NONE	NONE	NONE

PART 1

FINANCIAL INFORMATION

Item 1 – Financial Statements

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of	September 30, 2023
	(unaudited)	June 30, 2023
ASSETS
Investment in hotel, net	$34,315,000	$34,381,000
Investment in marketable securities	271,000	359,000
Cash and cash equivalents	4,149,000	2,295,000
Restricted cash	2,853,000	2,911,000
Accounts receivable, net	453,000	419,000
Other assets, net	730,000	735,000

Total assets	$42,771,000	$41,100,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities - Hotel	$12,804,000	$11,615,000
Accounts payable and other liabilities	46,000	66,000
Accounts payable to related party	8,207,000	7,283,000
Related party notes payable	17,200,000	15,700,000
Other notes payable	2,813,000	2,954,000
Mortgage notes payable, net	106,896,000	107,117,000

Total liabilities	147,966,000	144,735,000

Shareholders’ deficit:
Common stock, no par value: Authorized shares - 750,000; 734,187 shares issued and outstanding shares as of September 30, 2023 and June 30, 2023, respectively	2,092,000	2,092,000
Accumulated deficit	(107,287,000)	(105,727,000)
Total shareholders’ deficit	(105,195,000)	(103,635,000)

Total liabilities and shareholders’ deficit	$42,771,000	$41,100,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

For the three months ended September 30,	2023	2022

Revenue - Hotel	$11,093,000	$12,310,000

Costs and operating expenses
Hotel operating expenses	(9,281,000)	(9,306,000)
Hotel depreciation and amortization expense	(821,000)	(627,000)
General and administrative expense	(319,000)	(309,000)

Total costs and operating expenses	(10,421,000)	(10,242,000)

Income from operations	672,000	2,068,000

Other income (expense)
Interest expense - mortgage	(1,606,000)	(1,632,000)
Interest expense - related party	(502,000)	(430,000)
Net loss on marketable securities	(88,000)	(10,000)
Dividend and interest income	3,000	26,000
Trading and margin interest expense	(38,000)	(34,000)

Total other expense, net	(2,231,000)	(2,080,000)

Loss before income taxes	(1,559,000)	(12,000)
Income tax (expense) benefit	(1,000)	3,000

Net Loss	$(1,560,000)	$(9,000)

Basic and diluted net loss per share	$(2.12)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	734,187	734,187

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited)

				Total
	Common Stock		Accumulated	Shareholders’
	Shares	Amount	Deficit	Deficit

Balance at
July 1, 2023	734,187	$2,092,000	$(105,727,000)	$(103,635,000)

Net loss	-	-	(1,560,000)	(1,560,000)

Balance at
September 30, 2023	734,187	$2,092,000	$(107,287,000)	$(105,195,000)

				Total
	Common Stock		Accumulated	Shareholders’
	Shares	Amount	Deficit	Deficit

Balance at
July 1, 2022	734,187	$2,092,000	$(92,524,000)	$(90,432,000)

Net loss	-	-	(9,000)	(9,000)

Balance at
September 30, 2022	734,187	$2,092,000	$(92,533,000)	$(90,441,000)

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENDSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

For the three months ended September 30,	2023	2022
Cash flows from operating activities:
Net loss	$(1,560,000)	$(9,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net unrealized loss (gain) on marketable securities	88,000	(90,000)
Amortization of other notes payable	(141,000)	(142,000)
Deferred taxes	-	(3,000)
Depreciation and amortization	821,000	627,000
Amortization of loan cost	60,000	61,000
Changes in operating assets and liabilities:
Investment in marketable securities	-	336,000
Accounts receivable	(34,000)	126,000
Other assets	5,000	339,000
Accounts payable and other liabilities - Hotel	(898,000)	851,000
Accounts payable and other liabilities	2,067,000	-
Accounts payable related party	924,000	307,000
Due to securities broker	-	(130,000)
Net cash provided by operating activities	1,332,000	2,273,000

Cash flows from investing activities:
Payments for hotel furniture, equipment and building improvements	(755,000)	(1,632,000)
Net cash used in investing activities	(755,000)	(1,632,000)

Cash flows from financing activities:
Proceeds from related party note payable	1,500,000	-
Payments of mortgage notes payable	(281,000)	(612,000)
Net cash provided by (used in) financing activities	1,219,000	(612,000)

Net increase in cash, cash equivalents, and restricted cash	1,796,000	29,000
Cash, cash equivalents, and restricted cash at the beginning of the period	5,206,000	8,888,000
Cash, cash equivalents, and restricted cash at the end of the period	$7,002,000	$8,917,000

Supplemental information:
Interest paid	$1,606,000	$2,061,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements included herein have been prepared by Portsmouth Square, Inc. (“Portsmouth” or the “Company”), according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of Portsmouth and the notes therein included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023. The September 30, 2023 condensed consolidated balance sheet was derived from the consolidated balance sheet as included in the Company’s Form 10-K for the year ended June 30, 2023.

The unaudited condensed consolidated financial statements include the accounts of our wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended September 30, 2023 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2024.

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

As of September 30, 2023, The InterGroup Corporation (“InterGroup”), a public company, owns approximately 75.7% of the outstanding common shares of Portsmouth and the Company’s Chairman of the Board and Chief Executive Officer, John V. Winfield, owns approximately 2.5% of the outstanding common shares of the Company. Mr. Winfield also serves as the President, Chairman of the Board and Chief Executive Officer of InterGroup and owns approximately 68.6% of the outstanding common shares of InterGroup as of September 30, 2023.

There have been no material changes to the Company’s significant accounting policies during the three months ended September 30, 2023. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 for a summary of the significant accounting policies.

Reclassifications

Certain line items on the statement of cash flows for the three months ended September 30, 2022, have been reclassified to conform to the current period presentation. Net cash provided by (used in) operating, investing, and financing activities did not change as a result of this reclassification.

Recently Issued and Adopted Accounting Pronouncements

As of September 30, 2023, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on the Company’s consolidated financial statements.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in Note 9 – Related Party and Other Financing Transactions, as of September 30, 2023, the outstanding balance consists of a senior mortgage loan and mezzanine loan totaling $106,896,000. Both loans mature on January 1, 2024, in addition, the Company has recurring losses and has an accumulated deficit of $107,287,000.

Due to these factors and the uncertainty around the Company’s ability to successfully refinance the debt on favorable terms in the current lending environment gives rise to substantial doubt about the Company’s ability to continue as a going concern for one year after the financial statement issuance date.

The Company is exploring the possibility of refinancing its senior mortgage and mezzanine debt with potential lenders. Alternatively, the Company is also exploring the possibility of a loan modification or extension to the existing debt with the current lenders, however, the Company may be unable to access further financing when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. During 2021 and first part of calendar 2022, we took advantage of the slow periods to make certain capital improvements including complete refinishing of all guest room furniture, resurfacing half of the hotel bathtubs that needed repair, refreshed meeting space and lobby paint and vinyl, replaced all bed frames and socks, and completed the carpet and wall covering corridor installation. In November 2022, we began our guestroom renovation and had completed approximately 307 guestrooms as of September 30, 2023. Hotel improvements are ongoing to remain competitive and we anticipate completing the guestroom renovations by the end March 2024. Once the Company completes its full renovation, management anticipates its high occupancy to continue and its average daily rates to increase as it completes renovation up to the point of generating a positive cash flows.

The financial statements do not include any adjustments to the carrying amounts of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

NOTE 2 - LIQUIDITY

Historically, our cash flows have been primarily generated from our Hotel operations. However, the responses by federal, state, and local civil authorities to the COVID-19 pandemic continues to have a material detrimental impact on our liquidity. For the three months ended September 30, 2023 our net cash provided by operating activities was $1,332,000. We have taken several steps to preserve capital and increase liquidity at our Hotel, including implementing strict cost management measures to eliminate non-essential expenses, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets. As the hospitality and travel environment continues to recover, we will continue to evaluate what services the Company will bring back. During the three months ended September 30, 2023, the Company continued to make capital improvements to the hotel in the amount of $755,000 and anticipates continuing its guest room upgrade program during the fiscal year 2024.

The Company had cash and cash equivalents of $4,149,000 and $2,295,000 as of September 30, 2023 and June 30, 2023, respectively. The Company had restricted cash of $2,853,000 and $2,911,000 as of September 30, 2023 and June 30, 2023, respectively. The Company had marketable securities of $271,000 and $359,000 as of September 30, 2023 and June 30, 2023, respectively. These marketable securities are short-term investments and liquid in nature.

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 31, 2023. On December 16, 2020, the Partnership and InterGroup entered into a loan modification agreement which increased the Partnership’s borrowing from InterGroup as needed up to $10,000,000. Upon the dissolution of the Partnership in December 2021, Portsmouth assumed the Partnership’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. In July 2023, the note maturity date was extended to July 31, 2025 and the borrowing amount available was increased to $20,000,000. As of June 30, 2023 the balance of the loan was $15,700,000 net of loan amortization costs of zero. The Company agreed to a 0.5% loan extension and modification fee payable to InterGroup. During the three months ended September 30, 2023, the Company needed additional funding in the amount of $1,500,000. As of September 30, 2023 the balance of the loan was $17,200,000 and has not made any paid-downs to its note payable to InterGroup. The Company could amend its by-laws and increase the number of authorized shares to issue additional shares to raise capital in the public markets if needed.

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

The following table provides a summary as of September 30, 2023, the Company’s material financial obligations which also including interest payments:

		9 Months	Year	Year	Year	Year
	Total	2024	2025	2026	2027	2028	Thereafter
Mortgage notes payable	$106,802,000	$106,802,000	$-	$-	$-	$-	$-
Related party notes payable	$17,200,000	$-	$-	$17,200,000	$-	$-	$-
Other notes payable	2,813,000	425,000	567,000	567,000	463,000	317,000	474,000
Interest	5,141,000	3,079,000	2,062,000	-	-	-	-
Total	$131,956,000	$110,306,000	$2,629,000	$17,767,000	$463,000	$317,000	$474,000

NOTE 3 – REVENUE

The following table present our revenues disaggregated by revenue streams.

For the three months ended September 30,	2023	2022
Hotel revenues:
Hotel rooms	$9,561,000	$10,802,000
Food and beverage	627,000	535,000
Garage	825,000	822,000
Other operating departments	80,000	151,000
Total hotel revenue	$ 11,093,000	$12,310,000

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

Contract assets and liabilities

The Company does not have any material contract assets as of September 30, 2023 and June 30, 2023, other than trade and other receivables, net on our condensed consolidated balance sheets. Our receivables are primarily the result of contracts with customers, that were entered into within the past 12 months, which are reduced by a reserve for estimated credit losses that reflects our estimate of amounts that will not be collected and amount to $0 and $1,000 at September 30, 2023 and June 30, 2023, respectively.

The Company records contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities on our condensed consolidated balance sheets and had a balance of $290,000 at July 1, 2023. During the three months ended September 30, 2023 $158,000 was recorded was received and increased in advance of guests and recorded as contract liabilities. Contract liabilities increased to $1,061,000 as of September 30, 2022 from $493,000 as of June 30, 2022. The increased for the three months ended September 30, 2023 was primarily driven by advance deposits received from customers for services to be performed after September 30, 2023.

Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers are less than one year.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
September 30, 2023	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Finance lease ROU assets	1,805,000	(1,318,000)	487,000
Furniture and equipment	39,481,000	(30,087,000)	9,394,000
Building and improvements	56,274,000	(32,964,000)	23,310,000
Investment in Hotel, net	$98,684,000	$(64,369,000)	$34,315,000

		Accumulated	Net Book
June 30, 2023	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Finance lease ROU assets	1,805,000	(1,239,000)	566,000
Furniture and equipment	38,727,000	(29,682,000)	9,045,000
Building and improvements	56,273,000	(32,627,000)	23,646,000
Investment in Hotel, net	$97,929,000	$(63,548,000)	$34,381,000

Finance lease ROU assets, furniture and equipment are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 3 to 7 years and amortized over the life of the lease. Building and improvements are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 15 to 39 years. Depreciation expense for the three months ended September 30, 2023 and 2022 are $821,000 and $627,000, respectively.

NOTE 5 – INVESTMENT IN MARKETABLE SECURITIES, NET

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also invested in income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

As of September 30, 2023, and June 30, 2023, all the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net Unrealized	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Gain (Loss)	Value

As of September 30, 2023
Corporate
Equities	$274,000	$49,000	$(52,000)	$(3,000)	$271,000

As of June 30, 2023
Corporate
Equities	$274,000	$133,000	$(48,000)	$85,000	$359,000

Net (loss) gain on marketable securities on the statement of operations is comprised of realized and unrealized losses. Below is the breakdown of the two components for the three months ended September 30, 2023 and 2022, respectively.

For the three months ended September 30,	2023	2022
Realized loss on marketable securities, net	$-	$(100,000)
Unrealized (loss) gain on marketable securities, net	(88,000)	90,000
Net loss on marketable securities	$(88,000)	$(10,000)

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

The assets measured at fair value on a recurring basis are as follows:

As of	September 30, 2023	June 30, 2023
	Total - Level 1	Total - Level 1
Assets:
Investment in marketable securities:
REITs and real estate companies	$265,000	$350,000
Basic materials	6,000	9,000
	$271,000	$359,000

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

NOTE 7 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows:

As of	September 30,	June 30,
	2023	2023
Cash and cash equivalents	$4,149,000	$2,295,000
Restricted cash	2,853,000	2,911,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$7,002,000	$5,206,000

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

Information below represents reporting segments for the three months ended September 30, 2023 and 2022, respectively. Segment loss from Hotel operations consists of the operation of the Hotel and operation of the garage. Loss from investments consists of net investment gain (loss), dividend and interest income and investment related expenses.

For the three months ended September 30, 2023	Hotel	Investment
	Operations	Transactions	Corporate	Total
Revenues	$11,093,000	$-	$-	$11,093,000
Segment operating expenses	(9,281,000)	-	(319,000)	(9,600,000)
Segment income (loss)	1,812,000	-	(319,000)	1,493,000
Interest expense - mortgage	(1,606,000)	-	-	(1,606,000)
Interest expense - related party	(502,000)	-	-	(502,000)
Depreciation and amortization expense	(821,000)	-	-	(821,000)
Loss from investments	-	(123,000)	-	(123,000)
Income tax expense	-	-	(1,000)	(1,000)
Net loss	$(1,117,000)	$(123,000)	$(320,000)	$(1,560,000)
Total assets	$42,187,000	$271,000	$313,000	$42,771,000

As of and for the three months ended September 30, 2022	Hotel	Investment
	Operations	Transactions	Corporate	Total
Revenues	$12,310,000	$-	$-	$12,310,000
Segment operating expenses	(9,306,000)	-	(309,000)	(9,615,000)
Segment income (loss)	3,004,000	-	(309,000)	2,695,000
Interest expense - mortgage	(1,632,000)	-	-	(1,632,000)
Interest expense - related party	(430,000)	-	-	(430,000)
Depreciation and amortization expense	(627,000)	-	-	(627,000)
Loss from investments	-	(18,000)	-	(18,000)
Income tax benefit	-	-	3,000	3,000
Net income (loss)	$315,000	$(18,000)	$(306,000)	$(9,000)
Total assets	$41,514,000	$295,000	$8,316,000	$50,125,000

NOTE 9 - RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of related party and other notes payable as of September 30, 2023 and June 30, 2023, respectively.

As of	September 30, 2023	June 30, 2023
Related party note payable - InterGroup	$17,200,000	$15,700,000
Other note payable - Hilton	1,979,000	2,058,000
Other note payable - Aimbridge	834,000	896,000
Total related party and other notes payable	$20,013,000	$18,654,000

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 31, 2023. On December 16, 2020, the Partnership and InterGroup entered into a loan modification agreement which increased the Partnership’s borrowing from InterGroup as needed up to $10,000,000. Upon the dissolution of the Partnership in December 2021, Portsmouth assumed the Partnership’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. In July 2023, the note maturity date was extended to July 31, 2025 and the borrowing amount available was increased to $20,000,000. As of June 30, 2023 the balance of the loan was $15,700,000. The Company agreed to a 0.5% loan extension and modification fee payable to InterGroup. During the three months ended September 30, 2023, the Company needed additional funding in the amount of $1,500,000. As of September 30, 2023 the balance of the loan was $17,200,000 and has not made any paid-downs to its note payable to InterGroup.

Note payable to Hilton (Franchisor) is a self-exhausting, interest free development incentive note which is reduced by approximately $317,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton.

On February 1, 2017, Operating entered into an HMA with Ambridge to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Ambridge to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second anniversary of the takeover date. During the first quarter of fiscal year 2021, the Hotel obtained approval from Ambridge to use the key money for hotel operations and the funds were exhausted by December 31, 2020. The unamortized portion of $834,000 and $896,000 of the key money is included in the related party notes payable in the consolidated balance sheets as of September 30, 2023 and June 30, 2023, respectively.

Future minimum principal payments for all related party and other financing transactions are as follows:

For the year ending June 30,
2024 (9 months)	$425,000
2025	567,000
2026	17,767,000
2027	463,000
2028	317,000
Thereafter	474,000
$20,013,000

As of September 30, 2023 and June 30, 2023, the Company had accounts payable to related party of $8,207,000 and $7,283,000, respectively. These are amounts due to InterGroup and represent accrued interests and certain shared costs and expenses, primarily general and administrative expenses, rent, insurance, and other expenses.

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December 2013. The mortgage loan is secured by the Company’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due through January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period through its maturity date of January 2024. Outstanding principal balance on the loan was $86,802,000 and $87,240,000 as of September 30, 2023 and June 30, 2023, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by Portsmouth in favor of the mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan had an interest rate of 9.75% per annum and a maturity date of January 1, 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender. On July 31, 2019, Mezzanine refinanced the mezzanine loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan which had a 9.75% per annum interest rate was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly.

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

NOTE 10 – ACCOUNTS PAYABLE AND OTHER LIABILITIES

The following summarizes the balances of accounts payable and other liabilities as of September 30, 2023 and June 30, 2023, respectively.

As of	September 30, 2023	June 30, 2023

Trade payable	$3,682,000	$2,815,000
Advance deposits	448,000	301,000
Property tax payable	571,000	59,000
Payroll and related accruals	3,155,000	2,863,000
Mortgage interest payable	382,000	-
Withholding and other taxes payable	1,495,000	1,204,000
Security deposit	52,000	52,000
Franchise fees	1,707,000	2,510,000
Management fees payable	1,106,000	1,683,000
Other payables	252,000	194,000
Total accounts payable and other liabilities	$12,850,000	$11,681,000

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

Such statements are subject to certain risks and uncertainties. These risks and uncertainties include, but are not limited to, the following: national and worldwide economic conditions, including the impact of recessionary conditions on tourism, travel and the lodging industry; the impact of terrorism and war on the national and international economies, including tourism, securities markets, energy and fuel costs; natural disasters; general economic conditions and competition in the hotel industry in the San Francisco area; seasonality, labor relations and labor disruptions; actual and threatened pandemics such as swine flu or the outbreak of COVID-19 or similar outbreaks; the ability to obtain financing at favorable interest rates and terms; securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023. These risks and uncertainties could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The Company had net loss of $1,560,000 for the three months ended September 30, 2023 compared to net loss of $9,000 for the three months ended September 30, 2022. The increase is primarily attributable to the decrease in Hotel revenue, offset by operating expenses.

Hotel Operations

The Company had net loss from Hotel operations of $1,117,000 for the three months ended September 30, 2023 compared to net income of $315,000 for the three months ended September 30, 2022. The change is primarily attributable to decrease in Hotel revenue.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended September 30, 2023 and 2022.

For the three months ended September 30,	2023	2022
Hotel revenues:
Hotel rooms	$9,561,000	$10,803,000
Food and beverage	627,000	535,000
Garage	825,000	822,000
Other operating departments	80,000	150,000
Total hotel revenues	11,093,000	12,310,000
Operating expenses excluding depreciation and amortization	(9,281,000)	(9,306,000)
Operating income before interest, depreciation and amortization	1,812,000	3,004,000
Interest expense - mortgage	(1,606,000)	(1,632,000)
Interest expense - related party	(502,000)	(430,000)
Depreciation and amortization expense	(821,000)	(627,000)
Net income (loss) from Hotel operations	$(1,117,000)	$315,000

For the three months ended September 30, 2023, the Hotel had operating income of $1,812,000 before interest expense, depreciation, and amortization on total operating revenues of $11,093,000. For the three months ended September 30, 2022, the Hotel had operating income of $3,004,000 before interest expense, depreciation, and amortization on total operating revenues of $12,310,000.

For the three months ended September 30, 2023, room revenue decreased by $1,242,000 and food and beverage revenue increased by $92,000 compared to the three months ended September 30, 2022. Total operating expenses decreased by $25,000 due to general and administrative expenses.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the three months ended September 30, 2023 and 2022.

Three Months Ended September 30,	Average Daily Rate	Average Occupancy %	RevPAR

2023	$218	88%	$191
2022	$230	94%	$216

The Hotel’s revenues decreased by 9.9% this quarter compared to the previous comparable quarter. Average daily rate decreased by $12, average occupancy decreased by 6.0%, and RevPar decreased by $25 for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Investment Transactions

The Company had a net loss on marketable securities of $88,000 for the three months ended September 30, 2023 compared to a net loss on marketable securities of $10,000 for the three months ended September 30, 2022. For the three months ended September 30, 2023, the Company net unrealized loss of $88,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company consolidated Justice (“Hotel”) for financial reporting purposes and was not taxed on its non-controlling interest in the Hotel. However, effective July 15, 2021, the Company become the owner of 100% of Justice and will include all the Hotel’s income and expense accounts into its income taxes calculations going forward. The income tax benefit during the three months ended September 30, 2023 and 2022 represent the income tax effect on the Company’s pretax loss which includes the operations of the Hotel.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of September 30, 2023 and June 30, 2023 by selected industry groups.

		% of Total
As of September 30, 2023		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$265,000	97.8%
Basic materials	6,000	2.2%
	$271,000	100.0%

		% of Total
As of June 30, 2023		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	350,000	97.5%
Basic materials	9,000	2.5%
	$359,000	100.0%

As of September 30, 2023, the Company’s investment portfolio includes five equity positions. The Company holds three equity securities that are more than 10% of the equity value of the portfolio. The largest security position represents 61% of the portfolio and consists of the common stock of American Realty Investors, Inc. (NYSE: ARL) and is included in REITS and real estate companies industry group.

As of June 30, 2023, the Company held five different equity positions in its investment portfolio. The Company held three equity securities that comprised more than 10% of the equity value of the portfolio. The largest security position represents 69% of the portfolio and consists of the common stock of American Realty Investors, Inc. (NYSE: ARL) and is included in REITS and real estate companies industry group.

The following table shows the net loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended September 30,	2023	2022
Net loss on marketable securities	$(88,000)	$(10,000)
Dividend and interest income	3,000	26,000
Margin interest expense	(10,000)	(6,000)
Trading and management expenses	(28,000)	(28,000)
	$(123,000)	$(18,000)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL SOURCES

The Company had cash, cash equivalents and restricted cash of $7,002,000 and $5,206,000 as of September 30, 2023 and June 30, 2023, respectively. The Company had marketable securities, net of margin due to securities brokers, of $271,000 and $359,000 as of September 30, 2023 and June 30, 2023, respectively. These marketable securities are short-term investments and liquid in nature.

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 31, 2023. On December 16, 2020, the Partnership and InterGroup entered into a loan modification agreement which increased the Partnership’s borrowing from InterGroup as needed up to $10,000,000. Upon the dissolution of the Partnership in December 2021, Portsmouth assumed the Partnership’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. In July 2023, the note maturity date was extended to July 31, 2025 and the borrowing amount available was increased to $20,000,000. As of June 30, 2023 the balance of the loan was $15,700,000. The Company agreed to a 0.5% loan extension and modification fee payable to InterGroup. During the three months ended September 30, 2023, the Company needed additional funding in the amount of $1,500,000. As of September 30, 2023 the balance of the loan was $17,200,000 and has not made any paid-downs to its note payable to InterGroup.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including management and franchise fees, corporate expenses, payroll and related costs, taxes, interest and principal payments on our outstanding indebtedness, and repairs and maintenance of the Hotel.

Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities and capital improvements of the Hotel. We will continue to finance our business activities primarily with existing cash, including from the activities described above, and cash generated from our operations. The objectives of our cash management policy are to maintain existing leverage levels and the availability of liquidity, while minimizing operational costs. We believe that our cash on hand, along with other potential sources of liquidity that management may be able to obtain, will be sufficient to fund our working capital needs. The Partnership obtained from Intergroup has provided additional funding as needed to assist as a source of liquidity. As well as our capital lease and debt obligations, even if current levels of occupancy and revenue per occupied room (“RevPAR”, calculated by multiplying the hotel’s average daily room rate by its occupancy percentage) were to persist for at least the next twelve months and beyond. However, there can be no guarantee that management will be successful with its plan.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in Note 9 – Related Party and Other Financing Transactions, as of September 30, 2023, the outstanding balance consists of a senior mortgage loan and mezzanine loan totaling $106,896,000. Both loans mature on January 1, 2024, in addition, the Company has recurring losses and has an accumulated deficit of $107,287,000.

Due to these factors and the uncertainty around the Company’s ability to successfully refinance the debt on favorable terms in the current lending environment gives rise to substantial doubt about the Company’s ability to continue as a going concern for one year after the financial statement issuance date.

The Company is exploring the possibility of refinancing its senior mortgage and mezzanine debt with potential lenders. Alternatively, the Company is also exploring the possibility of a loan modification or extension to the existing debt with the current lenders, however, the Company may be unable to access further financing when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. During 2021 and first part of calendar 2022, we took advantage of the slow periods to make certain capital improvements including complete refinishing of all guest room furniture, resurfacing half of the hotel bathtubs that needed repair, refreshed meeting space and lobby paint and vinyl, replaced all bed frames and socks, and completed the carpet and wall covering corridor installation. In November 2022, we began our guestroom renovation and had completed approximately 307 guestrooms as of September 30, 2023. Hotel improvements are ongoing to remain competitive and we anticipate completing the guestroom renovations by the end March 2024. Once the Company completes its full renovation, management anticipates its high occupancy to continue and its average daily rates to increase as it completes renovation up to the point of generating a positive cash flows.

The financial statements do not include any adjustments to the carrying amounts of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of September 30, 2022, the Company’s material financial obligations which also including interest payments:

		9 Months	Year	Year	Year	Year
	Total	2024	2025	2026	2027	2028	Thereafter
Mortgage notes payable	$106,802,000	$106,802,000	$-	$-	$-	$-	$-
Related party notes payable	17,200,000	-	-	17,200,000	-	-	-
Other notes payable	2,813,000	425,000	567,000	567,000	463,000	317,000	474,000
Interest	5,141,000	3,079,000	2,062,000	-	-	-	-
Total	$131,956,000	$110,306,000	$2,629,000	$17,767,000	$463,000	$317,000	$474,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the portrayal of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an ongoing basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the nine months ended September 30, 2023.

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

HOTEL ASSETS AND DEFINITE-LIVED INTANGIBLE ASSETS

We evaluate property and equipment, and definite-lived intangible assets for impairment quarterly, and when events or circumstances indicate the carrying value may not be recoverable, we evaluate the net book value of the assets by comparing to the projected undiscounted cash flows of the assets. We use judgment to determine whether indications of impairment exist and consider our knowledge of the hospitality industry, historical experience, location of the property, market conditions, and property-specific information available at the time of the assessment. The results of our analysis could vary from period to period depending on how our judgment is applied and the facts and circumstances available at the time of the analysis. When an indicator of impairment exists, judgment is also required in determining the assumptions and estimates to use within the recoverability analysis and when calculating the fair value of the asset or asset group, if applicable. Changes in economic and operating conditions impacting the judgments used could result in impairments to our long-lived assets in future periods. Historically, changes in estimates used in the property and equipment and definite-lived intangible assets impairment assessment process have not resulted in material impairment charges in subsequent periods as a result of changes made to those estimates. There were no indicators of impairment on its hotel investments or intangible assets and accordingly no impairment losses recorded during the three months ended September 30, 2023 and 2022, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-Q.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for the deferred tax asset valuation allowance was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Portsmouth Square, Inc., through its operating company Justice Investors Operating Company, LLC, a Delaware limited liability company (the “Company”), is the owner of the real property located at 750 Kearny Street in San Francisco, currently improved with a 27 – story building which houses a Hilton Hotel (the “Property”). The Property was purchased and improved pursuant to a series of agreements with the City and County of San Francisco (the “City”) in the early 1970’s. The terms of the agreements and subsequent approvals and permits included a condition by which the Company was required to construct an ornamental overhead pedestrian bridge across Kearny Street, connecting the Property to a nearby City park and underground parking garage known as Portsmouth Square (the “Bridge”). Included in the approval process was the City’s issuance of a Major Encroachment Permit (“Permit”) allowing the Bridge to span over Kearney Street. As of May 24, 2022, the City has purported to revoke the Permit and on June 13, 2022, directed the Company to submit a general bridge removal and restoration plan (the “Plan”) at the Company’s expense. The Company disputes the legality of the purported revocation of the Permit. The Company further disputes the existence of any legal or contractual obligation to remove the Bridge at its expense. In particular, representatives of the Company participated in meetings with the City on and at various times after August 1, 2019, to discuss a collaborative process for the possible removal of the Bridge. Until the purported revocation of the Permit in 2022, the City representatives repeatedly and consistently promised and agreed that the City will pay for the associated costs of any Bridge removal. Nevertheless, without waiving any rights, in an effort to understand all of the available options, and to provide a response to the City’s directives, the Company has engaged a Project Manager, a structural engineering firm and an architect to advise on the development of a Plan for the Bridge removal, as well as the reconstruction of the front of the Hilton Hotel. In that regard, the Company has been working cooperatively with the City on the process for removal of the Bridge and its related physical encroachments, including obtaining regulatory approvals and necessary permits. A final Plan is currently not expected to be completed until late calendar year of 2023 or early 2024, and permits are unlikely to be obtained until mid-2024 at the earliest. The Company is currently in discussion with the City regarding both the process and financial responsibility for the implementation of the Plan and reconstruction of the impacted portions of the Hotel. Those discussions are expected to continue through the end of 2023 and into 2024.

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

PORTSMOUTH SQUARE, INC.
(Registrant)

Date: November 14, 2023	by	/s/ John V. Winfield
John V. Winfield
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	by	/s/ Ann Marie Blair
Ann Marie Blair
Treasurer and Controller
(Principal Financial Officer)

-24-