Form 10-Q
period 2024-03-31
PORTSMOUTH SQUARE INC
filed 2024-05-14
CIK 79661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares outstanding of registrant’s Common Stock, as of May 14, 2024 was 734,187.

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NONE	NONE	NONE

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of	March 31, 2024
	(unaudited)	June 30, 2023
ASSETS
Investment in hotel, net	$34,509,000	$34,381,000
Investment in marketable securities	313,000	359,000
Cash and cash equivalents	3,572,000	2,295,000
Restricted cash	1,637,000	2,911,000
Accounts receivable, net	459,000	419,000
Other assets, net	1,165,000	735,000
Total assets	$41,655,000	$41,100,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities - Hotel	$13,151,000	$11,615,000
Accounts payable and other liabilities	123,000	66,000
Accounts payable to related party	10,339,000	7,283,000
Related party notes payable	20,100,000	15,700,000
Other notes payable	2,529,000	2,954,000
Mortgage notes payable, net	106,045,000	107,117,000
Total liabilities	152,287,000	144,735,000

Shareholders’ deficit:
Common stock, no par value: Authorized shares - 750,000; 734,187 shares issued and outstanding shares as of March 31, 2024 and June 30, 2023, respectively	2,092,000	2,092,000
Accumulated deficit	(112,724,000)	(105,727,000)
Total shareholders’ deficit	(110,632,000)	(103,635,000)

Total liabilities and shareholders’ deficit	$41,655,000	$41,100,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the three months ended March 31,	2024	2023

Revenue - Hotel	$10,758,000	$10,430,000

Costs and operating expenses
Hotel operating expenses	(9,239,000)	(8,413,000)
Hotel depreciation and amortization expense	(860,000)	(693,000)
General and administrative expense	(301,000)	(496,000)

Total costs and operating expenses	(10,400,000)	(9,602,000)

Income from operations	358,000	828,000

Other income (expense)
Interest expense - mortgage	(2,591,000)	(1,584,000)
Interest expense - related party	(590,000)	(420,000)
Net loss on marketable securities	(12,000)	(5,000)
Dividend and interest income	4,000	1,000
Trading and margin interest expense	(40,000)	(89,000)

Total other expense, net	(3,229,000)	(2,097,000)

Loss before income taxes	(2,871,000)	(1,269,000)
Income tax benefit	-	212,000

Net Loss	$(2,871,000)	$(1,057,000)

Basic and diluted net loss per share	$(3.91)	$(1.44)

Weighted average number of common shares outstanding - basic and diluted	734,187	734,187

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the nine months ended March 31,	2024	2023

Revenue - Hotel	$32,076,000	$32,632,000

Costs and operating expenses
Hotel operating expenses	(27,925,000)	(26,445,000)
Hotel depreciation and amortization expense	(2,522,000)	(1,955,000)
General and administrative expense	(1,054,000)	(1,321,000)

Total costs and operating expenses	(31,501,000)	(29,721,000)

Income from operations	575,000	2,911,000

Other income (expense)
Interest expense - mortgage	(5,796,000)	(4,871,000)
Interest expense - related party	(1,617,000)	(1,279,000)
Net (loss) gain on marketable securities	(46,000)	92,000
Dividend and interest income	10,000	33,000
Trading and margin interest expense	(122,000)	(204,000)

Total other expense, net	(7,571,000)	(6,229,000)

Loss before income taxes	(6,996,000)	(3,318,000)
Income tax (expense) benefit	(1,000)	932,000

Net Loss	$(6,997,000)	$(2,386,000)

Basic and diluted net loss per share	$(9.53)	$(3.25)

Weighted average number of common shares outstanding-basic and diluted	734,187	734,187

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Deficit

Balance at
July 1, 2023	734,187	$2,092,000	$(105,727,000)	$(103,635,000)

Net loss	-	-	(1,560,000)	(1,560,000)

Balance at
September 30, 2023	734,187	2,092,000	(107,287,000)	(105,195,000)

Net loss	-	-	(2,566,000)	(2,566,000)

Balance at
December 31, 2023	734,187	2,092,000	(109,853,000)	(107,761,000)

Net loss	-	-	(2,871,000)	(2,871,000)

Balance at
March 31, 2024	734,187	$2,092,000	$(112,724,000)	$(110,632,000)

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Deficit

Balance at
July 1, 2022	734,187	$2,092,000	$(92,524,000)	$(90,432,000)

Net loss	-	-	(9,000)	(9,000)

Balance at
September 30, 2022	734,187	2,092,000	(92,533,000)	(90,441,000)

Net loss	-	-	(1,320,000)	(1,320,000)

Balance at
December 31, 2022	734,187	2,092,000	(93,853,000)	(91,761,000)

Net loss	-	-	(1,057,000)	(1,057,000)

Balance at
March 31, 2023	734,187	$2,092,000	$(94,910,000)	$(92,818,000)

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENDSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the nine months ended March 31,	2024	2023
Cash flows from operating activities:
Net loss	$(6,997,000)	$(2,386,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net unrealized loss (gain) on marketable securities	46,000	(229,000)
Depreciation and amortization	2,522,000	1,955,000
Amortization of loan costs	122,000	183,000
Amortization of other notes payable	(425,000)	(425,000)
Changes in operating assets and liabilities:
Investment in marketable securities	-	370,000
Accounts receivable	(40,000)	39,000
Other assets	(430,000)	(1,548,000)
Accounts payable and other liabilities - Hotel	1,536,000	2,014,000
Accounts payable and other liabilities	57,000	-
Accounts payable related party	3,056,000	1,696,000
Due to securities broker	-	(130,000)
Net cash (used in) provided by operating activities	(553,000)	1,539,000

Cash flows from investing activities:
Payments for hotel furniture, equipment and building improvements	(2,650,000)	(4,131,000)
Net cash used in investing activities	(2,650,000)	(4,131,000)

Cash flows from financing activities:
Proceeds from related party note payable	4,400,000	-
Payments of mortgage, finance leases and other notes payable	(1,194,000)	(1,589,000)
Net cash provided by (used in) financing activities	3,206,000	(1,589,000)

Net increase (decrease) in cash, cash equivalents, and restricted cash	3,000	(4,181,000)
Cash, cash equivalents, and restricted cash at the beginning of the period	5,206,000	8,888,000
Cash, cash equivalents, and restricted cash at the end of the period	$5,209,000	$4,707,000

Supplemental information:
Interest paid	$3,718,000	$4,249,000
Taxes paid	$-	$165,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements included herein have been prepared by Portsmouth Square, Inc. (“Portsmouth” or the “Company”), according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of Portsmouth and the notes therein included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023. The June 30, 2023 condensed consolidated balance sheet was derived from the consolidated balance sheet as included in the Company’s Form 10-K for the year ended June 30, 2023.

The unaudited condensed consolidated financial statements include the accounts of our wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the nine months ended March 31, 2024 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2024.

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

As of March 31, 2024, The InterGroup Corporation (“InterGroup”), a public company, owns approximately 75.7% of the outstanding common shares of Portsmouth and the Company’s Chairman of the Board and Chief Executive Officer, John V. Winfield, owns approximately 2.5% of the outstanding common shares of the Company. Mr. Winfield also serves as the President, Chairman of the Board and Chief Executive Officer of InterGroup and owns approximately 68.6% of the outstanding common shares of InterGroup as of March 31, 2024.

There have been no material changes to the Company’s significant accounting policies during the nine months ended March 31, 2024. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 for a summary of the significant accounting policies.

Recently Issued and Adopted Accounting Pronouncements

As of March 31, 2024, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on the Company’s consolidated financial statements.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in Note 9 – Related Party and Other Financing Transactions, as of March 31, 2024, the outstanding balance consists of a senior mortgage loan and mezzanine loan totaling $106,045,000. Both loans matured on January 1, 2024 and were extended to January 1, 2025 on April 29, 2024 through Forbearance Agreements. In addition, the Company has recurring losses and has an accumulated deficit of $112,724,000 which includes a $64,100,000 increase adjustment made in December 2013 as a result of the partnership redemption.

Due to these factors and the uncertainty around the Company’s ability to successfully refinance the debt on favorable terms in the current lending environment gives rise to substantial doubt about the Company’s ability to continue as a going concern for one year after the financial statement issuance date.

On January 4, 2024, the Company was made aware of a notice of default (the “Notice”) issued by its senior loan special servicer LNR Partners, LLC to Justice Operating Company, LLC which is the wholly owned subsidiary of Portsmouth. The Notice states that the lender has rights as a result of such defaults, including, but not limited to, acceleration of the loans, foreclosure on collateral and other rights and remedies under the loan documents and otherwise available under the law. On January 10, 2024, the Company filed the required Form 8-K with the Securities and Exchange Commission. During the entire life of the outstanding debt, the Company has made all mortgage payments timely as of the date of maturity and as of March 31, 2024, there were no delinquent amounts due to the senior or mezzanine lenders. On April 29, 2024, the Company entered into forbearance agreements with its senior and mezzanine lenders which establishes, among other customary terms, the new maturity date of January 1, 2025 (see Note 11 - Subsequent Events). While the Company successfully entered into the aforementioned forbearance agreements, we continue our efforts to place a longer term refinancing solution to its current senior mortgage and mezzanine debt with potential lenders. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all.

In 2018-2019 the Company completed major improvements to its Hotel, such as the installation of a state-of-the-art high-speed internet Cisco Meraki system and updated all ethernet wiring with Cat6A and added the best available fiber to each guest room and common areas, added 55” and 65” Smart 4-K Samsung Televisions to all rooms and common areas, installed a new window-washing system and equipment, updated all computers and servers, and others. During 2021 and first part of calendar 2022, we took advantage of the slow periods to make certain capital improvements including resurfacing half of the hotel bathtubs that needed repair, refreshed meeting space and lobby paint and vinyl, replaced all bed frames and socks, and completed the carpet and wall covering corridor installation. In November 2022, we began our guestroom renovation and had completed approximately 402 guestrooms as of March 31, 2024. Hotel improvements are ongoing to remain competitive in this challenging San Francisco market and we anticipate completing the guestroom renovations by mid-June 2024. Once the Company completes its full renovation, management anticipates its high occupancy to continue and its average daily rates to increase as a result of the updated product. Additionally, the Company anticipates that total revenues will also increase as the hotel has had at least three levels or approximately 75 guest rooms out of service since November 2022 in order to be renovated. While we have no assurances that the financial markets will improve, we are cautiously optimistic about our ability to improve our revenues upon the completion of our renovation and the recovery of the San Francisco market. Additionally, there are major changes in the political landscape in San Francisco and a Mayor election this year that we believe could improve the overall condition of the City of San Francisco as a whole.

The financial statements do not include any adjustments to the carrying amounts of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

NOTE 2 - LIQUIDITY

Historically, our cash flows have been primarily generated from our Hotel operations. However, the current state of affairs of the City of San Francisco, its political challenges as well as the way its local government’s policies with regard to safety, drugs abuse, homelessness, crime, etc., have caused the City of San Francisco to be one of the slowest cities in the country to fully recover from the COVID-19 pandemic. Additionally, since San Francisco is a top-heavy tech company city, the “remote work” initiatives have caused a slowdown in business travel and in person meetings. Prior to the COVID-19 pandemic, our Hotel enjoyed most of its revenues from business travel, conventions, self-contained groups, etc., and post pandemic, most revenues are generated from leisure travel which is generally at a lower guest room rate. For the nine months ended March 31, 2024, our net cash used in operating activities was $553,000. We continue to maintain several steps to preserve capital and increase liquidity at our Hotel, including implementing strict cost management measures to eliminate non-essential expenses, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets. As the hospitality and travel environment continues to slowly recover in San Francisco, we will continue to evaluate what services we bring back. During the nine months ended March 31, 2024, the Company continued to make capital improvements to the Hotel in the amount of $2,650,000 and anticipates continuing its guest room upgrade program during the remaining of fiscal year 2024.

The Company had cash and cash equivalents of $3,572,000 and $2,295,000 as of March 31, 2024 and June 30, 2023, respectively. The Company had restricted cash of $1,637,000 and $2,911,000 as of March 31, 2024 and June 30, 2023, respectively. The Company had marketable securities, net of margin due to securities brokers, of $313,000 and $359,000 as of March 31, 2024 and June 30, 2023, respectively. These marketable securities are short-term investments and liquid in nature.

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, with interest only payable each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 31, 2023. On December 16, 2020, the Partnership and InterGroup entered into a loan modification agreement which increased the Partnership’s borrowing from InterGroup as needed up to $10,000,000. Upon the dissolution of the Partnership in December 2021, Portsmouth assumed the Partnership’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. In July 2023, the note maturity date was extended to July 31, 2025 and the borrowing amount available was increased to $20,000,000. As of June 30, 2023 the balance of the loan was $15,700,000 net of loan amortization costs of zero. The Company agreed to a 0.5% loan modification fee for the increased borrowing of $10,000,000 payable to InterGroup. In March 2024, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing amount available to $30,000,000. During the nine months ended March 31, 2024, the Company borrowed an additional $4,400,000 to fund its hotel operations. As of March 31, 2024 the balance of the loan was $20,100,000 and the Company has not made any paid-downs to its note payable to InterGroup. The Company could amend its by-laws and increase the number of authorized shares to issue additional shares to raise capital in the public markets if needed.

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

The following table provides a summary as of March 31, 2024, the Company’s material financial obligations which also including interest payments:

		3 Months	Year	Year	Year	Year
	Total	2024	2025	2026	2027	2028	Thereafter
Mortgage notes payable	$106,045,000		$106,045,000	$-	$-	$-	$-
Hilton/Aimbridge other notes payable	2,529,000	142,000	567,000	567,000	463,000	317,000	473,000
Related party notes payable	20,100,000	-	20,100,000	-	-	-	-
Interest	6,277,000	3,715,000	2,562,000	-	-	-	-
Total	$134,951,000	$3,857,000	$129,274,000	$567,000	$463,000	$317,000	$473,000

NOTE 3 – REVENUE

The following table presents our revenues disaggregated by revenue streams.

For the three months ended March 31,	2024	2023
Hotel revenues:
Hotel rooms	$9,018,000	$8,968,000
Food and beverage	924,000	744,000
Garage	710,000	609,000
Other operating departments	106,000	109,000
Total hotel revenue	$10,758,000	$10,430,000

For the nine months ended March 31,	2024	2023
Hotel revenues:
Hotel rooms	$26,982,000	$28,020,000
Food and beverage	2,523,000	1,905,000
Garage	2,243,000	2,148,000
Other operating departments	328,000	559,000
Total hotel revenue	$32,076,000	$32,632,000

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

Contract assets and liabilities

The Company does not have any material contract assets as of March 31, 2024 and June 30, 2023, other than trade and other receivables, net on our condensed consolidated balance sheets. Our receivables are primarily the result of contracts with customers, that were entered into within the past 12 months, which are reduced by a reserve for estimated credit losses that reflects our estimate of amounts that will not be collected and amount to $0 and $1,000 at March 31, 2024 and June 30, 2023, respectively.

Portsmouth records contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities on our consolidated balance sheets and had a balance of $290,000 at July 1, 2023. During the nine months ended March 31, 2024, the entire $290,000 was recognized as revenue. Contract liabilities increased to $291,000 as of March 31, 2024. Contract liabilities at July 1, 2022 was $493,000. During the nine months ended March 31, 2023, the entire $493,000 was recognized as revenue. Contract liabilities decreased to $364,000 as of March 31, 2023.

Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers are less than one year.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
March 31, 2024	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Finance lease ROU assets	1,805,000	(1,468,000)	337,000
Furniture and equipment	39,297,000	(30,939,000)	8,358,000
Building and improvements	58,353,000	(33,663,000)	24,690,000
Investment in Hotel, net	$100,579,000	$(66,070,000)	$34,509,000

		Accumulated	Net Book
June 30, 2023	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Finance lease ROU assets	1,805,000	(1,239,000)	566,000
Furniture and equipment	38,727,000	(29,682,000)	9,045,000
Building and improvements	56,273,000	(32,627,000)	23,646,000
Investment in Hotel, net	$97,929,000	$(63,548,000)	$34,381,000

Finance lease ROU assets, furniture and equipment are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 3 to 7 years and amortized over the life of the lease. Building and improvements are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 15 to 39 years. Depreciation expense for the nine months ended March 31, 2024 and 2023 are $2,522,000 and $1,955,000, respectively.

NOTE 5 - INVESTMENT IN MARKETABLE SECURITIES, NET

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

As of March 31, 2024, and June 30, 2023, all the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Gain	Fair Value
As of March 31, 2024
Corporate
Equities	$274,000	$85,000	$(46,000)	$39,000	$313,000

As of June 30, 2023
Corporate
Equities	$274,000	$133,000	$(48,000)	$85,000	$359,000

Net gain (loss) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of net gains (losses) on marketable securities for the three and nine months ended March 31, 2024 and 2023, respectively:

For the three months ended March 31,	2024	2023
Unrealized loss on marketable securities, net	$(12,000)	$(5,000)
Net loss on marketable securities	$(12,000)	$(5,000)

For the nine months ended March 31,	2024	2023
Realized loss on marketable securities, net	$-	$(137,000)
Unrealized (loss) gain on marketable securities, net	(46,000)	229,000
Net (loss) gain on marketable securities	$(46,000)	$92,000

NOTE 6 - FAIR VALUE MEASUREMENTS

The carrying values of the Company’s financial instruments not required to be carried at fair value on a recurring basis approximate fair value due to their short maturities (i.e., accounts receivable, other assets, accounts payable and other liabilities) or the nature and terms of the obligation (i.e., other notes payable and mortgage notes payable).

The assets measured at fair value on a recurring basis are as follows:

	March 31, 2024	June 30, 2023
As of	Total - Level 1	Total - Level 1
Assets:
Investment in marketable securities:
REITs and real estate companies	$303,000	$350,000
Basic materials	10,000	9,000
	$313,000	$359,000

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

NOTE 7 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows:

As of	March 31, 2024	June 30, 2023
Cash and cash equivalents	$3,572,000	$2,295,000
Restricted cash	1,637,000	2,911,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$5,209,000	$5,206,000

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

Information below represents reporting segments for the three and nine months ended March 31, 2024 and 2023, respectively. Operating income from Hotel operations consists of the operation of the hotel and operation of the garage. Loss from investment transactions consist of net investment gain (loss), dividend and interest income and trading and margin interest expense. The other segment consists of corporate general and administrative expenses and the income tax benefit for the entire Company.

As of and for the three months	Hotel	Investment
ended March 31, 2024	Operations	Transactions	Corporate	Total
Revenues	$10,758,000	$-	$-	$10,758,000
Segment operating expenses	(9,239,000)	-	(301,000)	(9,540,000)
Segment income (loss)	1,519,000	-	(301,000)	1,218,000
Interest expense - mortgage	(2,591,000)	-	-	(2,591,000)
Interest expense - related party	(590,000)	-	-	(590,000)
Depreciation and amortization expense	(860,000)	-	-	(860,000)
Loss from investments	-	(48,000)	-	(48,000)
Net loss	$(2,522,000)	$(48,000)	$(301,000)	$(2,871,000)
Total assets	$40,942,000	$313,000	$400,000	$41,655,000

As of and for the three months	Hotel	Investment
ended March 31, 2023	Operations	Transactions	Corporate	Total
Revenues	$10,430,000	$-	$-	$10,430,000
Segment operating expenses	(8,413,000)	-	(496,000)	(8,909,000)
Segment icome (loss)	2,017,000	-	(496,000)	1,521,000
Interest expense - mortgage	(1,584,000)	-	-	(1,584,000)
Interest expense - related party	(420,000)			(420,000)
Depreciation and amortization expense	(693,000)	-	-	(693,000)
Loss from investments		(93,000)	-	(93,000)
Income tax benefit	-	-	212,000	212,000
Net loss	$(680,000)	$(93,000)	$(284,000)	$(1,057,000)
Total assets	$39,682,000	$400,000	$9,080,000	$49,162,000

As of and for the nine months	Hotel	Investment
ended March 31, 2024	Operations	Transactions	Corporate	Total
Revenues	$32,076,000	$-	$-	$32,076,000
Segment operating expenses	(27,925,000)	-	(1,054,000)	(28,979,000)
Segment income (loss)	4,151,000	-	(1,054,000)	3,097,000
Interest expense - mortgage	(5,796,000)	-	-	(5,796,000)
Interest expense - related party	(1,617,000)	-	-	(1,617,000)
Depreciation and amortization expense	(2,522,000)	-	-	(2,522,000)
Loss from investments	-	(158,000)	-	(158,000)
Income tax expense	-	-	(1,000)	(1,000)
Net loss	$(5,784,000)	$(158,000)	$(1,055,000)	$(6,997,000)
Total assets	$40,942,000	$313,000	$400,000	$41,655,000

As of and for the nine months	Hotel	Investment
ended March 31, 2023	Operations	Transactions	Corporate	Total
Revenues	$32,632,000	$-	$-	$32,632,000
Segment operating expenses	(26,445,000)	-	(1,321,000)	(27,766,000)
Segment income (loss)	6,187,000	-	(1,321,000)	4,866,000
Interest expense - mortgage	(4,871,000)	-	-	(4,871,000)
Interest expense - related party	(1,279,000)	-	-	(1,279,000)
Depreciation and amortization expense	(1,955,000)	-	-	(1,955,000)
Loss from investments	-	(79,000)	-	(79,000)
Income tax benefit	-	-	932,000	932,000
Net loss	$(1,918,000)	$(79,000)	$(389,000)	$(2,386,000)
Total assets	$39,682,000	$400,000	$9,080,000	$49,162,000

NOTE 9 - RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of related party and other notes payable as of March 31, 2024 and June 30, 2023, respectively:

As of	March 31, 2024	June 30, 2023
Note payable - InterGroup	$20,100,000	$15,700,000
Note payable - Hilton	1,820,000	2,058,000
Note payable - Aimbridge	709,000	896,000
Total related party and other notes payable	$22,629,000	$18,654,000

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, with interest only payable each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 31, 2023. On December 16, 2020, the Partnership and InterGroup entered into a loan modification agreement which increased the Partnership’s borrowing from InterGroup as needed up to $10,000,000. Upon the dissolution of the Partnership in December 2021, Portsmouth assumed the Partnership’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. In July 2023, the note maturity date was extended to July 31, 2025 and the borrowing amount available was increased to $20,000,000. As of June 30, 2023 the balance of the loan was $15,700,000 net of loan amortization costs of zero. The Company agreed to a 0.5% loan modification fee for the increased borrowing of $10,000,000 payable to InterGroup. In March 2024, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing amount available to $30,000,000. During the nine months ended March 31, 2024, the Company borrowed an additional $4,400,000 to fund its hotel operations. As of March 31, 2024 the balance of the loan was $20,100,000 and the Company has not made any paid-downs to its note payable to InterGroup. The Company could amend its by-laws and increase the number of authorized shares to issue additional shares to raise capital in the public markets if needed.

Note payable to Hilton (Franchisor) is a self-exhausting, interest free development incentive note which is reduced by approximately $317,000 annually through 2030 by Hilton if the Company is still a Franchisee with Hilton.

On February 1, 2017, Operating entered into an HMA with Ambridge to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Ambridge to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second anniversary of the takeover date. The unamortized portion of $709,000 and $896,000 of the key money is included in the other notes payable in the consolidated balance sheets as of March 31, 2024 and June 30, 2023, respectively.

Future minimum principal payments for all related party and other financing transactions are as follows:

For the year ending June 30,
2024 (3 months)	$142,000
2025	20,667,000
2026	567,000
2027	463,000
2028	317,000
Thereafter	473,000
$22,629,000

As of March 31, 2024 and June 30, 2023, the Company had accounts payable to related party of $10,339,000 and $7,283,000, respectively. These are amounts due to InterGroup and represent accrued interests and certain shared costs and expenses, primarily general and administrative expenses, rent, insurance, and other expenses.

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December 2013. The 10-year mortgage loan is secured by the Company’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due through January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period through its maturity date of January 2024. Outstanding principal balance on the loan was $86,045,000 and $87,240,000 as of March 31, 2024 and June 30, 2023, respectively, and matured on January 1, 2024. As additional security for the mortgage loan, there is a limited guaranty executed by Portsmouth in favor of the mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan had an interest rate of 9.75% per annum and a maturity date of January 1, 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender. On July 31, 2019, Mezzanine refinanced the mezzanine loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan which had a 9.75% per annum interest rate was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matured on January 1, 2024. Interest only payments are due monthly. In September 2023, the Company entered into an agreement with Hart Advisors Group, LLC to assist in the negotiations of loan modifications with the senior and mezzanine lenders. On January 4, 2024, the Company was made aware of a notice of default (the “Notice”) issued by its senior loan special servicer LNR Partners, LLC to Operating which is the wholly owned subsidiary of the Company. The Notice states that the lender has rights as a result of such defaults, including, but not limited to, acceleration of the loans, foreclosure on collateral and other rights and remedies under the loan documents and otherwise available under the law. During the entire life of the outstanding debt, the Company has made all mortgage payments timely as of the date of maturity and as of March 31, 2024, there were no delinquent amounts due to the senior or mezzanine lenders. On April 29, 2024, Operating entered into a Forbearance Agreement with its senior and mezzanine lenders (see Note 11 - Subsequent Events).

Effective May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain certain net worth and liquidity. As of March 31, 2024, InterGroup is in compliance with both requirements. Operating has not been meeting certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lockbox by the Lender for all cash collected by the Hotel. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR.

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

NOTE 10 – ACCOUNTS PAYABLE AND OTHER LIABILITIES

The following summarizes the balances of accounts payable and other liabilities as of March 31, 2024 and June 30, 2023, respectively.

As of	March 31, 2024	June 30, 2023

Trade payable	$2,200,000	$1,235,000
Advance deposits	319,000	301,000
Property tax payable	476,000	59,000
Payroll and related accruals	3,280,000	2,863,000
Management fees payable	2,458,000	1,683,000
Mortgage interest payable	1,956,000	1,580,000
Withholding and other taxes payable	1,265,000	1,204,000
Security deposit	-	52,000
Franchise fees	1,108,000	2,510,000
Other payables	212,000	194,000
Total accounts payable and other liabilities	$13,274,000	$11,681,000

NOTE 11 – SUBSEQUENT EVENTS

On April 29, 2024, U.S. Bank National Association and other lenders (“Lender”) entered into a Forbearance Agreement (the “Mortgage Loan Forbearance Agreement”), all capitalized terms are used in this paragraph as defined in this agreement with Operating. Assuming no Termination Event occurs, Lender agrees to not take any action with respect to the loan facility set forth therein prior to January 1, 2025. During the Forbearance Period, Operating shall make all regularly scheduled payments to the Lender. The Mortgage Loan Forbearance Agreement also contains amended terms as to financial covenants and a 10% principal paydown in the amount of $8,589,706.44 to be applied by the Lender upon execution of the Mortgage Loan Forbearance Agreement. Retroactive to January 1, 2024, Operating will be required to accrue an additional 4% default interest, due and payable to Lender at the new maturity or loan prepayment. In addition, Operating paid 1% forbearance fee or $858,971 to Lender upon execution of the Forbearance Agreement.

On April 29, 2024, CRED REIT HOLDCO LLC (“Mezz Lender”) entered into a Forbearance Agreement (the “Mezz Forbearance Agreement”), all capitalized terms in this paragraph are used as defined in the Mezz Forbearance Agreement) with Mezzanine, an indirect subsidiary of the Company. Assuming no Termination Event occurs, Mezz Lender agrees to not take any action with respect to the loan facility set forth therein prior to January 1, 2025. The Mezz Lender also has advanced $4.5 million for payment of the 10% principal paydown with respect to the Mortgage Loan Forbearance Agreement (defined below). Retroactive to January 1, 2024, Mezzanine will be required to accrue an additional 4% default interest and a 1% forbearance fee or $245,000. During the Forbearance Period, no payments will be due to the Mezz Lender until the new maturity date or loan prepayment.

Both forbearance agreements also contain customary and usual terms, events of default, transaction fees, and representations and warranties and covenants for like transactions. The Company will endeavor to refinance the aforementioned loans prior to their new maturity.

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

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The Company had net loss of $2,871,000 for the three months ended March 31, 2024 compared to net loss of $1,057,000 for the three months ended March 31, 2023.

Hotel Operations

The Company had net loss from Hotel operations of $2,522,000 for the three months ended March 31, 2024 compared to net loss of $680,000 for the three months ended March 31, 2023. The increase in loss is primarily attributable to the increase in default mortgage interest expense during forbearance period and operating expenses, partially offset by increased rooms and food and beverage revenues.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended March 31, 2024 and 2023:

For the three months ended March 31,	2024	2023
Hotel revenues:
Hotel rooms	$9,018,000	$8,968,000
Food and beverage	924,000	744,000
Garage	710,000	609,000
Other operating departments	106,000	109,000
Total hotel revenues	10,758,000	10,430,000
Operating expenses excluding depreciation and amortization	(9,239,000)	(8,413,000)
Operating income before interest, depreciation and amortization	1,519,000	2,017,000
Interest expense - mortgages	(2,591,000)	(1,584,000)
Interest expense - related party	(590,000)	(420,000)
Depreciation and amortization expense	(860,000)	(693,000)
Net loss from Hotel operations	$(2,522,000)	$(680,000)

For the three months ended March 31, 2024, the Hotel had operating income of $1,519,000 before interest expense, depreciation, and amortization on total operating revenues of $10,758,000 compared to operating income of $2,017,000 before interest expense, depreciation, and amortization on total operating revenues of $10,430,000 for the three months ended March 31, 2023.

For the three months ended March 31, 2024, room revenues increased by $50,000, food and beverage revenue increased by $180,000 and garage increased by $101,000 compared to the three months ended March 31, 2023. Total operating expenses increased by $826,000 due to increase in union salaries and wages, room amenities and booking commissions, food and beverage cost.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the three months ended March 31, 2024 and 2023:

Three Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR
2024	$232	78%	$182
2023	$234	78%	$183

The Hotel’s revenues increased by 3% this quarter as compared to the previous comparable quarter. Average daily rate decreased by $2, average occupancy remained the same, and RevPAR decreased by $1 for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The figures reflected in this table are negatively impacted by approximately 52-78 guest rooms taken out of order at any given time in to allow for their renovation which started in November 2022 and is scheduled to be completed by June 2024.

Investment Transactions

The Company had a net loss on marketable securities of $12,000 for the three months ended March 31, 2024 compared to a net loss on marketable securities of $5,000 for the three months ended March 31, 2023. For the three months ended March 31, 2024, the Company had a net unrealized loss of $12,000. For the three months ended March 31, 2023, the Company had a net unrealized loss of $5,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company had no tax benefit or expense during the three months ended March 31, 2024 and had a tax benefit of $212,000 for the three months ended March 31, 2023 and represent the income tax effect on the Company’s pretax loss which includes the operations of the Hotel.

Nine Months Ended March 31, 2024 Compared to Nine Months Ended March 31, 2023

The Company had net loss of $6,997,000 for the nine months ended March 31, 2024 compared to net loss of $2,386,000 for the nine months ended March 31, 2023. The increase in loss is primarily attributable to a decrease in rooms revenues and increased operating expenses and interest expense, offset in part by increased food and beverage revenues.

Hotel Operations

The Company had net loss from Hotel operations of $5,784,000 for the nine months ended March 31, 2024 compared to net loss of $1,918,000 for the nine months ended March 31, 2023. The increase in loss is primarily attributable to the decrease in rooms revenue and an increase in operating expenses.

The following table sets forth a more detailed presentation of Hotel operations for the nine months ended March 31, 2024 and 2023:

For the nine months ended March 31,	2024	2023
Hotel revenues:
Hotel rooms	$26,982,000	$28,020,000
Food and beverage	2,523,000	1,905,000
Garage	2,243,000	2,148,000
Other operating departments	328,000	559,000
Total hotel revenues	32,076,000	32,632,000
Operating expenses excluding depreciation and amortization	(27,925,000)	(26,445,000)
Operating income before interest, depreciation and amortization	4,151,000	6,187,000
Interest expense - mortgages	(5,796,000)	(4,871,000)
Interest expense - related party	(1,617,000)	(1,279,000)
Depreciation and amortization expense	(2,522,000)	(1,955,000)
Net loss from Hotel operations	$(5,784,000)	$(1,918,000)

For the nine months ended March 31, 2024, the Hotel had operating income of $4,151,000 before interest expense, depreciation, and amortization on total operating revenues of $26,982,000 compared to operating income of $6,187,000 before interest expense, depreciation, and amortization on total operating revenues of $28,020,000 for the nine months ended March 31, 2023. For the nine months ended March 31, 2024, room revenues decreased by $1,038,000, food and beverage revenue increased by $618,000, garage revenue increased by $95,000 compared to the nine months ended March 31, 2023. Total operating expenses increased by $1,480,000 due to increase in room costs amenities, food and beverage costs, and salaries and wages.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the six months ended March 31, 2024 and 2023.

Nine Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR
2024	$219	82%	$180
2023	$221	85%	$188

The Hotel’s revenues decreased by 2% for the nine months ended March 31, 2024 as compared to the nine months ended March 31, 2023. Average daily rate decreased by $2, average occupancy decreased by 3%, and RevPAR decreased by $8 for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. The figures reflected in this table are negatively impacted by approximately 52-78 guest rooms taken out of order at any given time in to allow for their renovation which stated in November 2022 and is scheduled to be completed by June 2024.

Investment Transactions

The Company had a net loss on marketable securities of $46,000 for the nine months ended March 31, 2024 compared to a net gain on marketable securities of $92,000 for the nine months ended March 31, 2023. For the nine months ended March 31, 2024, the Company had a net unrealized loss of $46,000. For the nine months ended March 31, 2023, the Company had a net realized loss of $137,000 and a net unrealized gain of $229,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

Effective July 15, 2021, the Company became the owner of 100% of Justice and included all the Hotel’s income and expense accounts into its income taxes calculations from that date. The income tax expense during the nine months ended March 31, 2024 was $1,000 and March 31, 2023 the income tax benefit was $932,000, represented the income tax effect on the Company’s pretax loss which includes the operations of the Hotel.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of March 31, 2024 and June 30, 2023 by selected industry groups.

		% of Total
As of March 31, 2024		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$303,000	96.8%
Basic materials	10,000	3.2%
	$313,000	100.0%

		% of Total
As of June 30, 2023		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$350,000	97.5%
Basic materials	9,000	2.5%
	$359,000	100.0%

As of March 31, 2024, the Company’s investment portfolio includes five equity positions. The Company holds three equity security positions that comprised more than 10% of the equity value of the portfolio. The largest security position represents 61% of the portfolio and consists of the common stock of American Realty Investors, Inc. (NYSE: ARL) and is included in REITS and real estate companies industry group.

As of June 30, 2023, the Company held five different equity positions in its investment portfolio. The Company held three equity securities that comprised more than 10% of the equity value of the portfolio. The largest security position represented 69% of the portfolio and consists of the common stock of American Realty Investors, Inc. (NYSE: ARL) and is included in REITS and real estate companies industry group.

The following table shows the net loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended March 31,	2024	2023
Net loss on marketable securities	$(12,000)	$(5,000)
Dividend and interest income	4,000	1,000
Trading and management expenses	(40,000)	(89,000)
	$(48,000)	$(93,000)

For the nine months ended March 31,	2024	2023
Net (loss) gain on marketable securities	$(46,000)	$92,000
Dividend and interest income	10,000	33,000
Margin interest expense	-	(1,000)
Trading and management expenses	(122,000)	(203,000)
	$(158,000)	$(79,000)

FINANCIAL CONDITION AND LIQUIDITY

The Company had cash, cash equivalents and restricted cash of $5,209,000 and $5,206,000 as of March 31, 2024 and June 30, 2023, respectively. The Company had marketable securities, net of margin due to securities brokers, of $313,000 and $359,000 as of March 31, 2024 and June 30, 2023, respectively. These marketable securities are short-term investments and liquid in nature.

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, with interest only payable each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 31, 2023. On December 16, 2020, the Partnership and InterGroup entered into a loan modification agreement which increased the Partnership’s borrowing from InterGroup as needed up to $10,000,000. Upon the dissolution of the Partnership in December 2021, Portsmouth assumed the Partnership’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. In July 2023, the note maturity date was extended to July 31, 2025 and the borrowing amount available was increased to $20,000,000. As of June 30, 2023 the balance of the loan was $15,700,000 net of loan amortization costs of zero. The Company agreed to a 0.5% loan modification fee for the increased borrowing of $10,000,000 payable to InterGroup. In March 2024, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing amount available to $30,000,000. During the nine months ended March 31, 2024, the Company borrowed an additional $4,400,000 to fund its hotel operations. As of March 31, 2024 the balance of the loan was $20,100,000 and the Company has not made any paid-downs to its note payable to InterGroup. The Company could amend its by-laws and increase the number of authorized shares to issue additional shares to raise capital in the public markets if needed.

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in Note 9 – Related Party and Other Financing Transactions, as of March 31, 2024, the outstanding balance consists of a senior mortgage loan and mezzanine loan totaling $106,045,000. Both loans matured on January 1, 2024 and were extended to January 1, 2025 on April 29, 2024 through Forbearance Agreements. In addition, the Company has recurring losses and has an accumulated deficit of $112,724,000 which includes a $64,100,000 increase adjustment made in December 2013 as a result of the partnership redemption.

Due to these factors and the uncertainty around the Company’s ability to successfully refinance the debt on favorable terms in the current lending environment gives rise to substantial doubt about the Company’s ability to continue as a going concern for one year after the financial statement issuance date.

On January 4, 2024, the Company was made aware of a notice of default (the “Notice”) issued by its senior loan special servicer LNR Partners, LLC to Justice Operating Company, LLC which is the wholly owned subsidiary of Portsmouth. The Notice states that the lender has rights as a result of such defaults, including, but not limited to, acceleration of the loans, foreclosure on collateral and other rights and remedies under the loan documents and otherwise available under the law. On January 10, 2024, the Company filed the required Form 8-K with the Securities and Exchange Commission. During the entire life of the outstanding debt, the Company has made all mortgage payments timely as of the date of maturity and as of March 31, 2024, there were no delinquent amounts due to the senior or mezzanine lenders. On April 29, 2024, the Company entered into forbearance agreements with its senior and mezzanine lenders which establishes, among other customary terms, the new maturity date of January 1, 2025 (see Note 11 - Subsequent Events). While the Company successfully entered into the aforementioned forbearance agreements, we continue our efforts to place a longer term refinancing solution to its current senior mortgage and mezzanine debt with potential lenders. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all.

In 2018-2019 the Company completed major improvements to its Hotel, such as the installation of a state-of-the-art high-speed internet Cisco Meraki system and updated all ethernet wiring with Cat6A and added the best available fiber to each guest room and common areas, added 55” and 65” Smart 4-K Samsung Televisions to all rooms and common areas, installed a new window-washing system and equipment, updated all computers and servers, and others. During 2021 and first part of calendar 2022, we took advantage of the slow periods to make certain capital improvements including resurfacing half of the hotel bathtubs that needed repair, refreshed meeting space and lobby paint and vinyl, replaced all bed frames and socks, and completed the carpet and wall covering corridor installation. In November 2022, we began our guestroom renovation and had completed approximately 402 guestrooms as of March 31, 2024. Hotel improvements are ongoing to remain competitive in this challenging San Francisco market and we anticipate completing the guestroom renovations by mid-June 2024. Once the Company completes its full renovation, management anticipates its high occupancy to continue and its average daily rates to increase as a result of the updated product. Additionally, the Company anticipates that total revenues will also increase as the hotel has had at least three levels or approximately 75 guest rooms out of service since November 2022 in order to be renovated. While we have no assurances that the financial markets will improve, we are cautiously optimistic about our ability to improve our revenues upon the completion of our renovation and the recovery of the San Francisco market. Additionally, there are major changes in the political landscape in San Francisco and a Mayor election this year that we believe could improve the overall condition of the City of San Francisco as a whole.

The financial statements do not include any adjustments to the carrying amounts of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no material off balance sheet arrangements.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of March 31, 2024, the Company’s material financial obligations which also including interest payments:

		3 Months	Year	Year	Year	Year
	Total	2024	2025	2026	2027	2028	Thereafter
Mortgage notes payable	$106,045,000	$-	$106,045,000	$-	$-	$-	$-
Hilton/Aimbridge other notes payable	2,529,000	142,000	567,000	567,000	463,000	317,000	473,000
Related party notes payable	20,100,000	-	20,100,000	-	-	-	-
Interest	6,277,000	3,715,000	2,562,000	-	-	-	-
Total	$134,951,000	$3,857,000	$129,274,000	$567,000	$463,000	$317,000	$473,000

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting estimates are those that are most significant to the portrayal of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an ongoing basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies or methods or assumptions during the nine months ended March 31, 2024.

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

HOTEL ASSETS AND DEFINITE-LIVED INTANGIBLE ASSETS

We evaluate property and equipment, and definite-lived intangible assets for impairment quarterly, and when events or circumstances indicate the carrying value may not be recoverable, we evaluate the net book value of the assets by comparing to the projected undiscounted cash flows of the assets. We use judgment to determine whether indications of impairment exist and consider our knowledge of the hospitality industry, historical experience, location of the property, market conditions, and property-specific information available at the time of the assessment. The results of our analysis could vary from period to period depending on how our judgment is applied and the facts and circumstances available at the time of the analysis. When an indicator of impairment exists, judgment is also required in determining the assumptions and estimates to use within the recoverability analysis and when calculating the fair value of the asset or asset group, if applicable. Changes in economic and operating conditions impacting the judgments used could result in impairments to our long-lived assets in future periods. Historically, changes in estimates used in the property and equipment and definite-lived intangible assets impairment assessment process have not resulted in material impairment charges in subsequent periods as a result of changes made to those estimates. There were no indicators of impairment on its hotel investments or intangible assets and accordingly no impairment losses recorded during the nine months ended March 31, 2024 and 2023, respectively.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As stated in the Company’s Form 10-K for year ended June 30, 2023, we identified a material weakness in internal controls over financial reporting related to our accounting for the deferred tax asset valuation allowance was not effectively designed or maintained. We hired a new tax provision consultant to perform detailed analysis moving forward. The Company has taken steps to remediate the material weakness and improve its internal controls over financial reporting during the last quarterly period covered by this Form 10-Q.

PART II

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Portsmouth Square, Inc. (the “Company”), through its operating company Justice Operating Company, LLC, a Delaware limited liability company (“Justice”), is the owner of the real property located at 750 Kearny Street in San Francisco, currently improved with a 27 – story building which houses a Hilton Hotel (the “Property”). The Property was purchased and improved by predecessor entities pursuant to a series of agreements with the City and County of San Francisco (the “City”) in the early 1970’s. The terms of the agreements and subsequent approvals and permits included a condition by which the Company’s predecessors were required to construct an ornamental overhead pedestrian bridge across Kearny Street, connecting the Property to a nearby City park and underground parking garage known as Portsmouth Square (the “Bridge”). Included in the approval process was the City’s issuance of a Major Encroachment Permit (“Permit”) allowing the Bridge to span over Kearney Street. As of May 24, 2022, the City has purported to revoke the Permit and on June 13, 2022, directed Justice to submit a general bridge removal and restoration plan (the “Plan”) at its expense. Justice disputes the legality of the purported revocation of the Permit. Justice further disputes the existence of any legal or contractual obligation to remove the Bridge at its expense. In particular, representatives of the Company and Justice participated in meetings with the City at various times on and after August 1, 2019, to discuss a collaborative process for the possible removal of the Bridge. Until the purported revocation of the Permit in 2022, the City representatives repeatedly and consistently promised and agreed that the City will pay for the associated costs of any Bridge removal. Nevertheless, without waiving any rights, in an effort to understand all of the available options, and to provide a response to the City’s directives, Justice has engaged a Project Manager, a structural engineering firm and an architect to advise on a Plan for the Bridge removal, as well as the reconstruction of the front of the Hilton Hotel. In that regard, the Company and Justice have been working cooperatively with the City on the process for removal of the Bridge and its related physical encroachments, including obtaining regulatory approvals and necessary permits. A final Plan is currently not expected to be completed until mid-2024, and permits are unlikely to be obtained until late 2024 at the earliest. Justice is currently in discussion with the City regarding both the process and financial responsibility for the implementation of the Plan and reconstruction of any impacted portions of the Hotel. Those discussions are expected to continue at least through the second calendar quarter of 2024.

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

PORTSMOUTH SQUARE, INC.
(Registrant)

Date:	May 14, 2024	by	/s/ John V. Winfield
John V. Winfield
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2024	by	/s/ Ann Marie Blair
Ann Marie Blair
Treasurer and Controller
(Principal Financial Officer)

- 29 -