Form 10-K
period 2024-06-30
PORTSMOUTH SQUARE INC
filed 2024-09-30
CIK 79661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

☐ Yes ☒ No

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the Common Stock, no par value, held by non-affiliates computed by reference to the closing price reported on the last day of registrant’s second quarter December 31, 2023 was $2,154,000.

The number of shares outstanding of registrant’s Common Stock, as of September 30, 2024 was 734,187.

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

Other factors that may cause actual results to differ materially from current expectations include, but are not limited to:

●	risks associated with the lodging industry, including competition, increases in wages, labor relations, energy and fuel costs, actual and threatened pandemics, actual and threatened terrorist attacks, and downturns in domestic and international economic and market conditions, particularly in the San Francisco Bay area;

●	risks associated with the real estate industry, including changes in real estate and zoning laws or regulations, increases in real property taxes, rising insurance premiums, costs of compliance with environmental laws and other governmental regulations;

●	the availability and terms of financing and capital and the general volatility of securities markets;

●	increases in interest rates;

●	changes in the competitive environment in the hotel industry;

●	economic volatility and potential recessive trends;

●	risks related to natural disasters;

●	hyperinflation;

●	litigation; and

●	other risk factors discussed below in this Report.

PART I

Item 1. Business.

GENERAL

Portsmouth Square, Inc. (referred to as “Portsmouth” or the “Company” and may also be referred to as “we” “us” or “our”) is a California corporation, incorporated on July 6, 1967, for the purpose of acquiring a hotel property in San Francisco, California through a California limited partnership, Justice Investors Limited Partnership (“Justice” or the “Partnership”). As of June 30, 2024, approximately 75.7% of the outstanding common stock of Portsmouth was owned by The InterGroup Corporation (“InterGroup”), a public company (NASDAQ: INTG). As of June 30, 2024, the Company’s Chairman of the Board and Chief Executive Officer, John V. Winfield, owns approximately 2.5% of the outstanding common shares of the Company. Mr. Winfield also serves as the President, Chairman of the Board and Chief Executive Officer of InterGroup and owns approximately 69.4% of the outstanding common shares of InterGroup as of June 30, 2024.

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

HILTON HOTELS FRANCHISE LICENSE AGREEMENT

The Partnership entered into a Franchise License Agreement (the “License Agreement”) with the HLT Existing Franchise Holding LLC (“Hilton”) on December 10, 2004. The term of the License Agreement was for an initial period of fifteen years commencing on the date the Hotel began operating as a Hilton hotel, with an option to extend the License Agreement for another five years, subject to certain conditions. On June 26, 2015, Operating and Hilton entered into an amended franchise agreement that, among other things, extended the License Agreement through 2030, and provided Justice with certain key money cash incentives to be earned through 2030.

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

For the fiscal years ended June 30, 2024 and 2023, hotel management fees were $706,000 and $711,000, and incentive fees of $0 and $505,000, respectively, offset by key money amortization of $250,000 for both years and are included in Hotel operating expenses in the consolidated statements of operations. However, the Company is currently in discussions with Aimbridge regarding a dispute in connection with the validity of the incentive fees as they relate directly to the Covid pandemic. As part of the Hotel management agreement, Aimbridge, through the Company’s wholly owned subsidiary, Kearny Street Parking LLC, manages the parking garage in-house.

CHINESE CULTURE FOUNDATION LEASE

In November 1967, Justice entered into a 50-year nominal rent lease (the “Lease”) with the Chinese Culture Foundation of San Francisco (the “Foundation”) for the third-floor space of the Hotel commonly known as the Chinese Culture Center, which the Foundation had the right to occupy pursuant to the Lease. Among other requirements, the Lease was a condition imposed by the City of San Francisco upon Justice, in order to convey the real estate where the Hotel would be built.

On March 15, 2005, the Hotel and the Foundation entered an amended lease. The amended lease, among other things, requires the Hotel to pay to the Foundation a monthly event space fee in the amount of $5,000, adjusted annually based on the local Consumer Price Index. As of June 30, 2024, monthly event space fee is $7,000. The term of the amended lease expired on October 17, 2023, with an automatic extension for another 10-year term if the property continues to be operated as a hotel. Subject to certain conditions as set forth in the amended lease, the Foundation is entitled to reserve for a maximum of 75 days per calendar year for use of the event space. If the Hotel needs the event space during one of the dates previously reserved by the Foundation, the Hotel shall pay the Foundation $4,000 per day for using the event space. During the fiscal years ended June 30, 2024 and 2023, the Hotel paid the Foundation $8,000 and $20,000 for such fees, respectively.

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

The Company may utilize margin for its marketable securities purchases using standard margin agreements with national brokerage firms. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky, and the market value of the portfolio may be subject to large fluctuations. Margin balances due on June 30, 2024 and 2023 were $0.

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

COMPETITION

Our Hotel has successfully completed its full guest-rooms renovation over the last 2 years along with public space, fitness center, corridors, and meeting space. With newly renovated rooms in its Competitive Set of hotels (“CompSet”) will allow the hotel to continue to drive rate and grow RevPAR over the market and its CompSet. The hotel recently received its annual Quality Assurance inspection from Hilton and received the highest score at least in the hotel’s last decade at 94.45% which is an “Outstanding” ranking by Hilton.

Even during the renovation that took out between 2-4 floors or 50-100 guest rooms of inventory at a time, the Hotel maintained an index of over 100%. At the end of the renovation in June 2024, the Hotel’s trailing 12-month index was 109.6%. During the fiscal year ending June 30, 2024, the Hotel’s CompSet achieved a RevPAR of $161.47 while the Hotel had a RevPAR of $176.99. An excellent achievement for our property while it had roughly 13%-18% of its inventory unavailable over this time period. Since the completion of the renovation, the Hotel has increased its lead in RevPAR on the CompSet dramatically. In the two months since completing the renovation, the Hotel has achieved an average RevPAR index of over 150% for both months. While the CompSet has lost over 15% RevPAR; in these two months, the Hotel has grown over 15% in this metric.

The Hotel’s location in the San Francisco Financial District historically had provided greater opportunities over its competitors when it comes to developing relationships with the Financial District entities and the customers who regularly do business in the downtown area. With business travel slowly returning to San Francisco for the time, we are competing with hotels in more tourist attracting locations and amenities for the leisure traveler. The ability to capitalize on the strong midweek demand of the individual business traveler to the Financial District has been the focus during the timeframe of strong growth in the market. The shift to attracting leisure travel has pushed the Hotel to price aggressively to lure competition from the more tourist locations in the city. We are optimistic to see business travel and self-contained group trending positively.

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

EMPLOYEES

As of June 30, 2024, Portsmouth had four full-time employees. The employees of the Company are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

The hotel operations had 187 employees as of June 30, 2024. On February 3, 2017, Aimbridge assumed all labor union agreements as agent for Hotel and Justice, and Justice provides all funding for all payroll and related costs. As of June 30, 2024, approximately 90% of those employees were represented by one of three labor unions, and their terms of employment were determined under various collective bargaining agreements (“CBAs”) to which Aimbridge was a party to as agent for Hotel and Justice. CBA for Local 2 (Hotel and Restaurant Employees) expired on August 13, 2024, and is currently under negotiations. CBA for Local 856 (International Brotherhood of Teamsters) will expire on December 31, 2024. CBA for Local 39 (Stationary Engineers) will expire in July 2030.

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

Other information about the Company can be found on our parent company’s website www.intergroupcorporation.com. Reference in this document to that website address does not constitute incorporation by reference of the information contained on the website.

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

The debt agreements that govern our outstanding indebtedness due January 2025 could result in our being required to repay these borrowings on their due date. If we are forced to refinance these borrowings on less favorable terms or are unable to refinance these borrowings, our financial condition and results of operations could be adversely affected.

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

As of June 30, 2024, InterGroup owns 75.7% of the Company’s outstanding common stock. Because of this concentrated stock ownership, the Company’s largest shareholders will be able to significantly influence the election of the Company’s board of directors and all other decisions on all matters requiring shareholder approval. As a result, the ability of other shareholders to determine the management and policies of the Company is significantly limited. The interests of these shareholders may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. This level of control may also have an adverse impact on the market value of our shares because our largest shareholders may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell enough shares to significantly decrease our price per share.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The Company maintains cyber risk management designed to preserve the security of data and technology infrastructure. On annual basis we conduct assessments to identify cyber risks and have developed plans on how to address any such risks for remediation of vulnerabilities.

Risk management and strategy

We engage and implement risk management strategies for identification and management of material risks rising from cybersecurity threats and alerts. Our method involves a systematic evaluation of all potential threats reported and discovered, vulnerabilities, and their possible impacts on the Company’s operations, data, and systems health. Our cybersecurity risk management strategy includes:

●	Identify the risk to our environment;

●	IT to identify and resolve the threat;

●	monthly cybersecurity training to our staff; and

●	cybersecurity incident response plan.

Management and Board Oversight

Management team is responsible for the oversight and administration of cyber security protocols. Our management team relies on our third-party providers on administrating cybersecurity assessments to identify, manage, mitigate, and respond to cybersecurity threats. Management updates the Board as necessary, regarding any significant cybersecurity occurrences.

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

The Mortgage Loan is secured by the Company’s principal asset, the Hotel. The Mortgage Loan bears an interest rate of 5.275% per annum and matured on January 1, 2024. The term of the loan is ten years with interest only due in the first three years and principal and interest payments to be made during the remaining seven years of the loan based on a thirty-year amortization schedule. The Mortgage Loan also requires payments for impounds related to property tax, insurance and FF&E reserves. As additional security for the Mortgage Loan, there is a limited guaranty (“Mortgage Guaranty”) executed by the Company in favor of the Mortgage Lender. On April 29, 2024, U.S. Bank National Association and other lenders (“Lender”) entered into a Forbearance Agreement (the “Mortgage Loan Forbearance Agreement”), all capitalized terms are used in this paragraph as defined in this agreement with Operating. Assuming no Termination Event occurs, Lender agrees to not take any action with respect to the loan facility set forth therein prior to January 1, 2025. During the Forbearance Period, Operating shall make all regularly scheduled payments to the Lender. The Mortgage Loan Forbearance Agreement also contains amended terms as to financial covenants and a 10% principal paydown in the amount of $8,589,706.44 to be applied by the Lender upon execution of the Mortgage Loan Forbearance Agreement. Retroactive to January 1, 2024, Operating is required to accrue an additional 4% default interest, due and payable to Lender at the new maturity or loan prepayment. In addition, Operating paid 1% forbearance fee or $858,971 to Lender upon execution of the Forbearance Agreement.

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

In order to refinance the Hotel’s aforementioned debt, in May 2024, the Company entered into a financing procurement agreement with a global provider of financial advisory services to real estate owners. The Company will endeavor to refinance the aforementioned loans prior to their new maturity.

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance, or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties are full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer, or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Partnership was required to maintain a certain minimum net worth and liquidity. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for the $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of June 30, 2024 and 2023, InterGroup is in compliance with both requirements. Justice Operating Company, LLC is not meeting certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lockbox and cash sweep by the Lender for all cash collected by the Hotel, and under certain terms, would allow the Lender to request Operating to replace its hotel management company. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR. Justice has not missed any of its debt service payments and does not anticipate missing any debt obligations up to their maturity.

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

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 31, 2023. On December 16, 2020, the Partnership and InterGroup entered into a loan modification agreement which increased the Partnership’s borrowing from InterGroup as needed up to $10,000,000. Upon the dissolution of the Partnership in December 2021, Portsmouth assumed the Partnership’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. In July 2023, the note maturity date was extended to July 31, 2025 and the borrowing amount available was increased to $20,000,000. In March 2024, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing amount to $30,000,000. Portsmouth agreed to a 0.5% loan modification fee for the increased borrowing of $10,000,000 payable to InterGroup. During the fiscal year ending June 30, 2024 and 2023, InterGroup advanced to the Hotel $10,793,000 and $1,500,000, respectively, to fund its hotel operations. As of June 30, 2024 and 2023, the amounts due to InterGroup were $26,493,000 and $15,700,000, respectively. The Company has not made any paid-downs to its note payable to InterGroup. The Company could amend its by-laws and increase the number of authorized shares to issue additional shares to raise capital in the public markets if needed.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Portsmouth’s common stock is traded on the OTC Market Inc.’s Pink tier under the symbol PRSI. As of June 30, 2024, the number of holders of record of the Company’s Common Stock was approximately 126. Such number of owners was determined from the Company’s shareholders records and does not include beneficial owners of the Company’s Common Stock whose shares are held in the names of various brokers, clearing agencies or other nominees.

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

PURCHASES OF EQUITY SECURITIES

Portsmouth did not repurchase any of its own securities during the fourth quarter of its fiscal year ending June 30, 2024 and does not have any publicly announced repurchase program.

Item 6. Reserved.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements, related notes included thereto and Item 1A., “Risk Factors,” appearing elsewhere in this Annual Report on Form 10-K. For the discussion and analysis of our 2023 financial condition and results of operations compared to 2024, refer to Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2024.

NEGATIVE EFFECTS OF THE PUBLIC PERCEPTION OF SAN FRANCISCO

The San Francisco hospitality community continues to struggle with the perception that the city is plagued with homelessness, open air drug use, dirty streets, rampant crime, and an exodus of business and retail establishments. While these issues do exist, they are not anywhere near the levels at which people outside of the city believe them to be including those responsible for travel for organizations and individual leisure travelers. We know this to be true as our sales team along with the sales team of SF Travel report these concerns as the biggest impact on companies choosing not to bring their events to San Francisco. The city has done a great job of cleaning up the streets and is just getting started on clearing out homeless encampments, that will take time but should help the perception of city to those looking at us as a potential destination. Compounding the issue is a tight Mayoral race in which all the candidates, with the exception of one, the incumbent, are looking to play up these issues in an effort to get them elected by highlighting the shortcomings of the city. Many of the positive stories coming out about the city and its recovery, including the explosion of AI and the companies at the forefront of it based out of San Francisco are helping to change the narrative back to one of innovation and the future of technology.

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

Fiscal Year Ended June 30, 2024, Compared to Fiscal Year Ended June 30, 2023

The Company had a pre-tax net loss of $11,374,000 and net loss of $11,375,000 for the year ended June 30, 2024 compared to net pre-tax loss of $5,291,000 and net loss of $13,203,000 for the year ended June 30, 2023. The Company had an income tax provision expense adjustment of $7,912,000 at June 30, 2023 mainly due to a valuation allowance on our deferred tax assets. The increase in pre-tax loss during June 30, 2024 over 2023, was as a result of increased operating expenses, increased mortgage interest expense from the 4% default additional interest rate on the senior and mezzanine loans as provided in the Forbearance Agreement entered into with its senior and mezzanine lenders retroactive to January 1, 2024 and an increase in related party accrued interest expense due to a higher balance due Intergroup.

The Company had net loss from Hotel operations of $9,423,000 for the year ended June 30, 2024 compared to net loss of $3,337,000 for the year ended June 30, 2023. The change was primarily attributable to a $1,682,000 increase in operating expenses and the $2,940,000 increase in interest expense-mortgages during period ended June 30, 2024.

The following table sets forth a more detailed presentation of Hotel operations for the years ended June 30, 2024 and 2023:

For the year ended June 30,	2024	2023
Hotel revenues:
Hotel rooms	$35,239,000	$35,684,000
Food and beverage	3,213,000	2,625,000
Garage	2,988,000	2,790,000
Other operating departments	446,000	928,000
Total hotel revenues	41,886,000	42,027,000
Operating expenses excluding depreciation and amortization	(36,139,000)	(34,457,000)
Operating income before interest, depreciation, and amortization	5,747,000	7,570,000
Interest expense - mortgages	(9,407,000)	(6,467,000)
Interest expense – related party	(2,369,000)	(1,725,000)
Depreciation and amortization expense	(3,394,000)	(2,715,000)
Net loss from Hotel operations	$(9,423,000)	$(3,337,000)

For the year ended June 30, 2024, the Hotel had operating income of $5,747,000 before interest, depreciation, and amortization on total operating revenues of $41,886,000. The following table sets forth the monthly average occupancy percentage of the Hotel for the fiscal years ended June 30, 2024 and 2023.

Month	Jul	Aug	Sep	Oct	Nov	Dec	Jan	Feb	Mar	Apr	May	Jun	Fiscal Year
Year	2023	2023	2023	2023	2023	2023	2024	2024	2024	2024	2024	2024	2023 - 2024
Average Occupancy %	81%	89%	93%	83%	79%	80%	80%	78%	76%	73%	78%	87%	82%

Year	2022	2022	2022	2022	2022	2022	2023	2023	2023	2023	2023	2023	2022 - 2023
Average Occupancy %	93%	94%	95%	89%	82%	77%	76%	77%	81%	65%	80%	83%	83%

Beginning in November 2022, the occupancy of our hotel has been reduced by approximately 13% -18% every month to reflect the “out-of-order” rooms that were being renovated at any given time. As of June 30, 2024 the guestroom renovation was completed. Additionally, 14 guest rooms will be added during fiscal year 2025 to inventory as a result of renovating such rooms which had been repurposed for administrative offices in past years.

Total operating expenses increased by $1,682,000 due to increase in rooms, food and beverage, salaries and wages, utilities, credit card commissions, and franchise fees.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the years ended June 30, 2024 and 2023.

For the Year Ended June 30,	Average Daily Rate	Average Occupancy %	RevPAR

2024	$217	82%	$177
2023	$217	83%	$180

The Hotel’s revenues decreased by less than 1% year over year. Average daily rate remained the same, average occupancy decreased 1%, and RevPAR decreased by $3 for the twelve months ended June 30, 2024 compared to the twelve months ended June 30, 2023.

The Hotel started its’ full renovation of all guest rooms and suites mid-November 2022 and completed the renovation by June 30, 2024.

The Company had a net loss on marketable securities of $122,000 for the year ended June 30, 2024 compared to a net gain on marketable securities of $51,000 for the year ended June 30, 2023. For the year ended June 30, 2024, the Company had a net realized loss of $39,000 and a net unrealized loss of $83,000. For the year ended June 30, 2023, the Company had a net realized loss of $137,000 and a net unrealized gain of $188,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company had no other investments at June 30, 2024 and 2023.

The Company consolidates Justice (Hotel) for financial reporting purposes and is taxed on its Hotel operations. The Company does not record an income tax benefit from its pre-tax losses due to its continued operating losses during the past three consecutive taxable years. For the year ended June 30, 2023 a $7,912,000 income tax expense was recorded due to the setup of a valuation allowance on deferred tax assets.

MARKETABLE SECURITIES AND OTHER INVESTMENTS

As of June 30, 2024 and 2023, the Company had investments in marketable equity securities of $209,000 and $359,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups:

		% of Total
As of June 30, 2024		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$202,000	96.7%
Basic materials	7,000	3.3%
	$209,000	100.0%

		% of Total
As of June 30, 2023		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$350,000	97.5%
Basic materials	9,000	2.5%
	$359,000	100.0%

The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective years.

For the years ended June 30,	2024	2023
Net (loss) gain on marketable securities	$(122,000)	$51,000
Dividend and interest income	13,000	36,000
Margin interest expense	-	(1,000)
Trading expenses	(160,000)	(247,000)
Net loss from marketable securities	$(269,000)	$(161,000)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL SOURCES

The Company had cash, cash equivalents and restricted cash of $4,775,000 and $5,206,000 as of June 30, 2024 and 2023, respectively. The Company had marketable securities, net of margin due to securities broker, of $209,000 and $359,000 as of June 30, 2024 and 2023, respectively. These marketable securities are short-term investments and liquid in nature.

On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000 and extended the maturity date of the loan to July 31, 2021. As of the date of this report, the maturity date was extended to July 31, 2025. Upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. In July 2023, Portsmouth and InterGroup entered into a new loan modification agreement which increased Portsmouth’s borrowing from InterGroup up to $20,000,000. In March 2024, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing amount to $30,000,000. Portsmouth agreed to a 0.5% loan modification fee for the increased borrowing of $10,000,000 payable to InterGroup. During the fiscal year ending June 30, 2024 and 2023, InterGroup advanced to the Hotel $10,793,000 and $1,500,000, respectively, to fund its hotel operations. As of June 30, 2024 and 2023, the amounts due to InterGroup were $26,493,000 and $15,700,000, respectively. The Company has not made any paid-downs to its note payable to InterGroup. The Company could amend its by-laws and increase the number of authorized shares to issue additional shares to raise capital in the public markets if needed.

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in Note 9 – Mortgage Notes Payable, as of June 30, 2024, the outstanding balance consists of a senior mortgage loan and mezzanine loan totaling $100,783,000, net of debt issuance costs amounting to $679,000. Both loans matured on January 1, 2024, in addition, the Company has recurring losses and has an accumulated deficit of $117,102,000 which includes a $64,100,000 increase adjustment made in December 2013 as a result of the partnership redemption.

Due to these factors and the Company’s ability to successfully refinance the debt on favorable terms in the current lending environment gives rise to substantial doubt about the Company’s ability to continue as a going concern for one year after the financial statement issuance date.

On January 4, 2024, the Company was made aware of a notice of default (the “Notice”) issued by its senior loan special servicer LNR Partners, LLC to Justice Operating Company, LLC which is the wholly owned subsidiary of Portsmouth. The Notice states that the lender has rights as a result of such defaults, including, but not limited to, acceleration of the loans, foreclosure on collateral and other rights and remedies under the loan documents and otherwise available under the law. On January 10, 2024, the Company filed the required Form 8-K with the Securities and Exchange Commission. During the entire life of the outstanding debt, the Company has made all mortgage payments timely as of the date of maturity and as of June 30, 2024, there were no delinquent amounts due to the senior or mezzanine lenders. On April 29, 2024, the Company entered into forbearance agreements with its senior and mezzanine lenders which establishes, among other customary terms, the new maturity date of January 1, 2025. While the Company successfully entered into the aforementioned forbearance agreements, we continue our efforts to place a longer-term refinancing solution to its current senior mortgage and mezzanine debt with potential lenders. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all.

The Hotel has successfully completed its full guest-rooms renovation over the last 2 years along with public space, fitness center, corridors, and meeting space. With newly renovated rooms in its Competitive Set of hotels (“CompSet”) will allow the Hotel to continue to drive rate and grow RevPAR over the market and its CompSet. The hotel recently received its annual Quality Assurance inspection from Hilton and received the highest score at least in the hotel’s last decade at 94.45% which is an “Outstanding” ranking by Hilton.

Even during the renovation that took out between 2-4 floors or 50-100 guest rooms of inventory at a time, the Hotel maintained an index of over 100%. At the end of the renovation in June 2024, the Hotel’s trailing 12-month index was 109.6%. During the fiscal year ending June 30, 2024, the Hotel’s CompSet achieved a RevPAR of $161.47 while the Hotel had a RevPAR of $176.99. An excellent achievement for our property while it had roughly 13%-18% of its inventory unavailable over this time period. Since the completion of the renovation, the Hotel has increased its lead in RevPAR on the CompSet dramatically. In the two months since completing the renovation, the Hotel has achieved an average RevPAR index of over 150% for both months. While the CompSet has lost over 15% RevPAR; in these two months, the Hotel has grown over 15% in this metric.

The financial statements do not include any adjustments to the carrying amounts of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company’s material financial obligations which also includes interest.

	Total	Year 2025	Year 2026	Year 2027	Year 2028	Year 2029	Thereafter
Mortgage notes payable	$101,462,000	$101,462,000	$-	$-	$-	$-	$-
Related party notes payable	26,493,000	-	26,493,000	-	-	-	-
Other notes payable	2,388,000	567,000	567,000	463,000	317,000	317,000	157,000
Interest	8,576,000	8,304,000	272,000	-	-	-	-
Total	$138,919,000	$110,333,000	$27,332,000	$463,000	$317,000	$317,000	$157,000

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

HOTEL ASSETS AND DEFINITE-LIVED INTANGIBLE ASSETS

We evaluate property and equipment, and definite-lived intangible assets for impairment quarterly, and when events or circumstances indicate the carrying value may not be recoverable, we evaluate the net book value of the assets by comparing to the projected undiscounted cash flows of the assets. We use judgment to determine whether indications of impairment exist and consider our knowledge of the hospitality industry, historical experience, location of the property, market conditions, and property-specific information available at the time of the assessment. The results of our analysis could vary from period to period depending on how our judgment is applied and the facts and circumstances available at the time of the analysis. When an indicator of impairment exists, judgment is also required in determining the assumptions and estimates to use within the recoverability analysis and when calculating the fair value of the asset or asset group, if applicable. Changes in economic and operating conditions impacting the judgments used could result in impairments to our long-lived assets in future periods. Historically, changes in estimates used in the property and equipment and definite-lived intangible assets impairment assessment process have not resulted in material impairment charges in subsequent periods as a result of changes made to those estimates. There were no indicators of impairment on its hotel investments or intangible assets and accordingly no impairment losses recorded for the years ended June 30, 2024 and 2023.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders,

Portsmouth Square, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Portsmouth Square, Inc. and its subsidiaries (the “Company”) as of June 30, 2024 and 2023, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1, the outstanding balance as of June 30, 2024 of the hotel’s mortgage notes payable consists of a senior mortgage loan and mezzanine loan totaling $100,783,000, net of debt issuance costs amounting to $679,000. Both loans matured on January 1, 2024, and were subsequently extended to January 1, 2025 through forbearance agreements. In addition, the Company has recurring losses and has an accumulated deficit of $117,102,000. These factors and the Company’s ability to successfully refinance the debt on favorable terms in the current lending environment raise substantial doubt about the Company’s ability to continue as a going concern for one year after the financial statement issuance date. Management’s plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

Description of the Matters: Deferred Tax Asset Valuation Allowance

As discussed in Note 12 to the consolidated financial statements, it was determined that it is more likely than not that the deferred tax assets at June 30, 2024 and 2023 will not be realized and thus a full valuation allowance has been recorded.

We identified the deferred tax asset valuation allowance as a critical audit matter due to the uncertainty, subjectivity, estimates and judgments required by management when forecasting future profitability and determining whether or not it is likely that the deferred tax assets will be realized.

How We Addressed the Matters in Our Audit

To test the Company’s conclusions about their deferred tax valuation allowance, we audited the deferred tax assets and evaluated the need for a valuation allowance by considering both positive and negative conditions, with the assistance of an internal tax provision specialist. In addition to considering the impact of any subsequent events, we analyzed the Company’s history of cumulative losses in recent years.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2022.

East Brunswick, NJ

September 30, 2024

PCAOB ID Number 100

PORTSMOUTH SQUARE, INC.

CONSOLIDATED BALANCE SHEETS

As of	June 30, 2024	June 30, 2023
ASSETS
Investment in hotel, net	$35,065,000	$34,381,000
Investment in marketable securities	209,000	359,000
Cash and cash equivalents	3,511,000	2,295,000
Restricted cash	1,264,000	2,911,000
Accounts receivable - hotel, net	519,000	419,000
Other assets	834,000	735,000

Total assets	$41,402,000	$41,100,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities - Hotel	$13,756,000	$11,615,000
Accounts payable and other liabilities	1,477,000	66,000
Accounts payable to related party	11,515,000	7,283,000
Related party notes payable	26,493,000	15,700,000
Other notes payable	2,388,000	2,954,000
Mortgage notes payable - Hotel, net	100,783,000	107,117,000

Total liabilities	156,412,000	144,735,000

Commitments and Contingencies - Note 15

Shareholders’ deficit:
Common stock, no par value: Authorized shares - 750,000; 734,187 shares issued and outstanding as of June 30, 2024 and 2023, respectively	2,092,000	2,092,000
Accumulated deficit	(117,102,000)	(105,727,000)
Total shareholders’ deficit	(115,010,000)	(103,635,000)

Total liabilities and shareholders’ deficit	$41,402,000	$41,100,000

The accompanying notes are an integral part of these consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30,	2024	2023

Revenue - Hotel	$41,886,000	$42,027,000

Costs and operating expenses
Hotel operating expenses	(36,139,000)	(34,457,000)
Hotel depreciation and amortization expense	(3,394,000)	(2,715,000)
General and administrative expense	(1,682,000)	(1,793,000)

Total costs and operating expenses	(41,215,000)	(38,965,000)

Income from operations	671,000	3,062,000

Other income (expense)
Interest expense - mortgage	(9,407,000)	(6,467,000)
Interest expense - related party	(2,369,000)	(1,725,000)
Net realized loss on marketable securities	(39,000)	(137,000)
Net unrealized (loss) gain on marketable securities	(83,000)	188,000
Dividend and interest income	13,000	36,000
Trading and margin interest expense	(160,000)	(248,000)

Total other expense, net	(12,045,000)	(8,353,000)

Loss before income taxes	(11,374,000)	(5,291,000)
Income tax expense	(1,000)	(7,912,000)

Net loss	$(11,375,000)	$(13,203,000)

Basic and diluted net loss per share	$(15.49)	$(17.98)

Weighted average number of common shares outstanding - basic and diluted	734,187	734,187

The accompanying notes are an integral part of these consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

				Total
	Common Stock		Accumulated	Shareholders’
	Shares	Amount	Deficit	Deficit

Balance at July 1, 2022	734,187	$2,092,000	$(92,524,000)	$(90,432,000)

Net loss	-	-	(13,203,000)	(13,203,000)

Balance at June 30, 2023	734,187	2,092,000	(105,727,000)	(103,635,000)

Net loss	-	-	(11,375,000)	(11,375,000)

Balance at June 30, 2024	734,187	$2,092,000	$(117,102,000)	$(115,010,000)

The accompanying notes are an integral part of these consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended June 30,	2024	2023
Cash flows from operating activities:
Net loss	$(11,375,000)	$(13,203,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Net unrealized loss (gain) on marketable securities	83,000	(188,000)
Amortization of other notes payable	(566,000)	(567,000)
Deferred income taxes	-	7,911,000
Depreciation and amortization	3,394,000	2,715,000
Amortization of loan cost	920,000	244,000
Changes in operating assets and liabilities:
Investment in marketable securities	67,000	370,000
Accounts receivable - Hotel, net	(100,000)	(42,000)
Other assets	(99,000)	117,000
Accounts payable and other liabilities - Hotel	2,141,000	3,308,000
Accounts payable and other liabilities	1,411,000	(169,000)
Accounts payable related party	4,232,000	2,375,000
Due to securities broker	-	(130,000)
Net cash provided by operating activities	108,000	2,741,000

Cash flows from investing activities:
Payments for hotel furniture, equipment and building improvements	(4,078,000)	(5,866,000)
Net cash used in investing activities	(4,078,000)	(5,866,000)

Cash flows from financing activities:
Issuance costs from forbearance	(1,477,000)	-
Proceeds from mortgage note payable	4,500,000	-
Proceeds from related party note payable	10,793,000	1,500,000
Payments of mortgage and finance leases	(10,277,000)	(2,057,000)
Net cash provided by (used in) financing activities	3,539,000	(557,000)

Net decrease in cash, cash equivalents, and restricted cash	(431,000)	(3,682,000)
Cash, cash equivalents, and restricted cash at the beginning of the period	5,206,000	8,888,000
Cash, cash equivalents, and restricted cash at the end of the period	$4,775,000	$5,206,000

Supplemental information:
Interest paid	$4,837,000	$6,468,000
Taxes paid	$1,000	$23,000

The Company had cash and cash equivalents of $3,511,000 and $2,295,000 as of June 30, 2024 and 2023, respectively. The Company had restricted cash of $1,264,000 and $2,911,000 as of June 30, 2024 and 2023, respectively.

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

As of June 30, 2024, The InterGroup Corporation (“InterGroup”), a public company, owns approximately 75.7% of the outstanding common shares of Portsmouth. As of June 30, 2024, the Company’s Chairman of the Board and Chief Executive Officer, John V. Winfield, owns approximately 2.5% of the outstanding common shares of the Company. Mr. Winfield also serves as the President, Chairman of the Board and Chief Executive Officer of InterGroup and owns approximately 69.4% of the outstanding common shares of InterGroup as of June 30, 2024.

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with generally accepted accounting principles (“GAAP”). If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between the assets’ carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset’s remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. No impairment losses were recorded for the years ended June 30, 2024 and 2023.

Investment in Marketable Securities

Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading securities with all unrealized gains and losses on the Company’s investment portfolio recorded through the consolidated statements of operations.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased and are carried at cost, which approximates fair value. As of June 30, 2024 and 2023, the Company does not have any cash equivalents.

Restricted Cash

Restricted cash is comprised of amounts held by lenders for payment of real estate taxes, insurance, replacement and capital addition reserves for the Hotel.

Accounts Receivable - Hotel, Net

Accounts receivable from Hotel customers are carried at cost less an allowance for doubtful accounts that is based on management’s assessment of the collectability of accounts receivable. The net accounts receivable balance on July 1, 2022 was $377,000. As of June 30, 2024 and 2023, the Company has gross accounts receivable of $519,000 and $419,000 respectively, and allowance for doubtful accounts of $0 and $1,000, respectively. The Company extends unsecured credit to its customers but mitigates the associated credit risk by performing ongoing credit evaluations of its customers.

Other Assets

Other assets include prepaid insurance, estimated life insurance proceeds, prepaid expenses, other investments, net, and other miscellaneous assets.

Income Taxes

The Company consolidated Justice (“Hotel”) for financial reporting purposes up to its dissolution in December 2021 and was not taxed on its non-controlling interest in the Hotel. Effective July 15, 2021, the Company became the owner of 100% of Justice and began to include all the Hotel’s income and expense accounts into its income taxes calculations going forward. The income tax expense was $1,000 for the year ended June 30, 2024, for the pre-tax loss due to its continued full allowance against the Company’s deferred tax assets resulting from ongoing pre-tax losses over a period of three years. During the year ended June 30, 2023, an income tax expense loss due to the recording of a full valuation allowance on the Companies deferred tax assets.

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

The Company accounts for its uncertain tax positions pursuant to ASC 740, Income Taxes. This guidance prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities, a benefit will be recognized at the largest amount that it believes is cumulatively greater than 50% likely to be realized. A table summarizing the Company’s uncertain positions is presented in the income tax footnote section. Further, any interest or penalties associated with uncertain tax positions shall be recorded in the income tax provision. As of June 30, 2024 and 2023, no interest and penalties were recorded.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in Hotel operating expenses in the consolidated statements of operations. Advertising costs were $150,000 and $130,000 for the years ended June 30, 2024 and 2023, respectively.

Basic and Diluted Loss per Share

Basic loss per share is calculated based upon the weighted average number of common shares outstanding during each fiscal year. As of June 30, 2024 and 2023, the Company did not have any potentially dilutive securities outstanding.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Actual results may differ from those estimates. Management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets and when appropriate, records tax valuation allowances based on that evidence and estimates. As of June 30, 2024 based on taxable income that may be available under tax law the deferred taxed asset is not set more likely than not to be realized.

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

Recently Issued and Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 202307”). ASU 2023-07 expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. The Company does not expect ASU 2023-07 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In December 2023, the FASB issued ASU No 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 202309 expands disclosures in the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-09 should be applied prospectively; however, retrospective application is permitted. The Company does not expect ASU 2023-09 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in Note 9 – Mortgage Notes Payable, as of June 30, 2024, the outstanding balance consists of a senior mortgage loan and mezzanine loan totaling $100,783,000, net of debt issuance costs amounting to $679,000. Both loans matured on January 1, 2024, in addition, the Company has recurring losses and has an accumulated deficit of $117,102,000 which includes a $64,100,000 increase adjustment made in December 2013 as a result of the partnership redemption.

Due to these factors and the Company’s ability to successfully refinance the debt on favorable terms in the current lending environment gives rise to substantial doubt about the Company’s ability to continue as a going concern for one year after the financial statement issuance date.

On January 4, 2024, the Company was made aware of a notice of default (the “Notice”) issued by its senior loan special servicer LNR Partners, LLC to Justice Operating Company, LLC which is the wholly owned subsidiary of Portsmouth. The Notice states that the lender has rights as a result of such defaults, including, but not limited to, acceleration of the loans, foreclosure on collateral and other rights and remedies under the loan documents and otherwise available under the law. On January 10, 2024, the Company filed the required Form 8-K with the Securities and Exchange Commission. During the entire life of the outstanding debt, the Company has made all mortgage payments timely as of the date of maturity and as of June 30, 2024, there were no delinquent amounts due to the senior or mezzanine lenders. On April 29, 2024, the Company entered into forbearance agreements with its senior and mezzanine lenders which establishes, among other customary terms, the new maturity date of January 1, 2025. While the Company successfully entered into the aforementioned forbearance agreements, we continue our efforts to place a longer-term refinancing solution to its current senior mortgage and mezzanine debt with potential lenders. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all.

The Hotel has successfully completed its full guest-rooms renovation over the last 2 years along with public space, fitness center, corridors, and meeting space. With newly renovated rooms in its Competitive Set of hotels (“CompSet”) will allow the Hotel to continue to drive rate and grow RevPAR over the market and its CompSet. The hotel recently received its annual Quality Assurance inspection from Hilton and received the highest score at least in the hotel’s last decade at 94.45% which is an “Outstanding” ranking by Hilton.

Even during the renovation that took out between 2-4 floors or 50-100 guest rooms of inventory at a time, the Hotel maintained an index of over 100%. At the end of the renovation in June 2024, the Hotel’s trailing 12-month index was 109.6%. During the fiscal year ending June 30, 2024, the Hotel’s CompSet achieved a RevPAR of $161.47 while the Hotel had a RevPAR of $176.99. An excellent achievement for our property while it had roughly 13%-18% of its inventory unavailable over this time period. Since the completion of the renovation, the Hotel has increased its lead in RevPAR on the CompSet dramatically. In the two months since completing the renovation, the Hotel has achieved an average RevPAR index of over 150% for both months. While the CompSet has lost over 15% RevPAR; in these two months, the Hotel has grown over 15% in this metric.

The financial statements do not include any adjustments to the carrying amounts of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

NOTE 2 - LIQUIDITY

Historically, our cash flows have been primarily generated from our Hotel operations. However, the current state of affairs of the City of San Francisco, its political challenges as well as the way its local government’s policies with regard to safety, drug abuse, homelessness, crime, etc., have caused the City of San Francisco to be one of the slowest cities in the country to fully recover from the COVID-19 pandemic. Additionally, since San Francisco is a top-heavy tech company city, the “remote work” initiatives have caused a slowdown in business travel and in person meetings. Prior to the COVID-19 pandemic, our Hotel enjoyed most of its revenues from business travel, conventions, self-contained groups, etc., and post pandemic, most revenues are generated from leisure travel which is generally at a lower guest room rate. For the fiscal years ended June 30, 2024 our net cash provided by operating activities was $108,000. We continue to maintain several steps to preserve capital and increase liquidity at our Hotel, including implementing strict cost management measures to eliminate non-essential expenses, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets. As the hospitality and travel environment continues to slowly recover in San Francisco, the Company will continue to evaluate what services bring back. During the fiscal year ended June 30, 2024, the Company continued to make capital improvements to the Hotel in the amount of $4,078,000 and has completed its hotel renovation program.

The Company had cash and cash equivalents of $3,511,000 and $2,295,000 as of June 30, 2024 and 2023, respectively. The Company had restricted cash of $1,264,000 and $2,911,000 as of June 30, 2024 and 2023, respectively. The Company had marketable securities, net of margin due to securities brokers, of $209,000 and $359,000 as of June 30, 2024 and 2023, respectively. These marketable securities are short-term investments and liquid in nature.

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 31, 2023. On December 16, 2020, the Partnership and InterGroup entered into a loan modification agreement which increased the Partnership’s borrowing from InterGroup as needed up to $10,000,000. Upon the dissolution of the Partnership in December 2021, Portsmouth assumed the Partnership’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. In July 2023, the note maturity date was extended to July 31, 2025 and the borrowing amount available was increased to $20,000,000. In March 2024, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing amount to $30,000,000. Portsmouth agreed to a 0.5% loan modification fee for the increased borrowing of $10,000,000 payable to InterGroup. During the fiscal year ending June 30, 2024 and 2023, InterGroup advanced to the Hotel $10,793,000 and $1,500,000, respectively, to fund its hotel operations. As of June 30, 2024 and 2023, the amounts due to InterGroup were $26,493,000 and $15,700,000, respectively. The Company has not made any paid-downs to its note payable to InterGroup. The Company could amend its by-laws and increase the number of authorized shares to issue additional shares to raise capital in the public markets if needed.

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

The following table provides a summary as of June 30, 2024, the Company’s material financial obligations which also including interest payments:

		Year	Year	Year	Year	Year
	Total	2025	2026	2027	2028	2029	Thereafter
Mortgage notes payable	$101,462,000	$101,462,000	$-	$-	$-	$-	$-
Related party notes payable	26,493,000	-	26,493,000	-	-	-	-
Oher notes payable	2,388,000	567,000	567,000	463,000	317,000	317,000	157,000
Interest	8,576,000	8,304,000	272,000	-	-	-	-
Total	$138,919,000	$110,333,000	$27,332,000	$463,000	$317,000	$317,000	$157,000

NOTE 3 - REVENUE

The following table present our revenue disaggregated by revenue streams.

For the year ended June 30,	2024	2023
Hotel revenues:
Hotel rooms	$35,239,000	$35,684,000
Food and beverage	3,213,000	2,625,000
Garage	2,988,000	2,790,000
Other operating departments	446,000	928,000
Total Hotel revenue	$41,886,000	$42,027,000

Contract Assets and Liabilities

The Company does not have any material contract assets as of June 30, 2024 and 2023, other than trade and other receivables, net on our consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

The Company records contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities on our consolidated balance sheets and had a balance of $290,000 at July 1, 2023. During the year ended June 30, 2024, the entire $290,000 was recognized as revenue. Contract liabilities increased to $370,000 as of June 30, 2024. The increase as of June 30, 2024, was primarily driven by an increase in advance deposits received from customers for services to be performed after June 30, 2024. Contract liabilities decreased to $290,000 as of June 30, 2023 from $493,000 as of June 30, 2022. The decrease for the twelve months ended June 30, 2023 was primarily driven by decrease in advance deposits received from customers for services to be performed after June 30, 2023.

Contract Costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers are less than one year.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in Hotel consisted of the following as of:

		Accumulated	Net Book
June 30, 2024	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Finance lease ROU assets	1,805,000	(1,521,000)	284,000
Furniture and equipment	40,310,000	(31,396,000)	8,914,000
Building and improvements	58,769,000	(34,026,000)	24,743,000
Investment in Hotel, net	$102,008,000	$(66,943,000)	$35,065,000

		Accumulated	Net Book
June 30, 2023	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Finance lease ROU assets	1,805,000	(1,239,000)	566,000
Furniture and equipment	38,727,000	(29,682,000)	9,045,000
Building and improvements	56,273,000	(32,627,000)	23,646,000
Investment in Hotel, net	$97,929,000	$(63,548,000)	$34,381,000

Finance lease ROU assets, furniture and equipment are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 3 to 7 years and amortized over the life of the lease. Building and improvements are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 15 to 39 years. Depreciation and amortization for the year ended June 30, 2024, and 2023 was $3,394,000 and $2,715,000, respectively.

NOTE 5 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also invested in income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit to its shareholders through income and/or capital gain.

As of June 30, 2024 and 2023, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

Investment	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Fair Value

As of June 30, 2024
Corporate
Equities	$207,000	$38,000	$(36,000)	$2,000	$209,000

As of June 30, 2023
Corporate
Equities	$274,000	$133,000	$(48,000)	$85,000	$359,000

As of June 30, 2024 and 2023, the Company had $2,000 of unrealized gain related to securities held for over one year.

Net (loss) gain on marketable securities on the statement of operations is comprised of realized and unrealized losses. Below is the breakdown of the two components for the years ended June 30, 2024 and 2023, respectively.

For the year ended June 30,	2024	2023
Realized loss on marketable securities	$(39,000)	$(137,000)
Unrealized (loss) gain on marketable securities	(83,000)	188,000
Net (loss) gain on marketable securities	$(122,000)	$51,000

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

The assets measured at fair value on a recurring basis are as follows:

		% of Total
As of June 30, 2024		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$202,000	96.7%
Basic materials	7,000	3.3%
	$209,000	100.0%

		% of Total
As of June 30, 2023		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$350,000	97.5%
Basic materials	9,000	2.5%
	$359,000	100.0%

The fair values of investments in marketable securities are determined by the most recently traded price of each security at the balance sheet date.

NOTE 7 – OTHER ASSETS

Other assets consist of the following as of June 30:

	2024	2023
Inventory - Hotel	$27,000	$27,000
Prepaid expenses	540,000	424,000
Miscellaneous assets	267,000	284,000
Total other assets	$834,000	$735,000

NOTE 8 – RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of related party and other notes payable as of June 30, 2024 and 2023, respectively.

As of June 30,	2024	2023
Related party note payable - InterGroup	$26,493,000	$15,700,000
Other note payable - Hilton	1,742,000	2,058,000
Other note payable - Aimbridge	646,000	896,000
Total related party and other notes payable	$28,881,000	$18,654,000

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 31, 2023. On December 16, 2020, the Partnership and InterGroup entered into a loan modification agreement which increased the Partnership’s borrowing from InterGroup as needed up to $10,000,000. Upon the dissolution of the Partnership in December 2021, Portsmouth assumed the Partnership’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. In July 2023, the note maturity date was extended to July 31, 2025 and the borrowing amount available was increased to $20,000,000. In March 2024, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing amount to $30,000,000. Portsmouth agreed to a 0.5% loan modification fee for the increased borrowing of $10,000,000 payable to InterGroup. During the fiscal year ending June 30, 2024 and 2023, InterGroup advanced to the Hotel $10,793,000 and $1,500,000, respectively, to fund its hotel operations. As of June 30, 2024 and 2023, the amounts due to InterGroup were $26,493,000 and $15,700,000, respectively. The Company has not made any paid-downs to its note payable to InterGroup. The Company could amend its by-laws and increase the number of authorized shares to issue additional shares to raise capital in the public markets if needed.

Note payable to Hilton (Franchisor) is a self-exhausting, interest free development incentive note which is reduced by approximately $317,000 annually through 2030 by Hilton if the Hotel is still a Franchisee with Hilton.

On February 1, 2017, Operating entered an HMA with Ambridge to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Ambridge to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second anniversary of the takeover date. During the first quarter of fiscal year 2021, the Hotel obtained approval from Ambridge to use the key money for hotel operations and the funds were exhausted by December 31, 2020. The unamortized portion of the key money in the amount of $646,000 and $896,000 are included in other notes payable in the consolidated balance sheets at June 30, 2024 and 2023, respectively.

Future minimum principal payments for all related party and other financing transactions are as follows:

For the year ending June 30,

2025	$8,871,000
2026	27,332,000
2027	463,000
2028	317,000
2029	317,000
Thereafter	157,000
$37,457,000

As of June 30, 2024 and 2023, the Company had accounts payable to related party of $11,515,000 and $7,283,000, respectively. These are amounts due to InterGroup and represent accrued interests and certain shared costs and expenses, primarily general and administrative expenses, rent, insurance, and other expenses.

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

The Mortgage Loan is secured by Operating’s principal asset, the Hilton San Francisco-Financial District (the “Property”). The Mortgage Loan bears an interest rate of 5.275% per annum and matured on January 1, 2024. The term of the loan is ten years with interest only due in the first three years and principal and interest payments to be made during the remaining seven years of the loan based on a thirty-year amortization schedule. The Mortgage Loan also requires payments for impounds related to property tax, insurance and capital improvement reserves. As additional security for the Mortgage Loan, there is a limited guaranty (“Mortgage Guaranty”) executed by the Company in favor of the Mortgage Lender. On April 29, 2024, U.S. Bank National Association and other lenders (“Lender”) entered into a Forbearance Agreement (the “Mortgage Loan Forbearance Agreement”), all capitalized terms are used in this paragraph as defined in this agreement with Operating. Assuming no Termination Event occurs, Lender agrees to not take any action with respect to the loan facility set forth therein prior to January 1, 2025. During the Forbearance Period, Operating shall make all regularly scheduled payments to the Lender. The Mortgage Loan Forbearance Agreement also contains amended terms as to financial covenants and a 10% principal paydown in the amount of $8,589,706.44 to be applied by the Lender upon execution of the Mortgage Loan Forbearance Agreement. Retroactive to January 1, 2024, Operating is required to accrue an additional 4% default interest, due and payable to Lender at the new maturity or loan prepayment. In addition, Operating paid 1% forbearance fee or $858,971 to Lender upon execution of the Forbearance Agreement.

The Mezzanine Loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The Mezzanine Loan had an interest rate of 9.75% per annum and matured on January 1, 2024. Interest only payments were due monthly. On July 31, 2019, Mezzanine refinanced the Mezzanine Loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matured on January 1, 2024. Interest only payments are due monthly. As additional security for the new mezzanine loan, there is a limited guaranty executed by the Company in favor of Cred Reit Holdco LLC (the “Mezzanine Guaranty” and, together with the Mortgage Guaranty, the “Guaranties”). On April 29, 2024, CRED REIT HOLDCO LLC (“Mezz Lender”) entered into a Forbearance Agreement (the “Mezz Forbearance Agreement”), all capitalized terms in this paragraph are used as defined in the Mezz Forbearance Agreement) with Mezzanine, an indirect subsidiary of the Company. Assuming no termination event occurs, Mezz Lender agrees to not take any action with respect to the loan facility set forth therein prior to January 1, 2025. The Mezz Lender also has advanced $4.5 million for payment of the 10% principal paydown with respect to the Mortgage Loan Forbearance Agreement (defined below). Retroactive to January 1, 2024, Mezzanine will be required to accrue an additional 4% default interest and a 1% forbearance fee or $245,000. During the Forbearance Period, no payments will be due to the Mezz Lender until the new maturity date or loan prepayment. Both forbearance agreements also contain customary and usual terms, events of default, transaction fees, and representations and warranties and covenants for like transactions.

In order to refinance the Hotel’s aforementioned debt, in May 2024, the Company entered into a financing procurement agreement with a global provider of financial advisory services to real estate owners. The Company will endeavor to refinance the aforementioned loans prior to their new maturity.

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties are full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Partnership was required to maintain a certain minimum net worth and liquidity. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for the $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of June 30, 2024 and 2023, InterGroup is in compliance with both requirements. Justice Operating Company, LLC is not meeting certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lockbox and cash sweep by the Lender for all cash collected by the Hotel, and under certain terms, would allow the Lender to request Operating to replace its hotel management company. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR. Justice has not missed any of its debt service payments and does not anticipate missing any debt obligations for at least the next twelve months and beyond.

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

As of June 30, 2024 and 2023, the Company had the following mortgages:

June 30, 2024	June 30, 2023	Interest Rate	Origination Date	Maturity Date
$76,962,000	$87,240,000	Fixed 5.28% plus 4% default rate	December 18, 2013	January 1, 2025
24,500,000	20,000,000	Fixed 7.25% plus 4% default rate	July 31, 2019	January 1, 2025
101,462,000	107,240,000	Mortgage notes payable - hotel
(679,000)	(123,000)	Net debt issuance costs
$100,783,000	$107,117,000	Total mortgage notes payable - hotel

The Company is working with several prospective lenders to refinance its senior mortgage as well as the mezzanine debt prior to its maturity date of January 1, 2025. Effective January 1, 2024, both loans accrue 4% additional default interest due and payable at maturity or payoff due to refinancing. In order to refinance the Hotel’s aforementioned debt, in May 2024, the Company entered into a financing procurement agreement with a global provider of financial advisory services to real estate owners. The Company will endeavor to refinance the aforementioned loans prior to their new maturity.

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

For the fiscal years ended June 30, 2024 and 2023, hotel management fees were $706,000 and $711,000, and incentive fees of $0 and $505,000, respectively, offset by key money amortization of $250,000 for both years and are included in Hotel operating expenses in the consolidated statements of operations. However, the Company is currently in discussions with Aimbridge regarding a dispute in connection with the validity of the incentive fees as they relate directly to the Covid pandemic. As part of the Hotel management agreement, Aimbridge, through the Company’s wholly owned subsidiary, Kearny Street Parking LLC, manages the parking garage in-house.

NOTE 11 – CONCENTRATION OF CREDIT RISK

As of June 30, 2024 and 2023, all accounts receivables are related to Hotel customers. The Hotel had two customers that accounted for 98%, or $307,000 of accounts receivable at June 30, 2024, and two customers that accounted for 97%, or $131,000 of accounts receivable at June 30, 2023.

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

NOTE 12 - INCOME TAXES

The provision for income tax (expense) benefit consists of the following:

For the years ended June 30,	2024	2023
Federal
Current tax expense	$-	$-
Deferred tax expense	-	(5,513,000)
	-	(5,513,000)
State
Current tax expense	(1,000)	(1,000)
Deferred tax expense	-	(2,398,000)
	(1,000)	(2,399,000)
Total income tax expense	$(1,000)	$(7,912,000)

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

For the years ended June 30,	2024	2023

Statutory federal tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	8.8%	-8.9%
Provision to return adjustment	-6.6%	11.8%
Valuation allowance	-22.5%	-193.4%
Other	-0.7%	2.1%
	0.0%	-167.4%

The components of the Company’s deferred tax assets and (liabilities) as of June 30, 2024 and 2023 are as follows:

	2024	2023
Deferred tax assets
Net operating loss carryforward	$14,359,000	$13,073,000
Interest expense	5,157,000	3,185,000
Accruals and reserves	596,000	565,000
Depreciation	14,260,000	15,054,000
State tax credits	524,000	524,000
Capital loss carryforward	1,333,000	1,322,000
Other	111,000	61,000
Deferred tax assets before valuation allowance	36,340,000	33,784,000
Less Valuation allowance	(36,340,000)	(33,784,000)
Deferred tax assets after valuation allowance	-	-

Deferred tax liabilities
State taxes	-	-
	-	-
Net deferred tax assets	$-	$-

As of June 30, 2024, the Company had net operating loss (“NOL”) carryforwards of approximately $43,396,000 and $59,340,000 for federal and state purposes, respectively. Of the $43,396,000 federal NOL carryforwards, $14,707,000 expire in varying amounts through 2037 and $26,833,000 of post-2017 NOLs can be carried forward indefinitely. Note that the post-2017 NOLs may only offset 80% of future taxable income. The Company had capital loss carryforwards of $4,468,000 for federal and state purposes. The capital losses begin to expire in 2024 for both federal and state purposes. There are immaterial California state tax credits of $524,000 which expire in various years.

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

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns where such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions. As of June 30, 2024, it has been determined that the company had $1,665,000 of unrecognized tax benefits. No new uncertain tax positions were identified this year.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates and is subject to examination by federal, state and local jurisdictions, where applicable. Note the partnership dissolved on July 15, 2021 when Portsmouth acquired 100% of Justice LLP.

As of June 30, 2024, tax years beginning in fiscal year 2019 and 2018 remain open to examination by federal and state tax jurisdictions, respectively, and are subject to the statute of limitations.

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

Unrecognized Tax Benefits at June 30, 2023	$1,665,000
Increase in tax positions taken	-
Decrease in tax positions taken	-
Unrecognized Tax Benefits at June 30, 2024	$1,665,000

$1,665,000 of unrecognized tax benefits as of June 30, 2024 and June 30, 2023, respectively, would impact the effective tax rate if recognized. The unrecognized tax benefit is not expected to reverse in the next 12 months. Interest and penalties related to income tax matters are classified as a component of income tax expense. As of June 30, 2024 and June 30, 2023, no interest and penalties were recorded.

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

Information below represents reporting segments for the years ended June 30, 2024 and 2023, respectively. Segment loss from Hotel operations consists of the operation of the Hotel and operation of the garage. Loss from investments consists of net investment gain (loss), dividend and interest income and investment related expenses.

As of and for the year	Hotel	Investment
ended June 30, 2024	Operations	Transactions	Other	Total
Revenues	$41,886,000	$-	$-	$41,886,000
Segment operating expenses	(36,139,000)	-	(1,682,000)	(37,821,000)
Segment income (loss)	5,747,000	-	(1,682,000)	4,065,000
Interest expense - mortgage	(9,407,000)	-	-	(9,407,000)
Interest expense – related party	(2,369,000)	-	-	(2,369,000)
Depreciation and amortization expense	(3,394,000)	-	-	(3,394,000)
Loss from investments	-	(269,000)	-	(269,000)
Income tax expense	-	-	(1,000)	(1,000)
Net loss	$(9,423,000)	$(269,000)	$(1,683,000)	$(11,375,000)
Total assets	$40,858,000	$209,000	$335,000	$41,402,000

As of and for the year	Hotel	Investment
ended June 30, 2023	Operations	Transactions	Other	Total
Revenues	$42,027,000	$-	$-	$42,027,000
Segment operating expenses	(34,457,000)	-	(1,793,000)	(36,250,000)
Segment income (loss)	7,570,000	-	(1,793,000)	5,777,000
Interest expense – mortgage	(6,467,000)	-	-	(6,467,000)
Interest expense – related party	(1,725,000)	-	-	(1,725,000)
Depreciation and amortization expense	(2,715,000)	-	-	(2,715,000)
Loss from investments	-	(161,000)	-	(161,000)
Income tax expense	-	-	(7,912,000)	(7,912,000)
Net loss	$(3,337,000)	$(161,000)	$(9,705,000)	$(13,203,000)
Total assets	$40,457,000	$359,000	$284,000	$41,100,000

NOTE 14 – RELATED PARTY TRANSACTIONS

As discussed in Note 8 – Related Party and Other Financing Transactions, upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. In July 2023, the note maturity date was extended to July 31, 2025 and the borrowing amount available was increased to $20,000,000. In March 2024, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing amount to $30,000,000. Portsmouth agreed to a 0.5% loan modification fee for the increased borrowing of $10,000,000 payable to InterGroup. During the fiscal year ending June 30, 2024 and 2023, InterGroup advanced to the Hotel $10,793,000 and $1,500,000, respectively, to fund its hotel operations. As of June 30, 2024 and 2023, the amounts due to InterGroup were $26,493,000 and $15,700,000, respectively. The Company has not made any paid-downs to its note payable to InterGroup. The Company could amend its by-laws and increase the number of authorized shares to issue additional shares to raise capital in the public markets if needed.

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated between the Company and InterGroup based on management’s estimate of the pro rata utilization of resources. For the years ended June 30, 2024 and 2023, these expenses were approximately $144,000 for each year.

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

Since the opening of the Hotel as a full brand Hilton in January 2006, it has incurred monthly royalties, program fees and information technology recapture charges equal to a percentage of the Hotel’s gross room revenue. Fees for such services during fiscal year 2024 and 2023 totaled approximately $2,967,000 and $3,029,000, respectively.

Hotel Employees

The hotel operations had 187 employees as of June 30, 2024. On February 3, 2017, Aimbridge assumed all labor union agreements as agent for Hotel and Justice, and Justice provides all funding for all payroll and related costs. As of June 30, 2024, approximately 90% of those employees were represented by one of three labor unions, and their terms of employment were determined under various collective bargaining agreements (“CBAs”) to which Aimbridge was a party to as agent for Hotel and Justice. CBA for Local 2 (Hotel and Restaurant Employees) expired on August 13, 2024 and is currently under negotiations. CBA for Local 856 (International Brotherhood of Teamsters) will expire on December 31, 2024. CBA for Local 39 (Stationary Engineers) will expire in July 2030.

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

Legal Matters

Portsmouth Square, Inc., through its operating company Justice Investors Operating Company, LLC, a Delaware limited liability company (the “Company”), is the owner of the real property located at 750 Kearny Street in San Francisco, currently improved with a 27 – story building which houses a Hilton Hotel (the “Property”). The Property was purchased and improved pursuant to the terms of a series of agreements with the City and County of San Francisco (the “City”) in the early 1970’s. The terms of the agreements and subsequent approvals and permits included a condition by which the Company was required to construct an ornamental overhead pedestrian bridge across Kearny Street, connecting the Property to a nearby City park and underground parking garage known as Portsmouth Square (the “Bridge”). Included in the approval process was the City’s issuance of a Major Encroachment Permit (“Permit”) allowing the Bridge to span over Kearney Street. As of May 24, 2022, the City has purported to revoke the Permit and on June 13, 2022, has directed the Company to submit a general bridge removal and restoration plan (the “Plan”) at the Company’s expense. The Company disputes the legality of the purported revocation of the Permit. The Company further disputes the existence of any legal or contractual obligation to remove the Bridge at its expense. In particular, representatives of the Company participated in meetings with the City on and at various times after August 1, 2019, to discuss a collaborative process for the possible removal of the Bridge. Until the purported revocation of the Permit in 2022, the City representatives repeatedly and consistently promised and agreed that the City will pay for the associated costs of any Bridge removal. Nevertheless, without waiving any rights, in an effort to understand all of the available options, and to provide a response to the City’s directives, the Company has engaged a Project Manager, a structural engineering firm and an architect to advise on the development of a Plan for the Bridge removal, as well as the reconstruction of the front of the Hilton Hotel. The Company has been working cooperatively with the City on the process for removal of the Bridge and its related physical encroachments, including obtaining regulatory approvals and permits. The Company is currently in discussion with the City regarding both the process and financial responsibility for the implementation of the Plan and reconstruction of the impacted portions of the Hotel. Those discussions are expected to continue at least through the end of 2024. A final Plan is currently not expected to be completed until late 2024, and permits are unlikely to be obtained until early 2025 at the earliest.

The Company may be subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company will defend itself vigorously against any such claims. Management does not believe that the impact of such matters will have a material effect on the financial conditions or result of operations when resolved.

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date that the accompanying financial statements were issued and has determined that no material subsequent events that require adjustment to or disclosure in the financial statements exist through the date of this filing.

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

Management, including our Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on its evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2024.

During the end quarter of fiscal 2023, we identified a material weakness in internal controls over financial reporting related to our accounting for deferred tax asset valuation allowance. Specifically, we did not design and maintain effective controls to identify items within the deferred tax balances that could be materially incorrect. We are undergoing ongoing evaluation and improvements in our internal control over financial reporting. Regarding our identified material weakness, we have performed the following remediation efforts:

In order to mitigate the material weakness to the fullest extent possible, management hired a new tax CPA specialist to review and do a detailed analysis which was completed for the year ended June 30, 2024. The preparation of the Company’s deferred tax assets and liabilities will be reviewed annually by tax experts as well as the Principal Financial Officer and the Chief Executive Officer.

As of June 30, 2023, these controls were not operating effectively as noted by an elimination in its entirety the carrying tax assets due to the setup of a valuation allowance. As of June 30, 2024, management concludes that the material weakness has been remediated by its active engagement in the provision preparation process and will continue to enhance its controls over the preparation of its tax provision.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As stated in our report on internal control over financial reporting, the material weakness related to tax provision preparation has been remediated in fiscal year 2024.

Item 9B. Other Information.

During the three months ended June 30, 2024, no director or officer, of the Company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2024:

Name	Position with the Company	Age	Term to Expire

John V. Winfield	Chairman of the Board and Chief Executive Officer (1)	77	Fiscal 2024 Annual Meeting

Yvonne Murphy	Director	67	Fiscal 2024 Annual Meeting

John C. Love	Director (2)(3)(4)	84	Fiscal 2024 Annual Meeting

William J. Nance	Director (2)(3)	80	Fiscal 2024 Annual Meeting

Steve Grunwald	Director (1)(3)(4)	42	Fiscal 2024 Annual Meeting

Other Executive Officers:

David C. Gonzalez	President (1)	57	N/A

Jolie Kahn	Secretary	59	N/A

Ann Marie Blair	Treasurer, Controller (Principal Financial Officer). Ms. Blair appointed effective July 6, 2023	37	N/A

Danfeng Xu	Treasurer, Controller (Principal Financial Officer), and Secretary. Ms. Xu resigned effective August 31, 2022	36	N/A

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

Code of Ethics.

The Company has adopted a Code of Ethics that applies to its executive officers, including its principal executive officer, principal financial officer, or persons performing similar functions as well as its Board of Directors. A copy of the Code of Ethics is filed as Exhibit 14 to this Report. A copy is also posted on the Portsmouth page of its parent company’s website at www.intergroupcorporation.com. The Company will provide any person without charge, upon request, a copy of its Code of Ethics by sending such request to: Portsmouth Square, Inc., Attn: Treasurer, 1516 S Bundy Drive, Suite 200, Los Angeles, California 90025. The Company will promptly disclose any amendments or waivers to its Code of Ethics on Form 8-K.

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

Item 11. Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Company’s principal executive officer and other named executive officers of the Company whose total compensation exceeded $100,000 for all services rendered to the Company for each of the Company’s last two completed fiscal years ended June 30, 2024 and 2023. No stock awards, long-term compensation, options or stock appreciation rights were granted to any of the named executive officers during the last two fiscal years.

SUMMARY COMPENSATION TABLE

Annual Compensation
Name and	Fiscal				All Other
Principal Position	Year	Salary		Bonus	Compensation	Total

John V. Winfield	2024	$433,000	(1)	$-	$-	$433,000
Chairman and Chief Executive Officer	2023	$433,000	(1)	$318,000	$-	$751,000

David C. Gonzalez	2024	$173,000		$-	$-	$173,000
President	2023	$173,000		$211,000	$-	$384,000

(1) Amounts shown include $6,000 per year in regular Directors fees.

Portsmouth has no stock option plan or stock appreciation rights for its executive officers. The Company has no pension or long-term incentive plans. There are no employment contracts between Portsmouth and any executive officer, and there are no termination-of-employment or change-in-control arrangements.

Internal Revenue Code Limitations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provides that, in the case of a publicly held corporation, the corporation is not generally allowed to deduct remuneration paid to its chief executive officer and certain other highly compensated officers to the extent that such remuneration exceeds $1,000,000 for the taxable year. Certain remuneration, however, is not subject to disallowance, including compensation paid on a commission basis and, if certain requirements prescribed by the Code are satisfied, other performance-based compensation. Since InterGroup and Portsmouth are each a public company, the $1,000,000 limitation applies separately to the compensation paid by each entity. Stock option expenses are also amortized over several years. For fiscal years 2024 and 2023, no compensation paid by the Company to its CEO or other executive officers was subject to the deduction disallowance prescribed by Section 162(m) of the Code.

DIRECTOR COMPENSATION

The following table provides information concerning compensation awarded to, earned by, or paid to the Company’s directors for the fiscal year ended June 30, 2024.

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

Outstanding Equity Awards at Fiscal Year End

The Company did not have any outstanding equity awards at the end of its fiscal year ended June 30, 2024 and has no equity compensation plans in effect.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 30, 2024, certain information with respect to the beneficial ownership of Common Stock owned by (i) those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock, (ii) each Director and Executive Officer, and (iii) all Directors and Executive Officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

John V. Winfield	18,641		2.5%
1516 S. Bundy Drive, Suite 200
Los Angeles, CA 90025

Yvonne Murphy	-		-
1516 S. Bundy Drive, Suite 200
Los Angeles, CA 90025

John C. Love	-		-
1516 S. Bundy Drive, Suite 200
Los Angeles, CA 90025

William J. Nance	-		-
1516 S. Bundy Drive, Suite 200
Los Angeles, CA 90025

Steve Grunwald	-		-
1516 S. Bundy Drive, Suite 200
Los Angeles, CA 90025

David C. Gonzalez	-		-
1516 S. Bundy Drive, Suite 200
Los Angeles, CA 90025

Ann Marie Blair (5)	-		-
1516 S. Bundy Drive, Suite 200
Los Angeles, CA 90025

The InterGroup Corporation	556,108	(4)	75.7%
1516 S. Bundy Drive, Suite 200
Los Angeles, CA 90025

All of the above as a group	574,749		78.2%

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated based of 734,187 shares of Common Stock issued and outstanding as of September 30, 2024.

(4) As directors of InterGroup, Messrs. Winfield, Murphy, Love and Nance have the power to direct the vote of the shares of Portsmouth owned by InterGroup.

(5) Ms. Blair appointed effective July 6, 2023.

Security Ownership of Management in Parent Corporation.

As Chairman of the Board and a 69.4% beneficial shareholder of InterGroup, Mr. Winfield has voting and dispositive power over the shares owned of record and beneficially by InterGroup.

Changes in Control Arrangements.

There are no arrangements that may result in a change in control of Portsmouth.

Securities Authorized for Issuance Under Equity Compensation Plans.

Portsmouth has no securities authorized for issuance under any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of September 30, 2024, InterGroup and John V. Winfield owned 75.7% and 2.5% of the common stock of Portsmouth, respectively.

As discussed in Note 8 – Related Party and Other Financing Transactions, on July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000. Upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. In July 2023, the note maturity date was extended to July 31, 2025 and the borrowing amount available was increased to $20,000,000. In March 2024, Portsmouth and InterGroup entered in a loan modification agreement which increased Portsmouth’s borrowing amount to $30,000,000. Portsmouth agreed to a 0.5% loan modification fee for the increased borrowing of $10,000,000 payable to InterGroup. During the fiscal year ending June 30, 2024 and 2023, InterGroup advanced to the Hotel $10,793,000 and $1,500,000, respectively, to fund its hotel operations. As of June 30, 2024 and 2023, the amounts due to InterGroup were $26,493,000 and $15,700,000, respectively. The Company has not made any paid-downs to its note payable to InterGroup. The Company could amend its by-laws and increase the number of authorized shares to issue additional shares to raise capital in the public markets if needed.

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated among the Company and InterGroup based on management’s estimate of the pro rata utilization of resources. For the years ended June 30, 2024 and 2023, these expenses were approximately $144,000 and $144,000, respectively.

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

Item 14. Principal Accounting Fees and Services.

On January 31, 2022, the Audit Committee retained WithumSmith+Brown, PC, PCAOB ID: 100 (“Withum”) as the Company’s independent registered public accounting firm. The aggregate fees billed for each of the last two fiscal years ended June 30, 2024 and 2023 for professional services rendered by Withum. These fees were billed for audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q reports, and services provided in connection with statutory and regulatory filings and engagements for those fiscal years.

	Fiscal Year
	2024	2023
Audit fees	$95,000	$101,000
Tax fees	21,000	48,000
Total	$116,000	$149,000

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

(a)(3) Exhibits

Set forth below is an index of applicable exhibits filed with this report according to exhibit table number.

Exhibit Number	Description

3.(i)	Bylaws (amended February 16, 2000) *

3.(ii)	Articles of Incorporation*

4.	Instruments defining the rights of security holders including indentures (See Articles of Incorporation and Bylaws) *

10.	Material Contracts:

10.3	Franchise License Agreement, dated December 10, 2004, between Justice Investors Limited Partnership and Hilton Hotels (incorporated by reference to Exhibit 10.3 of the Company’s amended report on Form 10-K/A for the fiscal year ended June 30, 2011, as filed with the Commission on August 24, 2012). *

10.5	Management Agreement, dated February 1, 2017, between Justice Operating Company, LLC and Aimbridge Management Company, LLC. (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K Report for the fiscal year ended June 30, 2017, as filed with the Commission on October 13, 2017). *

14.	Code of Ethics (filed herewith).

19.	Insider trading policy.

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

97	Regarding Erroneously Awarded Compensation.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PORTSMOUTH SQUARE, INC.
(Registrant)

Date:	September 30, 2024	by	/s/ John V. Winfield
John V. Winfield,
Chairman of the Board and
Chief Executive Officer

Date:	September 30, 2024	by	/s/ Ann Marie Blair
Ann Marie Blair, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title and Position	Date

/s/ John V Winfield	Chief Executive Officer and Chairman	September 30, 2024
John V. Winfield	of the Board (Principal Executive Officer)

/s/ David C. Gonzalez	President, Advisor of Executive Strategic	September 30, 2024
David C. Gonzalez	Real Estate and Securities Investment Committee

/s/ Yvonne Murphy	Director	September 30, 2024
Jerold R. Babin

/s/ John C. Love	Director	September 30, 2024
John C. Love

/s/ William J. Nance	Director	September 30, 2024
William J. Nance

/s/ Steve Grunwald	Director	September 30, 2024
Steve Grunwald

