Form 10-Q
period 2024-09-30
PORTSMOUTH SQUARE INC
filed 2024-11-13
CIK 79661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The number of shares outstanding of registrant’s Common Stock, as of November 13, 2024 was 734,187.

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NONE	NONE	NONE

PART 1

FINANCIAL INFORMATION

Item 1 – Financial Statements

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of	September 30, 2024
	(unaudited)	June 30, 2024
ASSETS
Investment in Hotel, net	$34,430,000	$35,065,000
Investment in marketable securities	207,000	209,000
Cash and cash equivalents	4,839,000	3,511,000
Restricted cash	2,049,000	1,264,000
Accounts receivable, net	606,000	519,000
Other assets, net	707,000	834,000

Total assets	$42,838,000	$41,402,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities - Hotel	$16,061,000	$13,756,000
Accounts payable and other liabilities	1,038,000	1,477,000
Accounts payable to related party	13,178,000	11,515,000
Related party notes payable	26,493,000	26,493,000
Other notes payable	2,404,000	2,388,000
Mortgage notes payable, net	100,546,000	100,783,000

Total liabilities	159,720,000	156,412,000

Shareholders’ deficit:
Common stock, no par value: Authorized shares - 750,000; 734,187 shares issued and outstanding shares as of September 30, 2024 and June 30, 2024, respectively	2,092,000	2,092,000
Accumulated deficit	(118,974,000)	(117,102,000)
Total shareholders’ deficit	(116,882,000)	(115,010,000)

Total liabilities and shareholders’ deficit	$42,838,000	$41,402,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

For the three months ended September 30,	2024	2023

Revenue - Hotel	$11,820,000	$11,093,000

Costs and operating expenses
Hotel operating expenses	(8,792,000)	(9,281,000)
Hotel depreciation and amortization expense	(903,000)	(821,000)
General and administrative expense	(355,000)	(319,000)

Total costs and operating expenses	(10,050,000)	(10,421,000)

Income from operations	1,770,000	672,000

Other income (expense)
Interest expense - mortgage	(2,824,000)	(1,606,000)
Interest expense - related party	(824,000)	(502,000)
Net gain (loss) on marketable securities	41,000	(88,000)
Dividend and interest income	4,000	3,000
Trading and margin interest expense	(38,000)	(38,000)

Total other expense, net	(3,641,000)	(2,231,000)

Loss before income taxes	(1,871,000)	(1,559,000)
Income tax expense	(1,000)	(1,000)

Net loss	$(1,872,000)	$(1,560,000)

Basic and diluted net loss per share	$(2.55)	$(2.12)

Weighted average number of common shares outstanding - basic and diluted	734,187	734,187

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited)

				Total
	Common Stock		Accumulated	Shareholders’
	Shares	Amount	Deficit	Deficit
Balance at July 1, 2024	734,187	$2,092,000	$(117,102,000)	$(115,010,000)

Net loss	-	-	(1,872,000)	(1,872,000)

Balance at September 30, 2024	734,187	$2,092,000	$(118,974,000)	$(116,882,000)

				Total
	Common Stock		Accumulated	Shareholders’
	Shares	Amount	Deficit	Deficit

Balance at July 1, 2023	734,187	$2,092,000	$(105,727,000)	$(103,635,000)

Net loss	-	-	(1,560,000)	(1,560,000)

Balance at September 30, 2023	734,187	$2,092,000	$(107,287,000)	$(105,195,000)

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

For the three months ended September 30,	2024	2023
Cash flows from operating activities:
Net loss	$(1,872,000)	$(1,560,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net unrealized (gain) loss on marketable securities	(51,000)	88,000
Amortization of other notes payable	16,000	(141,000)
Depreciation and amortization	903,000	821,000
Amortization of loan cost	340,000	60,000
Changes in operating assets and liabilities:
Investment in marketable securities	53,000	-
Accounts receivable	(87,000)	(34,000)
Other assets	127,000	5,000
Accounts payable and other liabilities - Hotel	2,305,000	(898,000)
Accounts payable and other liabilities	(439,000)	2,067,000
Accounts payable related party	1,663,000	924,000
Net cash provided by operating activities	2,958,000	1,332,000

Cash flows from investing activities:
Payments for hotel furniture, equipment and building improvements	(268,000)	(755,000)
Net cash used in investing activities	(268,000)	(755,000)

Cash flows from financing activities:
Proceeds from related party note payable	-	1,500,000
Payments of mortgage notes payable	(577,000)	(281,000)
Net cash (used in) provided by financing activities	(577,000)	1,219,000

Net change in cash, cash equivalents, and restricted cash	2,113,000	1,796,000
Cash, cash equivalents, and restricted cash at the beginning of the period	4,775,000	5,206,000
Cash, cash equivalents, and restricted cash at the end of the period	$6,888,000	$7,002,000

Supplemental information:
Interest paid	$1,035,000	$1,606,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements included herein have been prepared by Portsmouth Square, Inc. (“Portsmouth” or the “Company” or “we” or “our”), according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of Portsmouth and the notes therein included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024. The June 30, 2024 condensed consolidated balance sheet was derived from the consolidated balance sheet as included in the Company’s Form 10-K for the year ended June 30, 2024.

The unaudited condensed consolidated financial statements include the accounts of our wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended September 30, 2024 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2025.

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

Prior to its dissolution effective December 23, 2021, Justice owned and operated a 544-room hotel property located at 750 Kearny Street, San Francisco, California, known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five-level underground parking garage through its subsidiaries Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”). Mezzanine was a wholly owned subsidiary of the Partnership; Operating is a wholly owned subsidiary of Mezzanine. Effective December 23, 2021, Portsmouth replaced Justice as the single member of Mezzanine. Mezzanine is the borrower under certain mezzanine indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is a full-service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (“Hilton”) through January 31, 2030.

Operating entered into a hotel management agreement (“HMA”) with Aimbridge Hospitality (“Aimbridge”) to manage the Hotel, along with its five-level parking garage, with an effective date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on February 3, 2017 and automatically renews for successive one (1) year periods, not to exceed five years in the aggregate, subject to certain conditions. Under the terms on the HMA, base management fee payable to Aimbridge shall be one and seven-tenths percent (1.70%) of total Hotel revenue. In addition to the Basic Fee, Aimbridge shall be entitled to an annual incentive fee for each fiscal year equal to ten percent (10%) of the amount by which Gross Operating Profit in the current fiscal year exceeds the previous fiscal year’s Gross Operating Profit.

However, the Company after discussions with Aimbridge regarding a dispute in connection with the validity of the incentive fees as they relate directly to the COVID-19 pandemic, the Company and Aimbridge agreed that there was no incentive fees due to Aimbridge as the year-over-year improvement resulted of the recovery from the pandemic. Therefore, Aimbridge agreed to waive $1,030,134 that was previously recorded and agreed to establish a performance threshold of $15,257,301 earnings before interest, tax, depreciation, and amortization (“EBITDA”) that would be otherwise payable with respect to fiscal years 2019 through 2023. The waive reduction was made as of September 30, 2024.

As of September 30, 2024, The InterGroup Corporation (“InterGroup”), a public company, owns approximately 75.7% of the outstanding common shares of Portsmouth and the Company’s Chairman of the Board and Chief Executive Officer, John V. Winfield, owns approximately 2.5% of the outstanding common shares of the Company. Mr. Winfield also serves as the President, Chairman of the Board and Chief Executive Officer of InterGroup and owns approximately 69.7% of the outstanding common shares of InterGroup as of September 30, 2024.

There have been no material changes to the Company’s significant accounting policies during the three months ended September 30, 2024. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 for a summary of the significant accounting policies.

Recently Issued and Adopted Accounting Pronouncements

Our Annual Report on Form 10-K for the year ended June 30, 2024, filed with the SEC on September 30, 2024, contains a discussion on the recently issued accounting pronouncements. As of September 30, 2024, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on the Company’s condensed consolidated financial statements.

Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in Note 9 – Related Party and Other Financing Transactions, as of September 30, 2024, the outstanding balance consists of a senior mortgage loan and mezzanine loan totaling $100,546,000 net of debt issuance costs $340,000. Both loans matured on January 1, 2024, in addition, the Company has recurring losses and has an accumulated deficit of $118,974,000, which includes a $64,100,000 increase adjustment made in December 2013 as a result of the partnership redemption.

Due to these factors and the Company’s ability to successfully refinance the debt on favorable terms in the current lending environment gives rise to substantial doubt about the Company’s ability to continue as a going concern for one year after the financial statement issuance date.

On January 4, 2024, the Company was made aware of a notice of default (the “Notice”) issued by its senior loan special servicer LNR Partners, LLC to Justice Operating Company, LLC which is the wholly owned subsidiary of Portsmouth. The Notice states that the lender has rights as a result of such defaults, including, but not limited to, acceleration of the loans, foreclosure on collateral and other rights and remedies under the loan documents and otherwise available under the law. On January 10, 2024, the Company filed the required Form 8-K with the Securities and Exchange Commission. During the entire life of the outstanding debt, the Company has made all mortgage payments timely as of the date of maturity and as of September 30, 2024, there were no delinquent amounts due to the senior or mezzanine lenders. On April 29, 2024, the Company entered into forbearance agreements with its senior and mezzanine lenders which establishes, among other customary terms, the new maturity date of January 1, 2025. While the Company successfully entered into the aforementioned forbearance agreements, we continue our efforts to place a longer-term refinancing solution to its current senior mortgage and mezzanine debt with potential lenders. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. The Company is also in communications with its current lenders to explore the possibility of a term extension from its maturity date of January 1, 2025.

As of September 30, 2024, the Hotel has completed its full guest-rooms renovation over the last 2 years along with public space, fitness center, corridors, and meeting space. The Hotel has begun to feel the impact of the renovation when it comes to average rate and calculated by multiplying the hotel’s average daily room rate by its occupancy percentage (“RevPAR”) growth since its completion. The Hotel continues to improve with the relocation of the business center into a meeting room and the space being converted to a lounge area for guests in the lobby. On September 5, 2024, the Hotel received its annual Quality Assurance inspection from Hilton and received the highest score at least in the Hotel’s last decade at 94.45% which is an “Outstanding” ranking by Hilton.

For the quarter ending September 30, 2024, the hotel achieved a RevPAR index of 145% while increasing the ADR index to 90%. The Hotel’s year-to-date RevPAR index is 118%. For the quarter ending September 30, 2024, the Hotel gained RevPAR year over year by 5.7% while its Comp Set was -18.5%. The renovation has allowed the Hotel to be more competitive in a recovering market and push rates when demand allows it. The Financial District hotels continue to outperform the market with the area showing positive year-over-year RevPAR growth compared to the rest of the greater San Francisco market showing declines.

The condensed consolidated financial statements do not include any adjustments to the carrying amounts of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

NOTE 2 - LIQUIDITY

Historically, our cash flows have been primarily generated from our Hotel operations. However, the current state of affairs of the City of San Francisco, its political challenges as well as the way its local government’s policies with regard to safety, drug abuse, homelessness, crime, etc., have caused the City of San Francisco to be one of the slowest cities in the country to fully recover from the COVID-19 pandemic. Additionally, since San Francisco is a top-heavy tech company city, the “remote work” initiatives have caused a slowdown in business travel and in person meetings. Prior to the COVID-19 pandemic, our Hotel enjoyed most of its revenues from business travel, conventions, self-contained groups, etc., and post pandemic, most revenues are generated from leisure travel which is generally at a lower guest room rate. For the three months ended September 30, 2024 our net cash provided by operating activities was $2,958,000. We have taken several steps to preserve capital and increase liquidity at our Hotel, including implementing strict cost management measures to eliminate non-essential expenses, renegotiating certain reoccurring expenses, and temporarily closing certain Hotel services and outlets. As the hospitality and travel environment continues to slowly recover in San Francisco, we will continue to evaluate what services the Company will bring back. During the three months ended September 30, 2024, the Company continued to make capital improvements to the Hotel in the amount of $268,000.

The Company had cash and cash equivalents of $4,839,000 and $3,511,000 as of September 30, 2024 and June 30, 2024, respectively. The Company had restricted cash of $2,049,000 and $1,264,000 as of September 30, 2024 and June 30, 2024, respectively. The Company had marketable securities of $207,000 and $209,000 as of September 30, 2024,and June 30, 2024, respectively. These marketable securities are short-term investments and liquid in nature.

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 31, 2023. On December 16, 2020, the Partnership and InterGroup entered into a loan modification agreement which increased the Partnership’s borrowing from InterGroup as needed up to $10,000,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. Upon the dissolution of the Partnership in December 2021, Portsmouth assumed the Partnership’s note payable to InterGroup in the amount of $11,350,000. In July 2023, the note maturity date was extended to July 31, 2025 and the borrowing amount available was increased to $20,000,000. The Company agreed to a 0.5% loan extension and modification fee payable to InterGroup. In March 2024, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing amount to $30,000,000. Portsmouth agreed to a 0.5% loan modification fee for the increased borrowing of $10,000,000 payable to InterGroup. As of June 30, 2024 the balance of the loan was $26,493,000 net of loan amortization costs of zero. As of September 30, 2024 the balance of the loan was $26,493,000 and the Company has not made any paid-downs to its note payable to InterGroup. The Company could amend its by-laws and increase the number of authorized shares to issue additional shares to raise capital in the public markets if needed.

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

The following table provides a summary as of September 30, 2024, of the Company’s material financial obligations which also includes interest payments:

		9 Months	Year	Year	Year	Year
	Total	2025	2026	2027	2028	2029	Thereafter
Mortgage notes payable	$100,886,000	$100,886,000	$-	$-	$-	$-	$-
Related party notes payable	26,493,000	-	26,493,000	-	-	-	-
Other notes payable	2,404,000	425,000	567,000	463,000	317,000	317,000	315,000
Interest	5,234,000	4,962,000	272,000	-	-	-	-
Total	$135,017,000	$106,273,000	$27,332,000	$463,000	$317,000	$317,000	$315,000

NOTE 3 – REVENUE

The following table present our revenues disaggregated by revenue streams.

For the three months ended September 30,	2024	2023
Hotel revenues:
Hotel rooms	$10,110,000	$9,561,000
Food and beverage	733,000	627,000
Garage	875,000	825,000
Other operating departments	102,000	80,000
Total hotel revenue	$11,820,000	$11,093,000

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

Contract Assets and Liabilities

The Company does not have any material contract assets as of September 30, 2024 and June 30, 2024, other than trade and other receivables, net on our condensed consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

The Company records contract liabilities when cash payments are received or due in advance of guests staying at our Hotel, which are presented within accounts payable and other liabilities on our condensed consolidated balance sheets and had a balance of $370,000 at July 1, 2024. During the three months ended September 30, 2024 decreased to $337,000 as contract liabilities as advance for guests. The decrease was driven by advance for services performed after June 30, 2024. Contract liabilities increased to $448,000 as of September 30, 2023 from $290,000 as of June 30, 2023.

Contract Costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers are less than one year.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in Hotel consisted of the following as of:

		Accumulated	Net Book
September 30, 2024	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Finance lease ROU assets	1,805,000	(1,574,000)	231,000
Furniture and equipment	39,419,000	(31,864,000)	7,555,000
Building and improvements	59,928,000	(34,408,000)	25,520,000
Investment in Hotel, net	$102,276,000	$(67,846,000)	$34,430,000

		Accumulated	Net Book
June 30, 2024	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Finance lease ROU assets	1,805,000	(1,521,000)	284,000
Furniture and equipment	40,310,000	(31,396,000)	8,914,000
Building and improvements	58,769,000	(34,026,000)	24,743,000
Investment in Hotel, net	$102,008,000	$(66,943,000)	$35,065,000

Finance lease ROU assets, furniture and equipment are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 3 to 7 years and amortized over the life of the lease. Building and improvements are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 15 to 39 years. Depreciation expense for the three months ended September 30, 2024 and 2023 are $903,000 and $821,000, respectively.

NOTE 5 - INVESTMENT IN MARKETABLE SECURITIES, NET

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also invested in income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

As of September 30, 2024, and June 30, 2024, all the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Gain	Fair Value

As of September 30, 2024
Corporate
Equities	$154,000	$76,000	$(23,000)	$53,000	$207,000

As of June 30, 2024
Corporate
Equities	$207,000	$38,000	$(36,000)	$2,000	$209,000

Net gain (loss) on marketable securities on the condensed consolidated statements of operations is comprised of realized and unrealized losses. Below is the breakdown of the two components for the three months ended September 30, 2024 and 2023, respectively.

For the three months ended September 30,	2024	2023
Realized loss on marketable securities, net	$(10,000)	$-
Unrealized gain (loss) on marketable securities, net	51,000	(88,000)
Net gain (loss) on marketable securities	$41,000	$(88,000)

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

The assets measured at fair value on a recurring basis are as follows:

	September 30, 2024	June 30, 2024
As of	Total - Level 1	Total - Level 1
Assets:
Investment in marketable securities:
REITs and real estate companies	$200,000	$202,000
Basic materials	7,000	7,000
	$207,000	$209,000

The fair values of investments in marketable securities are determined by the most recently traded price of each security at the condensed consolidated balance sheet date.

NOTE 7 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	September 30,	June 30,
As of	2024	2024
Cash and cash equivalents	$4,839,000	$3,511,000
Restricted cash	2,049,000	1,264,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$6,888,000	$4,775,000

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

Information below represents reporting segments for the three months ended September 30, 2024 and 2023, respectively. Segment loss from Hotel operations consists of the operation of the Hotel and operation of the garage. Loss from investments consists of net investment gain (loss), dividend and interest income and investment related expenses.

For the three months	Hotel	Investment
ended September 30, 2024	Operations	Transactions	Corporate	Total
Revenues	$11,820,000	$-	$-	$11,820,000
Segment operating expenses	(8,792,000)	-	(355,000)	(9,147,000)
Segment income (loss)	3,028,000	-	(355,000)	2,673,000
Interest expense - mortgage	(2,824,000)	-	-	(2,824,000)
Interest expense - related party	(824,000)	-	-	(824,000)
Depreciation and amortization expense	(903,000)	-	-	(903,000)
Income from investments	-	7,000	-	7,000
Income tax expense	-	-	(1,000)	(1,000)
Net (loss) income	$(1,523,000)	$7,000	$(356,000)	$(1,872,000)
Total assets	$42,244,000	$207,000	$387,000	$42,838,000

As of and for the three months	Hotel	Investment
ended September 30, 2023	Operations	Transactions	Corporate	Total
Revenues	$11,093,000	$-	$-	$11,093,000
Segment operating expenses	(9,281,000)	-	(319,000)	(9,600,000)
Segment income (loss)	1,812,000	-	(319,000)	1,493,000
Interest expense - mortgage	(1,606,000)	-	-	(1,606,000)
Interest expense - related party	(502,000)	-	-	(502,000)
Depreciation and amortization expense	(821,000)	-	-	(821,000)
Loss from investments	-	(123,000)	-	(123,000)
Income tax expense	-	-	(1,000)	(1,000)
Net loss	$(1,117,000)	$(123,000)	$(320,000)	$(1,560,000)
Total assets	$42,187,000	$271,000	$313,000	$42,771,000

NOTE 9 - RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of related party and other notes payable as of September 30, 2024 and June 30, 2024, respectively:

As of	September 30, 2024	June 30, 2024
Related party note payable - InterGroup	$26,493,000	$26,493,000
Other note payable - Hilton	1,821,000	1,742,000
Other note payable - Aimbridge	583,000	646,000
Total related party and other notes payable	$28,897,000	$28,881,000

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 31, 2023. On December 16, 2020, the Partnership and InterGroup entered into a loan modification agreement which increased the Partnership’s borrowing from InterGroup as needed up to $10,000,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. Upon the dissolution of the Partnership in December 2021, Portsmouth assumed the Partnership’s note payable to InterGroup in the amount of $11,350,000. In July 2023, the note maturity date was extended to July 31, 2025 and the borrowing amount available was increased to $20,000,000. The Company agreed to a 0.5% loan extension and modification fee payable to InterGroup. In March 2024, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing amount to $30,000,000. Portsmouth agreed to a 0.5% loan modification fee for the increased borrowing of $10,000,000 payable to InterGroup. As of June 30, 2024 the balance of the loan was $26,493,000 net of loan amortization costs of zero. As of September 30, 2024 the balance of the loan was $26,493,000 and the Company has not made any paid-downs to its note payable to InterGroup.

Note payable to Hilton (Franchisor) is a self-exhausting, interest free development incentive note which is reduced by approximately $317,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton.

On February 1, 2017, Operating entered into an HMA with Ambridge to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Ambridge to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second anniversary of the takeover date. During the first quarter of fiscal year 2021, the Hotel obtained approval from Ambridge to use the key money for Hotel operations and the funds were exhausted by December 31, 2020. The unamortized portion of $583,000 and $646,000 of the key money is included in the related party notes payable in the condensed consolidated balance sheets as of September 30, 2024 and June 30, 2024, respectively.

Future minimum principal payments for all related party and other financing transactions are as follows:

For the year ending June 30,
2025 (9 months)	$425,000
2026	27,060,000
2027	463,000
2028	317,000
2029	317,000
Thereafter	315,000
$28,897,000

As of September 30, 2024 and June 30, 2024, the Company had accounts payable to related party of $13,178,000 and $11,515,000, respectively. These are amounts due to InterGroup and represent accrued interests and certain shared costs and expenses, primarily general and administrative expenses, rent, insurance, and other expenses.

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December 2013. The mortgage loan is secured by the Company’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due through January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period and matured on January 1, 2024. Outstanding principal balance on the loan was $76,386,000 and $76,962,000 as of September 30, 2024 and June 30, 2024, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by Portsmouth in favor of the mortgage lender. On April 29, 2024, U.S. Bank National Association and other lenders (“Lender”) entered into a Forbearance Agreement (the “Mortgage Loan Forbearance Agreement”), all capitalized terms are used in this paragraph as defined in this agreement with Operating. Assuming no Termination Event occurs, Lender agrees to not take any action with respect to the loan facility set forth therein prior to January 1, 2025. During the Forbearance Period, Operating shall make all regularly scheduled payments to the Lender. The Mortgage Loan Forbearance Agreement also contains amended terms as to financial covenants and a 10% principal paydown in the amount of $8,589,706.44 to be applied by the Lender upon execution of the Mortgage Loan Forbearance Agreement. Retroactive to January 1, 2024, Operating is required to accrue an additional 4% default interest, due and payable to Lender at the new maturity or loan prepayment. In addition, Operating paid 1% forbearance fee or $858,971 to Lender upon execution of the Forbearance Agreement.

The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan had an interest rate of 9.75% per annum and matured on January 1, 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender. On July 31, 2019, Mezzanine refinanced the mezzanine loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan which had a 9.75% per annum interest rate was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matured on January 1, 2024. Interest only payments are due monthly. On April 29, 2024, CRED REIT HOLDCO LLC (“Mezz Lender”) entered into a Forbearance Agreement (the “Mezz Forbearance Agreement”), all capitalized terms in this paragraph are used as defined in the Mezz Forbearance Agreement) with Mezzanine, an indirect subsidiary of the Company. Assuming no termination event occurs, Mezz Lender agrees to not take any action with respect to the loan facility set forth therein prior to January 1, 2025. The Mezz Lender also has advanced $4.5 million for payment of the 10% principal paydown with respect to the Mortgage Loan Forbearance Agreement (defined below). Retroactive to January 1, 2024, Mezzanine will be required to accrue an additional 4% default interest and a 1% forbearance fee or $245,000. During the Forbearance Period, no payments will be due to the Mezz Lender until the new maturity date or loan prepayment. Both forbearance agreements also contain customary and usual terms, events of default, transaction fees, and representations and warranties and covenants for like transactions.

Effective May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain certain net worth and liquidity. As of September 30, 2024, InterGroup is in compliance with both requirements. Justice Operating Company, LLC has not been meeting certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lockbox by the Lender for all cash collected by the Hotel. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR.

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

NOTE 10 – ACCOUNTS PAYABLE AND OTHER LIABILITIES

The following summarizes the balances of accounts payable and other liabilities as of September 30, 2024 and June 30, 2024, respectively:

As of	September 30, 2024	June 30, 2024
Trade payable	$2,451,000	$2,384,000
Advance deposits	337,000	383,000
Property tax payable	527,000	-
Payroll and related accruals	3,436,000	3,129,000
Mortgage interest payable	5,099,000	3,651,000
Withholding and other taxes payable	1,553,000	1,382,000
Franchise fees	2,022,000	1,418,000
Management fees payable	1,436,000	2,688,000
Other payables	238,000	198,000
Total accounts payable and other liabilities	$17,099,000	$15,233,000

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date that the accompanying condensed consolidated financial statements were issued, and has determined that no material subsequent events exist through the date of this filing that require adjustment to or disclosure in the condensed consolidated financial statements.

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

Such statements are subject to certain risks and uncertainties. These risks and uncertainties include, but are not limited to, the following: national and worldwide economic conditions, including the impact of recessionary conditions on tourism, travel and the lodging industry; the impact of terrorism and war on the national and international economies, including tourism, securities markets, energy and fuel costs; natural disasters; general economic conditions and competition in the hotel industry in the San Francisco area; seasonality, labor relations and labor disruptions; actual and threatened pandemics such as swine flu or the outbreak of COVID-19 or similar outbreaks; the ability to obtain financing at favorable interest rates and terms; securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024. These risks and uncertainties could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

The Company had net loss of $1,872,000 for the three months ended September 30, 2024 compared to net loss of $1,560,000 for the three months ended September 30, 2023. The increase is primarily attributable to the increased mortgage interest expense from the 4% default additional interest rate on the senior and mezzanine loans as provided in the Forbearance Agreement entered into with its senior and mezzanine lenders retroactive to January 1, 2024, and an increase in related party accrued interest expense due to a higher balance due to InterGroup.

Hotel Operations

The Company had net loss from Hotel operations of $1,523,000 for the three months ended September 30, 2024 compared to net loss of $1,117,000 for the three months ended September 30, 2023. The change is primarily attributable to increase in mortgage interest expense from 4% default additional interest rate and increase in operating expenses.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended September 30, 2024 and 2023.

For the three months ended September 30,	2024	2023
Hotel revenues:
Hotel rooms	$10,110,000	$9,561,000
Food and beverage	733,000	627,000
Garage	875,000	825,000
Other operating departments	102,000	80,000
Total hotel revenues	11,820,000	11,093,000
Operating expenses excluding depreciation and amortization	(8,792,000)	(9,281,000)
Operating income before interest, depreciation and amortization	3,028,000	1,812,000
Interest expense - mortgage	(2,824,000)	(1,606,000)
Interest expense - related party	(824,000)	(502,000)
Depreciation and amortization expense	(903,000)	(821,000)
Net loss from Hotel operations	$(1,523,000)	$(1,117,000)

For the three months ended September 30, 2024, the Hotel had operating income of $3,028,000 before interest expense, depreciation, and amortization on total operating revenues of $11,820,000. For the three months ended September 30, 2023, the Hotel had operating income of $1,812,000 before interest expense, depreciation, and amortization on total operating revenues of $11,093,000.

For the three months ended September 30, 2024, room revenue increased by $549,000 and food and beverage revenue increased by $106,000 compared to the three months ended September 30, 2023. Total operating expenses decreased by $489,000 due to general and administrative expenses.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the three months ended September 30, 2024 and 2023.

Three Months Ended September 30,	Average Daily Rate	Average Occupancy %	RevPAR

2024	$210	96%	$202
2023	$218	88%	$191

The Hotel’s revenues increased by 6.5% this quarter compared to the previous comparable quarter. Average daily rate decreased by $8, average occupancy increased by 8.0%, and RevPar increased by $11 for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Investment Transactions

The Company had a net gain on marketable securities of $41,000 for the three months ended September 30, 2024 compared to a net loss on marketable securities of $88,000 for the three months ended September 30, 2023. For the three months ended September 30, 2024, the Company unrealized gain of $51,000 and realized loss of $10,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company consolidated Justice (“Hotel”) for financial reporting purposes and was not taxed on its non-controlling interest in the Hotel. However, effective July 15, 2021, the Company become the owner of 100% of Justice and will include all the Hotel’s income and expense accounts into its income taxes calculations going forward. The income tax expense during the three months ended September 30, 2024 and 2023 represent the income tax effect on the Company’s pretax loss which includes the operations of the Hotel.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of September 30, 2024 and June 30, 2024 by selected industry groups.

		% of Total
As of September 30, 2024		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$200,000	96.6%
Basic materials	7,000	3.4%
	$207,000	100.0%

		% of Total
As of June 30, 2024		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	202,000	96.7%
Basic materials	7,000	3.3%
	$209,000	100.0%

As of September 30, 2024, the Company’s investment portfolio includes two equity positions. The Company holds one equity security that is more than 10% of the equity value of the portfolio. The largest security position represents 97% of the portfolio and consists of the common stock of American Realty Investors, Inc. (NYSE: ARL) and is included in REITS and real estate companies industry group.

As of June 30, 2024, the Company held three different equity positions in its investment portfolio. The Company held two equity securities that comprised more than 10% of the equity value of the portfolio. The largest security position represents 77% of the portfolio and consists of the common stock of American Realty Investors, Inc. (NYSE: ARL) and is included in REITS and real estate companies industry group.

The following table shows the net loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended September 30,	2024	2023
Net gain (loss) on marketable securities	$41,000	$(88,000)
Dividend and interest income	4,000	3,000
Margin interest expense	-	(10,000)
Trading and management expenses	(38,000)	(28,000)
	$7,000	$(123,000)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL SOURCES

The Company had cash, cash equivalents and restricted cash of $6,888,000 and $4,775,000 as of September 30, 2024 and June 30, 2024, respectively. The Company had marketable securities, net of margin due to securities brokers, of $207,000 and $209,000 as of September 30, 2024 and June 30, 2024, respectively. These marketable securities are short-term investments and liquid in nature.

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 31, 2023. On December 16, 2020, the Partnership and InterGroup entered into a loan modification agreement which increased the Partnership’s borrowing from InterGroup as needed up to $10,000,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. Upon the dissolution of the Partnership in December 2021, Portsmouth assumed the Partnership’s note payable to InterGroup in the amount of $11,350,000. In July 2023, the note maturity date was extended to July 31, 2025 and the borrowing amount available was increased to $20,000,000. The Company agreed to a 0.5% loan extension and modification fee payable to InterGroup. In March 2024, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing amount to $30,000,000. Portsmouth agreed to a 0.5% loan modification fee for the increased borrowing of $10,000,000 payable to InterGroup. As of June 30, 2024 the balance of the loan was $26,493,000 net of loan amortization costs of zero. As of September 30, 2024 the balance of the loan was $26,493,000 and the Company has not made any paid-downs to its note payable to InterGroup.

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

Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in Note 9 – Related Party and Other Financing Transactions, as of September 30, 2024, the outstanding balance consists of a senior mortgage loan and mezzanine loan totaling $100,546,000 net of debt issuance costs $340,000. Both loans matured on January 1, 2024, in addition, the Company has recurring losses and has an accumulated deficit of $118,974,000, which includes a $64,100,000 increase adjustment made in December 2013 a s a result of the partnership redemption.

Due to these factors and the uncertainty around the Company’s ability to successfully refinance the debt on favorable terms in the current lending environment gives rise to substantial doubt about the Company’s ability to continue as a going concern for one year after the financial statement issuance date.

On January 4, 2024, the Company was made aware of a notice of default (the “Notice”) issued by its senior loan special servicer LNR Partners, LLC to Justice Operating Company, LLC which is the wholly owned subsidiary of Portsmouth. The Notice states that the lender has rights as a result of such defaults, including, but not limited to, acceleration of the loans, foreclosure on collateral and other rights and remedies under the loan documents and otherwise available under the law. On January 10, 2024, the Company filed the required Form 8-K with the Securities and Exchange Commission. During the entire life of the outstanding debt, the Company has made all mortgage payments timely as of the date of maturity and as of September 30, 2024, there were no delinquent amounts due to the senior or mezzanine lenders. On April 29, 2024, the Company entered into forbearance agreements with its senior and mezzanine lenders which establishes, among other customary terms, the new maturity date of January 1, 2025. While the Company successfully entered into the aforementioned forbearance agreements, we continue our efforts to place a longer-term refinancing solution to its current senior mortgage and mezzanine debt with potential lenders. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all.

As of September 30, 2024, the Hotel has completed its full guest-rooms renovation over the last 2 years along with public space, fitness center, corridors, and meeting space. The Hotel has begun to feel the impact of the renovation when it comes to average rate and RevPAR growth since its completion. The Hotel continues to improve with the relocation of the business center into a meeting room and the space being converted to a lounge area for guests in the lobby. On September 5, 2024, the Hotel received its annual Quality Assurance inspection from Hilton and received the highest score at least in the Hotel’s last decade at 94.45% which is an “Outstanding” ranking by Hilton.

For the quarter ending September 30, 2024, the hotel achieved a RevPAR index of 145% while increasing the ADR index to 90%. The Hotel’s year-to-date RevPAR index is 118%. For the quarter ending September 30, 2024, the Hotel gained RevPAR year over year by 5.7% while its Comp Set was -18.5%. The renovation has allowed the Hotel to be more competitive in a recovering market and push rates when demand allows it. The Financial District hotels continue to outperform the market with the area showing positive year-over-year RevPAR growth compared to the rest of the greater San Francisco market showing declines.

The condensed consolidated financial statements do not include any adjustments to the carrying amounts of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of September 30, 2024, the Company’s material financial obligations which also includes interest payments:

		9 Months	Year	Year	Year	Year
	Total	2025	2026	2027	2028	2029	Thereafter
Mortgage notes payable	$100,886,000	$100,886,000	$-	$-	$-	$-	$-
Related party notes payable	26,493,000	-	26,493,000	-	-	-	-
Other notes payable	2,404,000	425,000	567,000	463,000	317,000	317,000	315,000
Interest	5,234,000	4,962,000	272,000	-	-	-	-
Total	$135,017,000	$106,273,000	$27,332,000	$463,000	$317,000	$317,000	$315,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the portrayal of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an ongoing basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the nine months ended September 30, 2024.

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

HOTEL ASSETS AND DEFINITE-LIVED INTANGIBLE ASSETS

We evaluate property and equipment, and definite-lived intangible assets for impairment quarterly, and when events or circumstances indicate the carrying value may not be recoverable, we evaluate the net book value of the assets by comparing to the projected undiscounted cash flows of the assets. We use judgment to determine whether indications of impairment exist and consider our knowledge of the hospitality industry, historical experience, location of the property, market conditions, and property-specific information available at the time of the assessment. The results of our analysis could vary from period to period depending on how our judgment is applied and the facts and circumstances available at the time of the analysis. When an indicator of impairment exists, judgment is also required in determining the assumptions and estimates to use within the recoverability analysis and when calculating the fair value of the asset or asset group, if applicable. Changes in economic and operating conditions impacting the judgments used could result in impairments to our long-lived assets in future periods. Historically, changes in estimates used in the property and equipment and definite-lived intangible assets impairment assessment process have not resulted in material impairment charges in subsequent periods as a result of changes made to those estimates. There were no indicators of impairment on its hotel investments or intangible assets and accordingly no impairment losses recorded during the three months ended September 30, 2024 and 2023, respectively.

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

PORTSMOUTH SQUARE, INC.
(Registrant)

Date:	November 13, 2024	by	/s/ John V. Winfield
John V. Winfield
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2024	by	/s/ Ann Marie Blair
Ann Marie Blair
Treasurer and Controller
(Principal Financial Officer)

- 24 -