Form 10-Q
period 2024-12-31
PORTSMOUTH SQUARE INC
filed 2025-02-14
CIK 79661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

The number of shares outstanding of registrant’s Common Stock, as of February 14, 2025 was 734,187.

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NONE	NONE	NONE

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of	December 31, 2024
	(unaudited)	June 30, 2024
ASSETS
Investment in Hotel, net	$33,898,000	$35,065,000
Investment in marketable securities	138,000	209,000
Cash and cash equivalents	3,106,000	3,511,000
Restricted cash	987,000	1,264,000
Accounts receivable, net	321,000	519,000
Other assets, net	1,196,000	834,000
Total assets	$39,646,000	$41,402,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities - Hotel	$16,098,000	$13,756,000
Accounts payable and other liabilities	387,000	1,477,000
Accounts payable to related party	13,905,000	11,515,000
Related party notes payable	27,622,000	26,493,000
Other notes payable	2,263,000	2,388,000
Mortgage notes payable, net	100,289,000	100,783,000
Total liabilities	160,564,000	156,412,000

Shareholders’ deficit:
Common stock, no par value: Authorized shares - 750,000; 734,187 shares issued and outstanding shares as of December 31, 2024 and June 30, 2024, respectively	2,092,000	2,092,000
Accumulated deficit	(123,010,000)	(117,102,000)
Total shareholders’ deficit	(120,918,000)	(115,010,000)

Total liabilities and shareholders’ deficit	$39,646,000	$41,402,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the three months ended December 31,	2024	2023

Revenue - Hotel	$9,965,000	$10,225,000

Costs and operating expenses
Hotel operating expenses	(9,055,000)	(9,405,000)
Hotel depreciation and amortization expense	(878,000)	(841,000)
General and administrative expense	(296,000)	(434,000)

Total costs and operating expenses	(10,229,000)	(10,680,000)

Loss from operations	(264,000)	(455,000)

Other income (expense)
Interest expense - mortgage	(2,845,000)	(1,599,000)
Interest expense - related party	(857,000)	(525,000)
Net (loss) gain on marketable securities	(33,000)	54,000
Dividend and interest income	3,000	3,000
Trading and margin interest expense	(40,000)	(44,000)

Total other expense, net	(3,772,000)	(2,111,000)

Loss before income taxes	(4,036,000)	(2,566,000)
Income tax (expense) benefit	-	-

Net loss	$(4,036,000)	$(2,566,000)

Basic and diluted net loss per share	$(5.50)	$(3.50)

Weighted average number of common shares outstanding - basic and diluted	734,187	734,187

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the six months ended December 31,	2024	2023

Revenue - Hotel	$21,785,000	$21,318,000

Costs and operating expenses
Hotel operating expenses	(17,847,000)	(18,686,000)
Hotel depreciation and amortization expense	(1,781,000)	(1,662,000)
General and administrative expense	(651,000)	(753,000)

Total costs and operating expenses	(20,279,000)	(21,101,000)

Income from operations	1,506,000	217,000

Other income (expense)
Interest expense - mortgage	(5,669,000)	(3,205,000)
Interest expense - related party	(1,681,000)	(1,027,000)
Net gain (loss) on marketable securities	8,000	(34,000)
Dividend and interest income	7,000	6,000
Trading and margin interest expense	(78,000)	(82,000)

Total other expense, net	(7,413,000)	(4,342,000)

Loss before income taxes	(5,907,000)	(4,125,000)
Income tax expense	(1,000)	(1,000)

Net loss	$(5,908,000)	$(4,126,000)

Basic and diluted net loss per share	$(8.05)	$(5.62)

Weighted average number of common shares outstanding-basic and diluted	734,187	734,187

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

				Total
	Common Stock		Accumulated	Shareholders’
	Shares	Amount	Deficit	Deficit

Balance at July 1, 2024	734,187	$2,092,000	$(117,102,000)	$(115,010,000)

Net loss	-	-	(1,872,000)	(1,872,000)

Balance at September 30, 2024	734,187	2,092,000	(118,974,000)	(116,882,000)

Net loss	-	-	(4,036,000)	(4,036,000)

Balance at December 31, 2024	734,187	$2,092,000	$(123,010,000)	$(120,918,000)

				Total
	Common Stock		Accumulated	Shareholders’
	Shares	Amount	Deficit	Deficit

Balance at July 1, 2023	734,187	$2,092,000	$(105,727,000)	$(103,635,000)

Net loss	-	-	(1,560,000)	(1,560,000)

Balance at September 30, 2023	734,187	2,092,000	(107,287,000)	(105,195,000)

Net loss	-	-	(2,566,000)	(2,566,000)

Balance at December 31, 2023	734,187	$2,092,000	$(109,853,000)	$(107,761,000)

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the six months ended December 31,	2024	2023
Cash flows from operating activities:
Net loss	$(5,908,000)	$(4,126,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Net unrealized loss on marketable securities	6,000	34,000
Depreciation and amortization	1,781,000	1,662,000
Amortization of loan costs	680,000	122,000
Amortization of other notes payable	(125,000)	(283,000)
Changes in operating assets and liabilities:
Investment in marketable securities	65,000	-
Accounts receivable	198,000	(28,000)
Other assets	(362,000)	(244,000)
Accounts payable and other liabilities - Hotel	2,342,000	269,000
Accounts payable and other liabilities	(1,090,000)	53,000
Accounts payable related party	2,390,000	1,958,000
Net cash used in operating activities	(23,000)	(583,000)

Cash flows from investing activities:
Payments for hotel furniture, equipment and building improvements	(614,000)	(1,919,000)
Net cash used in investing activities	(614,000)	(1,919,000)

Cash flows from financing activities:
Proceeds from related party note payable	1,129,000	2,500,000
Payments of mortgage notes payable	(1,174,000)	(736,000)
Net cash (used in) provided by financing activities	(45,000)	1,764,000

Net decrease in cash, cash equivalents, and restricted cash	(682,000)	(738,000)
Cash, cash equivalents, and restricted cash at the beginning of the period	4,775,000	5,206,000
Cash, cash equivalents, and restricted cash at the end of the period	$4,093,000	$4,468,000

Supplemental information:
Interest paid	$2,051,000	$3,205,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

The unaudited condensed consolidated financial statements include the accounts of our wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the six months ended December 31, 2024 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2025.

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

Operating entered into a hotel management agreement (“HMA”) with Aimbridge Hospitality (“Aimbridge”) to manage the Hotel, along with its five-level parking garage, with an effective date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on February 3, 2017 date and automatically renews for successive one (1) year periods, not to exceed five years in the aggregate, subject to certain conditions. Under the terms of the HMA, base management fee payable to Aimbridge shall be one and seven-tenths percent (1.70%) of total Hotel revenue. In addition to the base management fee, Aimbridge shall be entitled to an annual incentive fee for each fiscal year equal to ten percent (10%) of the amount by which Gross Operating Profit in the current fiscal year exceeds the previous fiscal year’s Gross Operating Profit.

However, the Company, after discussions with Aimbridge regarding a dispute in connection with the validity of the incentive fees as they relate directly to the COVID-19 pandemic, the Company and Aimbridge agreed that there were no incentive fees due to Aimbridge as the year-over-year improvement resulted of the recovery from the pandemic. Therefore, Aimbridge agreed to waive $1,030,134 that was previously recorded and agreed to establish a performance threshold of $15,257,301 earnings before interest, tax, depreciation, and amortization (“EBITDA”) that would be otherwise payable with respect to fiscal years 2019 through 2023. The waiver reduction was made as of September 30, 2024.

As of December 31, 2024, The InterGroup Corporation (“InterGroup”), a public company, owns approximately 75.8% of the outstanding common shares of Portsmouth and the Company’s Chairman of the Board and Chief Executive Officer, John V. Winfield, owns approximately 2.5% of the outstanding common shares of the Company. Mr. Winfield also serves as the President, Chairman of the Board and Chief Executive Officer of InterGroup and has beneficial ownership of approximately 70.1% of the outstanding common shares of InterGroup as of December 31, 2024.

There have been no material changes to the Company’s significant accounting policies during the six months ended December 31, 2024. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 for a summary of the significant accounting policies.

Recently Issued and Adopted Accounting Pronouncements

Our Annual Report on Form 10-K for the year ended June 30, 2024, filed with the SEC on September 30, 2024, contains a discussion on the recently issued accounting pronouncements. As of December 31, 2024, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on the Company’s condensed consolidated financial statements.

Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. However, as of December 31, 2024, certain factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance of these financial statements.

As disclosed in Note 9 – Related Party and Other Financing Transactions, the Company has a senior mortgage loan and a mezzanine loan totaling $100,289,000, which matured on January 1, 2024. On January 3, 2024, the Company received a Notice of Default from the senior loan special servicer, LNR Partners, LLC, and on January 14, 2024, a Notice of Default from the mezzanine lender, CRED Reit Holdco LLC, regarding the matured loans. These notices grant the lenders various rights and remedies, including but not limited to acceleration of the debt and foreclosure on collateral.

To address the maturity issue, on April 29, 2024, the Company entered into forbearance agreements with both its senior and mezzanine lenders, extending the maturity date to January 1, 2025, while actively pursuing long-term refinancing solutions. However, on January 3, 2025, the Company received a Notice of Termination from the senior loan special servicer, citing a termination event due to the Company’s failure to fully repay the debt by the forbearance expiration date. As a result, the forbearance agreement was terminated, allowing the lender to immediately exercise all rights and remedies, including acceleration of the loan and foreclosure on the collateral. Similarly, on January 14, 2025, the mezzanine lender issued a Notice of Default, stating that the forbearance had expired and that it, too, was entitled to exercise all available legal and contractual remedies.

Despite these challenges, the Company has made significant progress toward refinancing its existing debt. On January 21, 2025, the Company executed a non-binding term sheet with Prime Finance to refinance the senior mortgage loan and received and accepted new terms from its current mezzanine lender, CRED Reit Holdco LLC. The Company is in advanced discussions with both lenders and believes that, based on the progress of negotiations, refinancing will be successfully completed by March 2025. While no absolute assurance can be provided, the Company remains highly focused on finalizing the transaction. Additionally, it is in discussions with its existing lenders regarding a potential extension of the current debt terms, should more time be required.

Throughout the term of the debt, the Company has consistently made all required mortgage payments on time, and as of December 31, 2024, there were no delinquent amounts due under either the senior or mezzanine loans. Operationally, the Company has successfully completed major renovations over the past two years, upgrading all guest rooms, public spaces, fitness center, corridors, and meeting spaces. The final phase of the lobby renovation, including the Grab and Go Market, is expected to be completed in the quarter ending March 31, 2025, along with the return of 14 additional guest rooms to active inventory.

While the Company remains on track to complete the refinancing, failure to close the transaction as expected, secure alternative financing, or obtain an extension of current loan terms could materially impact the Company’s ability to meet its obligations. As a result, substantial doubt remains regarding the Company’s ability to continue as a going concern for one year following the issuance of these financial statements.

The condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

NOTE 2 - LIQUIDITY

Historically, our cash flows have been primarily generated from our Hotel operations. However, the current state of affairs of the City of San Francisco, its political challenges as well as the way its local government’s policies with regard to safety, drug abuse, homelessness, crime, etc., have caused the City of San Francisco to be one of the slowest cities in the country to fully recover from the COVID-19 pandemic. Additionally, since San Francisco is a top-heavy tech company city, the “remote work” initiatives have caused a slowdown in business travel and in person meetings. Prior to the COVID-19 pandemic, our Hotel enjoyed most of its revenues from business travel, conventions, self-contained groups, etc., and post pandemic, most revenues are generated from leisure travel which is generally at a lower guest room rate. For the six months ended December 31, 2024 our net cash used in operating activities was $23,000. We have taken several steps to preserve capital and increase liquidity at our Hotel, including implementing strict cost management measures to eliminate non-essential expenses, renegotiating certain reoccurring expenses, and temporarily closing certain Hotel services and outlets. As the hospitality and travel environment continues to slowly recover in San Francisco, we will continue to evaluate what services the Company will bring back. During the six months ended December 31, 2024, the Company continued to make capital improvements to the Hotel in the amount of $614,000.

The Company had cash and cash equivalents of $3,106,000 and $3,511,000 as of December 31, 2024 and June 30, 2024, respectively. The Company had restricted cash of $987,000 and $1,264,000 as of December 31, 2024 and June 30, 2024, respectively. The Company had marketable securities, net of margin due to securities brokers, of $138,000 and $209,000 as of December 31, 2024 and June 30, 2024, respectively. These marketable securities are short-term investments and liquid in nature.

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 31, 2023. On December 16, 2020, the Partnership and InterGroup entered into a loan modification agreement which increased the Partnership’s borrowing from InterGroup as needed up to $10,000,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. Upon the dissolution of the Partnership in December 2021, Portsmouth assumed the Partnership’s note payable to InterGroup in the amount of $11,350,000. In July 2023, the note maturity date was extended to July 31, 2025 and the borrowing amount available was increased to $20,000,000. The Company agreed to a 0.5% loan extension and modification fee payable to InterGroup. In March 2024, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing amount to $30,000,000. Portsmouth agreed to a 0.5% loan modification fee for the increased borrowing of $10,000,000 payable to InterGroup. As of June 30, 2024, the balance of the loan was $26,493,000 net of loan amortization costs of zero. As of December 31, 2024, the balance of the loan was $27,622,000 and the Company has not made any paid-downs to its note payable to InterGroup. The Company could amend its bylaws and increase the number of authorized shares to issue additional shares to raise capital in the public markets if needed.

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

The following table provides a summary as of December 31, 2024, the Company’s material financial obligations which also includes interest payments:

		6 Months	Year	Year	Year	Year
	Total	2025	2026	2027	2028	2029	Thereafter
Mortgage notes payable	$100,289,000	$100,289,000	$-	$-	$-	$-	$-
Hilton/Aimbridge other notes payable	2,263,000	283,000	567,000	463,000	317,000	317,000	316,000
Related party notes payable	27,622,000	-	27,622,000	-	-	-	-
Interest related party notes payable	7,616,000	1,702,000	5,914,000	-	-	-	-
Interest mortgage notes payable	6,592,000	6,592,000	-	-	-	-	-
Total	$144,382,000	$108,866,000	$34,103,000	$463,000	$317,000	$317,000	$316,000

NOTE 3 – REVENUE

The following table presents our revenues disaggregated by revenue streams:

For the three months ended December 31,	2024	2023
Hotel revenues:
Hotel rooms	$8,401,000	$8,403,000
Food and beverage	654,000	972,000
Garage	780,000	708,000
Other operating departments	130,000	142,000
Total Hotel revenue	$9,965,000	$10,225,000

For the six months ended December 31,	2024	2023
Hotel revenues:
Hotel rooms	$18,511,000	$17,964,000
Food and beverage	1,387,000	1,599,000
Garage	1,655,000	1,533,000
Other operating departments	232,000	222,000
Total Hotel revenue	$21,785,000	$21,318,000

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

Contract Assets and Liabilities

The Company does not have any material contract assets as of December 31, 2024 and June 30, 2024, other than trade and other receivables, net on our condensed consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

The Company records contract liabilities when cash payments are received or due in advance of guests staying at our Hotel, which are presented within accounts payable and other liabilities - Hotel on our condensed consolidated balance sheets and had a balance of $370,000 at July 1, 2024. Contract liabilities increased to $462,000 as of December 31, 2024. The increase was driven by advance for services performed after December 31, 2024. Contract liabilities decreased to $203,000 as of December 31, 2023 from $290,000 as of June 30, 2023.

Contract Costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers are less than one year.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in Hotel consisted of the following as of:

		Accumulated	Net Book
December 31, 2024	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Finance lease ROU assets	1,805,000	(1,605,000)	200,000
Furniture and equipment	39,581,000	(32,326,000)	7,255,000
Building and improvements	60,112,000	(34,793,000)	25,319,000
Investment in Hotel, net	$102,622,000	$(68,724,000)	$33,898,000

		Accumulated	Net Book
June 30, 2024	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Finance lease ROU assets	1,805,000	(1,521,000)	284,000
Furniture and equipment	40,310,000	(31,396,000)	8,914,000
Building and improvements	58,769,000	(34,026,000)	24,743,000
Investment in Hotel, net	$102,008,000	$(66,943,000)	$35,065,000

Finance lease ROU assets, furniture and equipment are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 3 to 7 years and amortized over the life of the lease. Building and improvements are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 15 to 39 years. Depreciation expense for the six months ended December 31, 2024 and 2023 was $1,781,000 and $1,662,000, respectively.

NOTE 5 - INVESTMENT IN MARKETABLE SECURITIES, NET

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

As of December 31, 2024, and June 30, 2024, all the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized (Loss) Gain	Fair Value
As of December 31, 2024
Corporate
Equities	$142,000	$20,000	$(24,000)	$(4,000)	$138,000

As of June 30, 2024
Corporate
Equities	$207,000	$38,000	$(36,000)	$2,000	$209,000

Net (loss) gain on marketable securities on the condensed consolidated statements of operations is comprised of realized and unrealized gains (losses). Below is the composition of net gains (losses) on marketable securities for the three and six months ended December 31, 2024 and 2023, respectively:

For the three months ended December 31,	2024	2023
Realized gain on marketable securities, net	$24,000	$-
Unrealized (loss) gain on marketable securities, net	(57,000)	54,000
Net (loss) gain on marketable securities	$(33,000)	$54,000

For the six months ended December 31,	2024	2023
Realized gain on marketable securities, net	$14,000	$-
Unrealized loss on marketable securities, net	(6,000)	(34,000)
Net gain (loss) on marketable securities	$8,000	$(34,000)

NOTE 6 - FAIR VALUE MEASUREMENTS

The carrying values of the Company’s financial instruments not required to be carried at fair value on a recurring basis approximate fair value due to their short maturities (i.e., accounts receivable, other assets, accounts payable and other liabilities) or the nature and terms of the obligation (i.e., other notes payable and mortgage notes payable).

The assets measured at fair value on a recurring basis are as follows:

As of	December 31, 2024	June 30, 2024
	Total - Level 1	Total - Level 1
Assets:
Investment in marketable securities:
REITs and real estate companies	$132,000	$202,000
Basic materials	6,000	7,000
	$138,000	$209,000

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

NOTE 7 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

As of	December 31, 2024	June 30, 2024

Cash and cash equivalents	$3,106,000	$3,511,000
Restricted cash	987,000	1,264,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$4,093,000	$4,775,000

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

Information below represents reporting segments for the three and six months ended December 31, 2024 and 2023, respectively. Operating income from Hotel operations consists of the operation of the hotel and operation of the garage. Loss from investment transactions consist of net investment gain (loss), dividend and interest income and trading and margin interest expense. The other segment consists of corporate general and administrative expenses and the income tax benefit for the entire Company.

As of and for the three months	Hotel	Investment
ended December 31, 2024	Operations	Transactions	Corporate	Total
Revenues	$9,965,000	$-	$-	$9,965,000
Segment operating expenses	(9,055,000)	-	(296,000)	(9,351,000)
Segment income (loss)	910,000	-	(296,000)	614,000
Interest expense - mortgage	(2,845,000)	-	-	(2,845,000)
Interest expense - related party	(857,000)	-	-	(857,000)
Depreciation and amortization expense	(878,000)	-	-	(878,000)
Loss from investments	-	(70,000)	-	(70,000)
Net loss	$(3,670,000)	$(70,000)	$(296,000)	$(4,036,000)
Total assets	$38,991,000	$138,000	$517,000	$39,646,000

As of and for the three months	Hotel	Investment
ended December 31, 2023	Operations	Transactions	Corporate	Total
Revenues	$10,225,000	$-	$-	$10,225,000
Segment operating expenses	(9,405,000)	-	(434,000)	(9,839,000)
Segment icome (loss)	820,000	-	(434,000)	386,000
Interest expense - mortgage	(1,599,000)	-	-	(1,599,000)
Interest expense - related party	(525,000)	-		(525,000)
Depreciation and amortization expense	(841,000)	-	-	(841,000)
Income from investments		13,000	-	13,000
Net (loss) income	$(2,145,000)	$13,000	$(434,000)	$(2,566,000)
Total assets	$40,209,000	$325,000	$323,000	$40,857,000

As of and for the six months	Hotel	Investment
ended December 31, 2024	Operations	Transactions	Corporate	Total
Revenues	$21,785,000	$-	$-	$21,785,000
Segment operating expenses	(17,847,000)	-	(651,000)	(18,498,000)
Segment income (loss)	3,938,000	-	(651,000)	3,287,000
Interest expense - mortgage	(5,669,000)	-	-	(5,669,000)
Interest expense - related party	(1,681,000)	-	-	(1,681,000)
Depreciation and amortization expense	(1,781,000)	-	-	(1,781,000)
Loss from investments	-	(63,000)	-	(63,000)
Income tax expense	-	-	(1,000)	(1,000)
Net loss	$(5,193,000)	$(63,000)	$(652,000)	$(5,908,000)
Total assets	$38,991,000	$138,000	$517,000	$39,646,000

As of and for the six months	Hotel	Investment
ended December 31, 2023	Operations	Transactions	Corporate	Total
Revenues	$21,318,000	$-	$-	$21,318,000
Segment operating expenses	(18,686,000)	-	(753,000)	(19,439,000)
Segment income (loss)	2,632,000	-	(753,000)	1,879,000
Interest expense - mortgage	(3,205,000)	-	-	(3,205,000)
Interest expense - related party	(1,027,000)	-	-	(1,027,000)
Depreciation and amortization expense	(1,662,000)	-	-	(1,662,000)
Loss from investments	-	(110,000)	-	(110,000)
Income tax expense	-	-	(1,000)	(1,000)
Net loss	$(3,262,000)	$(110,000)	$(754,000)	$(4,126,000)
Total assets	$40,209,000	$325,000	$323,000	$40,857,000

NOTE 9 - RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of related party and other notes payable as of December 31, 2024 and June 30, 2024, respectively:

As of	December 31, 2024	June 30, 2024
Related party note payable - InterGroup	$27,622,000	$26,493,000
Other note payable - Hilton	1,742,000	1,742,000
Other note payable - Aimbridge	521,000	646,000
Total related party and other notes payable	$29,885,000	$28,881,000

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 31, 2023. On December 16, 2020, the Partnership and InterGroup entered into a loan modification agreement which increased the Partnership’s borrowing from InterGroup as needed up to $10,000,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. Upon the dissolution of the Partnership in December 2021, Portsmouth assumed the Partnership’s note payable to InterGroup in the amount of $11,350,000. In July 2023, the note maturity date was extended to July 31, 2025 and the borrowing amount available was increased to $20,000,000. The Company agreed to a 0.5% loan extension and modification fee payable to InterGroup. In March 2024, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing amount to $30,000,000. Portsmouth agreed to a 0.5% loan modification fee for the increased borrowing of $10,000,000 payable to InterGroup. As of June 30, 2024, the balance of the loan was $26,493,000 net of loan amortization costs of zero. As of December 31, 2024, the balance of the loan was $27,622,000 and the Company has not made any paid-downs to its note payable to InterGroup. The Company could amend its bylaws and increase the number of authorized shares to issue additional shares to raise capital in the public markets if needed.

Note payable to Hilton (Franchisor) is a self-exhausting, interest free development incentive note which is reduced by approximately $317,000 annually through 2030 by Hilton if the Company is still a Franchisee with Hilton.

On February 1, 2017, Operating entered into an HMA with Ambridge to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Ambridge to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second anniversary of the takeover date. The unamortized portion of $521,000 and $646,000 of the key money is included in the other notes payable in the condensed consolidated balance sheets as of December 31, 2024 and June 30, 2024, respectively.

Future minimum principal payments for all related party and other financing transactions are as follows:

For the year ending June 30,
2025 (6 months)	$283,000
2026	28,189,000
2027	463,000
2028	317,000
2029	317,000
Thereafter	316,000
$29,885,000

As of December 31, 2024 and June 30, 2024, the Company had accounts payable to related party of $13,905,000 and $11,515,000, respectively. These are amounts due to InterGroup and represent accrued interests and certain shared costs and expenses, primarily general and administrative expenses, rent, insurance, and other expenses.

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December 2013. The mortgage loan is secured by the Company’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due through January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period and matured on January 1, 2024. Outstanding principal balance on the loan was $75,789,000 and $76,962,000 as of December 31, 2024 and June 30, 2024, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by Portsmouth in favor of the mortgage lender. On April 29, 2024, U.S. Bank National Association and other lenders (“Lender”) entered into a Forbearance Agreement (the “Mortgage Loan Forbearance Agreement”). Assuming no Termination Event occurs, Lender agreed to not take any action with respect to the loan facility set forth therein prior to January 1, 2025. During the Forbearance Period, Operating made all regularly scheduled payments to the Lender. The Mortgage Loan Forbearance Agreement also contained amended terms as to financial covenants and a 10% principal paydown in the amount of $8,589,706.44 to be applied by the Lender upon execution of the Mortgage Loan Forbearance Agreement. Retroactive to January 1, 2024, Operating is required to accrue an additional 4% default interest, due and payable to Lender at the new maturity or loan prepayment. In addition, Operating paid 1% forbearance fee or $858,971 to Lender upon execution of the Forbearance Agreement. On January 3, 2025, the Company received a Notice of Termination from the senior loan special servicer, citing a termination event due to the Company’s failure to fully repay the debt by the forbearance expiration date. On January 21, 2025, the Company entered into a non-binding Term Sheet with Prime Finance (“Prime”) to refinance the senior mortgage loan. The Company is in advanced discussions with Prime and due diligence is taking place and believes that, based on the progress of negotiations, refinancing will be successfully completed by March 2025. While no absolute assurance can be provided, the Company remains highly focused on finalizing the transaction. Additionally, it is in discussions with its existing lenders regarding a potential extension of the current debt terms, should more time be required.

The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan had an interest rate of 9.75% per annum and matured on January 1, 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender. On July 31, 2019, Mezzanine refinanced the mezzanine loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan which had a 9.75% per annum interest rate was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matured on January 1, 2024. Interest only payments are due monthly. On April 29, 2024, CRED REIT HOLDCO LLC (“Mezz Lender”) entered into a Forbearance Agreement (the “Mezz Forbearance Agreement”), all capitalized terms in this paragraph are used as defined in the Mezz Forbearance Agreement) with Mezzanine, an indirect subsidiary of the Company. Assuming no termination event occurs, Mezz Lender agreed to not take any action with respect to the loan facility set forth therein prior to January 1, 2025. The Mezz Lender also has advanced $4.5 million for payment of the 10% principal paydown with respect to the Mortgage Loan Forbearance Agreement (defined below). Retroactive to January 1, 2024, Mezzanine will be required to accrue an additional 4% default interest and a 1% forbearance fee or $245,000. During the Forbearance Period, no payments were made to the Mezz Lender until the new maturity date or loan prepayment. Both forbearance agreements also contained customary and usual terms, events of default, transaction fees, and representations and warranties and covenants for like transactions. On January 14, 2025, the mezzanine lender issued a Notice of Default, stating that the forbearance had expired and that it, too, was entitled to exercise all available legal and contractual remedies. However, on January 21, 2025, the Mezz Lender submitted a summary of terms and conditions describing the terms and conditions in which the Mezz Lender would entertain a new mezzanine loan. Such terms and conditions were accepted by the Company, but are subject to change subject to satisfaction of due diligence, approval of investment committee by Mezz Lender and execution of loan agreements. The Company is diligently working with Prime and Mezz Lender in order to complete the refinancing by March 2025 and while no absolute assurance can be provided, the Company remains highly focused on finalizing the transaction.

Effective May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain certain net worth and liquidity. As of December 31, 2024, InterGroup is in compliance with both requirements. Operating has not been meeting certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lockbox by the Lender for all cash collected by the Hotel. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR.

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

NOTE 10 – ACCOUNTS PAYABLE AND OTHER LIABILITIES

The following summarizes the balances of accounts payable and other liabilities as of December 31, 2024 and June 30, 2024, respectively:

As of	December 31, 2024	June 30, 2024

Trade payable	$1,752,000	$2,384,000
Advance deposits	504,000	383,000
Payroll and related accruals	3,309,000	3,129,000
Mortgage interest payable	6,592,000	3,651,000
Withholding and other taxes payable	1,263,000	1,382,000
Franchise fees	1,820,000	1,418,000
Other payables	282,000	198,000
Management fees payable	963,000	2,688,000
Total accounts payable and other liabilities	$16,485,000	$15,233,000

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date that the accompanying condensed consolidated financial statements were issued, and has determined that no material subsequent events exist through the date of this filing that require adjustment to or disclosure in the condensed consolidated financial statements, other than as disclosed below.

On January 3, 2025, the Company received a Notice of Termination (the “Notice”) from the senior loan special servicer, LNR Partners and on January 14, 2025, a Notice of Default from the mezzanine lender, CRED Reit Holdco LLC. On January 10, 2025, the Company filed the required Form 8-K with the Securities and Exchange Commission. On January 21, 2025 the Company entered into a non-binding term-sheet with PRIME Finance and with CRED Reit Holdco LLC, to refinance the Company’s senior and mezzanine loans.

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

Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023

The Company had net loss of $4,036,000 for the three months ended December 31, 2024 compared to net loss of $2,566,000 for the three months ended December 31, 2023.

Hotel Operations

The Company had net loss from Hotel operations of $3,670,000 for the three months ended December 31, 2024 compared to net loss of $2,145,000 for the three months ended December 31, 2023. The change is primarily attributable to increase in mortgage interest expense from 4% default additional interest rate.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended December 31, 2024 and 2023:

For the three months ended December 31,	2024	2023
Hotel revenues:
Hotel rooms	$8,401,000	$8,403,000
Food and beverage	654,000	972,000
Garage	780,000	708,000
Other operating departments	130,000	142,000
Total hotel revenues	9,965,000	10,225,000
Operating expenses excluding depreciation and amortization	(9,055,000)	(9,405,000)
Operating income before interest, depreciation and amortization	910,000	820,000
Interest expense - mortgages	(2,845,000)	(1,599,000)
Interest expense - related party	(857,000)	(525,000)
Depreciation and amortization expense	(878,000)	(841,000)
Net loss from Hotel operations	$(3,670,000)	$(2,145,000)

For the three months ended December 31, 2024, the Hotel had operating income of $910,000 before interest expense, depreciation, and amortization on total operating revenues of $9,965,000 compared to operating income of $820,000 before interest expense, depreciation, and amortization on total operating revenues of $10,225,000 for the three months ended December 31, 2023.

For the three months ended December 31, 2024, room revenues decreased by $2,000, food and beverage revenue decreased by $318,000 and garage increased by $72,000 compared to the three months ended December 31, 2023. Total operating expenses decreased by $350,000 due to general and administrative expenses. The year-over-year decrease in food and beverage is a result of less self-contained groups that utilize banquet spaces. Improved parking revenues are a result of price increases year-over-year.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the three months ended December 31, 2024 and 2023:

Three Months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPAR
2024	$190	88%	$168
2023	$207	81%	$168

The Hotel’s revenues were flat this quarter as compared to the previous comparable quarter. Average daily rate decreased by $17, average occupancy increased by 7%, and RevPAR was flat the three months ended December 31, 2024 compared to the three months ended December 31, 2023.

Investment Transactions

The Company had a net loss on marketable securities of $33,000 for the three months ended December 31, 2024 compared to a net gain on marketable securities of $54,000 for the three months ended December 31, 2023. For the three months ended December 31, 2024, the Company had net realized gain of $24,000 and net unrealized loss of $57,000. For the three months ended December 31, 2023, the Company had a net unrealized gain of $54,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company consolidated Justice (“Hotel”) for financial reporting purposes and was not taxed on its non-controlling interest in the Hotel. However, effective July 15, 2021, the Company become the owner of 100% of Justice and will include all the Hotel’s income and expense accounts into its income taxes calculations going forward. The income tax expense during the three months ended December 31, 2024 and 2023 represent the income tax effect on the Company’s pretax loss which includes the operations of the Hotel.

Six Months Ended December 31, 2024 Compared to Six Months Ended December 31, 2023

The Company had net loss of $5,908,000 for the six months ended December 31, 2024 compared to net loss of $4,126,000 for the six months ended December 31, 2023. The change is primarily attributable to increase in mortgage interest expense from 4% default additional interest rate.

Hotel Operations

The Company had net loss from Hotel operations of $5,193,000 for the six months ended December 31, 2024 compared to net loss of $3,262,000 for the six months ended December 31, 2023. The change is primarily attributable to increase in mortgage interest expense from 4% default additional interest rate.

The following table sets forth a more detailed presentation of Hotel operations for the six months ended December 31, 2024 and 2023:

For the six months ended December 31,	2024	2023
Hotel revenues:
Hotel rooms	$18,511,000	$17,964,000
Food and beverage	1,387,000	1,599,000
Garage	1,655,000	1,533,000
Other operating departments	232,000	222,000
Total Hotel revenues	21,785,000	21,318,000
Operating expenses excluding depreciation and amortization	(17,847,000)	(18,686,000)
Operating income before interest, depreciation and amortization	3,938,000	2,632,000
Interest expense - mortgages	(5,669,000)	(3,205,000)
Interest expense - related party	(1,681,000)	(1,027,000)
Depreciation and amortization expense	(1,781,000)	(1,662,000)
Net loss from Hotel operations	$(5,193,000)	$(3,262,000)

For the six months ended December 31, 2024, the Hotel had operating income of $3,938,000 before interest expense, depreciation, and amortization on total operating revenues of $21,785,000 compared to operating income of $2,632,000 before interest expense, depreciation, and amortization on total operating revenues of $21,318,000 for the six months ended December 31, 2023.

For the six months ended December 31, 2024, room revenues increased by $547,000, food and beverage revenue decreased by $212,000, garage revenue increased by $122,000 compared to the six months ended December 31, 2023. Total operating expenses decreased by $839,000 due to general and administrative expenses. The year-over-year increase in room revenue due to completion of the renovation. Food and beverage is a result of less self-contained groups that utilize banquet spaces. Improved parking revenues are a result of price increases year-over-year.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the six months ended December 31, 2024 and 2023.

Six Months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPAR
2024	$200	92%	$184
2023	$212	84%	$180

The Hotel’s revenues increased by 2% for the six months ended December 31, 2024 as compared to the six months ended December 31, 2023. Average daily rate decreased by $12, average occupancy increased by 8%, and RevPAR increased by $4 for the six months ended December 31, 2024 compared to the six months ended December 31, 2023.

Investment Transactions

The Company had a net gain on marketable securities of $8,000 for the six months ended December 31, 2024 compared to a net loss on marketable securities of $34,000 for the six months ended December 31, 2023. For the six months ended December 31, 2024, the Company had a net realized gain of $14,000 and a net unrealized loss of $6,000. For the six months ended December 31, 2023, the Company had a net unrealized gain of $34,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

Effective July 15, 2021, the Company become the owner of 100% of Justice and will includes all the Hotel’s income and expense accounts into its income taxes calculations from that date. The income tax expense during the six months ended December 31, 2024 and 2023 was $1,000 and $1,000, represent the income tax effect on the Company’s pretax loss which includes the operations of the Hotel.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of December 31, 2024 and June 30, 2024 by selected industry groups.

		% of Total
As of December 31, 2024		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$132,000	95.7%
Basic materials	6,000	4.3%
	$138,000	100.0%

		% of Total
As of June 30, 2024		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	202,000	96.7%
Basic materials	7,000	3.3%
	$209,000	100.0%

As of December 31, 2024, the Company’s investment portfolio includes two equity positions. The Company holds one equity security that is more than 10% of the equity value of the portfolio. The largest security position represents 96% of the portfolio and consists of the common stock of American Realty Investors, Inc. (NYSE: ARL) and is included in REITS and real estate companies industry group.

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

The following table shows the net gain (loss) on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended December 31,	2024	2023
Net (loss) gain on marketable securities	$(33,000)	$54,000
Dividend and interest income	3,000	3,000
Trading and management expenses	(40,000)	(44,000)
	$(70,000)	$13,000

For the six months ended December 31,	2024	2023
Net gain (loss) on marketable securities	$8,000	$(34,000)
Dividend and interest income	7,000	6,000
Trading and management expenses	(78,000)	(82,000)
	$(63,000)	$(110,000)

FINANCIAL CONDITION AND LIQUIDITY

The Company had cash, cash equivalents and restricted cash of $4,093,000 and $4,775,000 as of December 31, 2024 and June 30, 2024, respectively. The Company had marketable securities, net of margin due to securities brokers, of $138,000 and $209,000 as of December 31, 2024 and June 30, 2024, respectively. These marketable securities are short-term investments and liquid in nature.

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 31, 2023. On December 16, 2020, the Partnership and InterGroup entered into a loan modification agreement which increased the Partnership’s borrowing from InterGroup as needed up to $10,000,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. Upon the dissolution of the Partnership in December 2021, Portsmouth assumed the Partnership’s note payable to InterGroup in the amount of $11,350,000. In July 2023, the note maturity date was extended to July 31, 2025 and the borrowing amount available was increased to $20,000,000. The Company agreed to a 0.5% loan extension and modification fee payable to InterGroup. In March 2024, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing amount to $30,000,000. Portsmouth agreed to a 0.5% loan modification fee for the increased borrowing of $10,000,000 payable to InterGroup. As of June 30, 2024, the balance of the loan was $26,493,000 net of loan amortization costs of zero. As of December 31, 2024, the balance of the loan was $27,622,000 and the Company has not made any paid-downs to its note payable to InterGroup. The Company could amend its bylaws and increase the number of authorized shares to issue additional shares to raise capital in the public markets if needed.

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

Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. However, as of December 31, 2024, certain factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance of these financial statements.

As disclosed in Note 9 – Related Party and Other Financing Transactions, the Company has a senior mortgage loan and a mezzanine loan totaling $100,289,000, which matured on January 1, 2024. On January 3, 2024, the Company received a Notice of Default from the senior loan special servicer, LNR Partners, LLC, and on January 14, 2024, a Notice of Default from the mezzanine lender, CRED Reit Holdco LLC, regarding the matured loans. These notices grant the lenders various rights and remedies, including but not limited to acceleration of the debt and foreclosure on collateral.

To address the maturity issue, on April 29, 2024, the Company entered into forbearance agreements with both its senior and mezzanine lenders, extending the maturity date to January 1, 2025, while actively pursuing long-term refinancing solutions. However, on January 3, 2025, the Company received a Notice of Termination from the senior loan special servicer, citing a termination event due to the Company’s failure to fully repay the debt by the forbearance expiration date. As a result, the forbearance agreement was terminated, allowing the lender to immediately exercise all rights and remedies, including acceleration of the loan and foreclosure on the collateral. Similarly, on January 14, 2025, the mezzanine lender issued a Notice of Default, stating that the forbearance had expired and that it, too, was entitled to exercise all available legal and contractual remedies.

Despite these challenges, the Company has made significant progress toward refinancing its existing debt. On January 21, 2025, the Company executed a non-binding term sheet with Prime Finance to refinance the senior mortgage loan and received and accepted new terms from its current mezzanine lender, CRED Reit Holdco LLC. The Company is in advanced discussions with both lenders and believes that, based on the progress of negotiations, refinancing will be successfully completed by March 2025. While no absolute assurance can be provided, the Company remains highly focused on finalizing the transaction. Additionally, it is in discussions with its existing lenders regarding a potential extension of the current debt terms, should more time be required.

Throughout the term of the debt, the Company has consistently made all required mortgage payments on time, and as of December 31, 2024, there were no delinquent amounts due under either the senior or mezzanine loans. Operationally, the Company has successfully completed major renovations over the past two years, upgrading all guest rooms, public spaces, fitness center, corridors, and meeting spaces. The final phase of the lobby renovation, including the Grab and Go Market, is expected to be completed in the quarter ending March 31, 2025, along with the return of 14 additional guest rooms to active inventory.

While the Company remains on track to complete the refinancing, failure to close the transaction as expected, secure alternative financing, or obtain an extension of current loan terms could materially impact the Company’s ability to meet its obligations. As a result, substantial doubt remains regarding the Company’s ability to continue as a going concern for one year following the issuance of these financial statements.

The condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no material off balance sheet arrangements.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of December 31, 2024, the Company’s material financial obligations which also including interest payments:

		6 Months	Year	Year	Year	Year
	Total	2025	2026	2027	2028	2029	Thereafter
Mortgage notes payable	$100,289,000	$100,289,000	$-	$-	$-	$-	$-
Hilton/Aimbridge other notes payable	2,263,000	283,000	567,000	463,000	317,000	317,000	316,000
Related party notes payable	27,622,000	-	27,622,000	-	-	-	-
Interest related party notes payable	7,616,000	1,702,000	5,914,000	-	-	-	-
Interest mortgage notes payable	6,592,000	6,592,000	-	-	-	-	-
Total	$144,382,000	$108,866,000	$34,103,000	$463,000	$317,000	$317,000	$316,000

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting estimates are those that are most significant to the portrayal of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an ongoing basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies or methods or assumptions during the six months ended December 31, 2024.

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

HOTEL ASSETS AND DEFINITE-LIVED INTANGIBLE ASSETS

We evaluate property and equipment, and definite-lived intangible assets for impairment quarterly, and when events or circumstances indicate the carrying value may not be recoverable, we evaluate the net book value of the assets by comparing to the projected undiscounted cash flows of the assets. We use judgment to determine whether indications of impairment exist and consider our knowledge of the hospitality industry, historical experience, location of the property, market conditions, and property-specific information available at the time of the assessment. The results of our analysis could vary from period to period depending on how our judgment is applied and the facts and circumstances available at the time of the analysis. When an indicator of impairment exists, judgment is also required in determining the assumptions and estimates to use within the recoverability analysis and when calculating the fair value of the asset or asset group, if applicable. Changes in economic and operating conditions impacting the judgments used could result in impairments to our long-lived assets in future periods. Historically, changes in estimates used in the property and equipment and definite-lived intangible assets impairment assessment process have not resulted in material impairment charges in subsequent periods as a result of changes made to those estimates. There were no indicators of impairment on its hotel investments or intangible assets and accordingly no impairment losses recorded during the six months ended December 31, 2024 and 2023, respectively.

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

PART II

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Portsmouth Square, Inc., through its operating company Justice Investors Operating Company, LLC, a Delaware limited liability company (the “Company”), is the owner of the real property located at 750 Kearny Street in San Francisco, currently improved with a 27 – story building which houses a Hilton Hotel (the “Property”). The Property was purchased and improved pursuant to the terms of a series of agreements with the City and County of San Francisco (the “City”) in the early 1970’s. The terms of the agreements and subsequent approvals and permits included a condition by which the Company was required to construct an ornamental overhead pedestrian bridge across Kearny Street, connecting the Property to a nearby City park and underground parking garage known as Portsmouth Square (the “Bridge”). Included in the approval process was the City’s issuance of a Major Encroachment Permit (“Permit”) allowing the Bridge to span over Kearney Street. As of May 24, 2022, the City has purported to revoke the Permit and on June 13, 2022, has directed the Company to submit a general bridge removal and restoration plan (the “Plan”) at the Company’s expense. The Company disputes the legality of the purported revocation of the Permit. The Company further disputes the existence of any legal or contractual obligation to remove the Bridge at its expense. In particular, representatives of the Company participated in meetings with the City on and at various times after August 1, 2019, to discuss a collaborative process for the possible removal of the Bridge. Until the purported revocation of the Permit in 2022, the City representatives repeatedly and consistently promised and agreed that the City will pay for the associated costs of any Bridge removal. Nevertheless, without waiving any rights, in an effort to understand all of the available options, and to provide a response to the City’s directives, the Company has engaged a Project Manager, a structural engineering firm and an architect to advise on the development of a Plan for the Bridge removal, as well as the reconstruction of the front of the Hilton Hotel. The Company has been working cooperatively with the City on the process for removal of the Bridge and its related physical encroachments, including obtaining regulatory approvals and permits. The Company is currently in discussion with the City regarding both the process and financial responsibility for the implementation of the Plan and reconstruction of the impacted portions of the Hotel. Those discussions are expected to continue at least through the first quarter of 2025. A final Plan is currently not expected to be completed and approved until the Spring of 2025, and permits are unlikely to be obtained until the Summer of 2025 at the earliest.

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

PORTSMOUTH SQUARE, INC.
(Registrant)

Date: February 14, 2025	by	/s/ John V. Winfield
John V. Winfield
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2025	by	/s/ Ann Marie Blair
Ann Marie Blair
Treasurer and Controller
(Principal Financial Officer)

-26-