Form 10-K
period 2025-06-30
PORTSMOUTH SQUARE INC
filed 2025-09-30
CIK 79661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

☐ Yes ☒ No

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the Common Stock, no par value, held by non-affiliates computed by reference to the closing price reported on the last day of registrant’s second quarter December 31, 2024 was $278,000.

The number of shares outstanding of registrant’s Common Stock, as of September 29, 2025 was 734,187.

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, including anticipated repayment of certain of the Company’s indebtedness, our expected future business and financial condition, the effects of competition, potential changes in laws regulations, or government policy applicable to our operations, and other non-historical statements, the impact from macroeconomic factors (including inflation, increases in interest rates, slowing economic growth or potential recessionary conditions, and geopolitical conflicts). Forward-looking statements include all statements that are not historical facts, and in some cases, can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events.

All such forward-looking statements are based on current expectations of management and therefore involve estimates and assumptions that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, forecasted, or implied in these statements. You should not place undue reliance on any forward-looking statements, and we urge investors to carefully review the disclosures we make concerning risks and uncertainties in Item 1A: “Risk Factors” in this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

The risk factors discussed in Item 1A: “Risk Factors” could cause our results to differ materially from those expressed in forward-looking statements. Additional risks and uncertainties, including those not currently known to us or that we presently consider immaterial, may also cause actual results to differ materially from those expressed or implied in forward-looking statements.

Other factors that may cause actual results to differ materially from current expectations include, but are not limited to:

●	risks associated with the lodging industry, including competition, increases in wages, labor relations, energy and fuel costs, pandemics or public health crises (whether actual or perceived), acts of terrorism and downturns in domestic and international economic and market conditions, particularly in the San Francisco Bay area;

●	risks associated with the real estate industry, including changes in real estate and zoning laws or regulations, increases in real property taxes, rising insurance premiums, and increased costs or liabilities related to environmental, health, and safety laws, climate change regulations, and other governmental requirements;

●	the availability and terms of financing and capital and the general volatility of securities markets;

●	increases in interest rates, or sustained periods of higher interest rate environments;
●	changes in the competitive environment in the hotel industry;

●	economic volatility and significant or prolonged economic slowdowns;

●	risks related to natural disasters, extreme weather events, or other climate-related impacts;

●	inflationary or hyperinflationary pressures;

●	Litigation, regulatory proceedings, or governmental investigations; and

●	other risk factors discussed below in this Report.

Many of the risk factors described above should be read in conjunction with the cautionary statement regarding forward-looking statements contained in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the ‘Forward-looking Statements’ section of this Annual Report on Form 10-K.

PART I

Item 1. Business.

GENERAL

Portsmouth Square, Inc. (referred to as “Portsmouth” or the “Company” and may also be referred to as “we” “us” or “our”) is a California corporation, incorporated on July 6, 1967, originally formed to acquire a hotel property in San Francisco, California through a California limited partnership, Justice Investors Limited Partnership (“Justice” or the “Partnership”). As of June 30, 2025, approximately 75.9% of the outstanding common stock of Portsmouth was owned by The InterGroup Corporation (“InterGroup”), a public company (NASDAQ: INTG). As of June 30, 2025, the Company’s Chairman of the Board and Chief Executive Officer, John V. Winfield, owns approximately 2.5% of the outstanding common shares of the Company. Mr. Winfield also serves as the President, Chairman of the Board and Chief Executive Officer of InterGroup and owns approximately 70.1% of the outstanding common shares of InterGroup as of June 30, 2025. The concentration of ownership by InterGroup and certain officers and directors may result in significant influence over Company decisions, as discussed in Item 1A – Risk Factors.

Portsmouth’s primary business has historically been conducted through its general and limited partnership interest in Justice Investors Limited Partnership, a California limited partnership (“Justice” or the “Partnership”). Effective July 15, 2021, Portsmouth completed the purchase of 100% of the limited partnership interest of Justice through the acquisition of the remaining 0.7% non-controlling interest. Effective December 23, 2021, the Partnership was dissolved. The financial statements of Justice were consolidated with those of the Company.

Prior to its dissolution effective December 23, 2021, Justice owned and operated a 544-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five-level underground parking garage through its subsidiaries Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”). Mezzanine was a wholly owned subsidiary of the Partnership; Operating is a wholly owned subsidiary of Mezzanine. Effective December 23, 2021, Portsmouth replaced Justice as the single member of Mezzanine. Mezzanine is the borrower under certain mezzanine indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is a full-service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (“Hilton”) through January 31, 2030. The franchise agreement requires the hotel to meet certain brand standards and capital improvement requirements, noncompliance with which could have an adverse impact on operations, as discussed in Item 1A – Risk Factors.

In connection with the refinancing of the Hotel on March 28, 2025, the Company formed Justice Pledgor, LLC, a Delaware limited liability company (“Pledgor”), which became the sole member of Operating. Mezzanine is the sole member of Pledgor. The refinancing transaction resulted in an increase in our leverage of approximately $1 million and subjects us to additional covenants and payment obligations, which are described in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

HILTON HOTELS FRANCHISE LICENSE AGREEMENT

The Partnership entered into a Franchise License Agreement (the “License Agreement”) with the HLT Existing Franchise Holding LLC (“Hilton”) on December 10, 2004. The term of the License Agreement was for an initial period of fifteen years commencing on the date the Hotel began operating as a Hilton hotel, with an option to extend it for another five years, subject to certain conditions. On June 26, 2015, Operating and Hilton entered into an amended franchise agreement that, among other things, extended the License Agreement through 2030, and provided Justice with certain key money cash incentives to be earned through 2030. The License Agreement requires the hotel to maintain specific brand standards and periodic renovations, noncompliance with which could result in penalties, termination of the agreement, or loss of the Hilton brand, as discussed in Item 1A – Risk Factors.

HOTEL MANAGEMENT COMPANY AGREEMENT

Operating entered into a hotel management agreement (“HMA”) with Aimbridge Hospitality (“Aimbridge”) to manage the Hotel, along with its five-level parking garage, with an effective date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing February 3, 2017 and automatically renews for successive one (1) year periods, not to exceed five years in the aggregate, subject to certain conditions. Under the terms on the HMA, base management fee (“Basic Fee”) payable to Aimbridge shall be one and seven-tenths percent (1.70%) of total Hotel revenue. In addition to the Basic Fee, Aimbridge shall be entitled to an annual incentive fee for each fiscal year equal to ten percent (10%) of the amount by which Gross Operating Profit in the current fiscal year exceeds the previous fiscal year’s Gross Operating Profit.

For the fiscal years ended June 30, 2025 and 2024, hotel management fees were $783,000 and $706,000, and incentive fees of $0, respectively, offset by key money amortization of $250,000 for both years and are included in Hotel operating expenses in the consolidated statements of operations. However, following discussions with Aimbridge regarding the impact of the COVID-19 pandemic on incentive fee eligibility, the parties agreed that no incentive fees were payable for fiscal years 2019 through 2023. Specifically, Aimbridge agreed to waive $1,030,134 in previously recorded incentive fees, and both parties established a performance threshold for future incentive fee eligibility of $15,257,301 in earnings before interest, taxes, depreciation, and amortization (“EBITDA”) which was the EBITDA in 2017 when Aimbridge began managing the Hotel. As a result, the Company recorded a reduction in Hotel operating expenses of $1,030,134 for the year ended June 30, 2025. The loss or replacement of the hotel management company, or a failure by Aimbridge to meet performance benchmarks, could have a material adverse impact on hotel operations, as discussed in Item 1A – Risk Factors.

CHINESE CULTURE FOUNDATION LEASE

In November 1967, Justice entered into a 50-year nominal rent lease (the “Lease”) with the Chinese Culture Foundation of San Francisco (the “Foundation”) for the third-floor space of the Hotel commonly known as the Chinese Culture Center, which the Foundation had the right to occupy pursuant to the Lease. Among other requirements, the Lease was a condition imposed by the City of San Francisco upon Justice, to convey the real estate where the Hotel would be built.

On March 15, 2005, the Hotel and the Foundation entered an amended lease. The amended lease, among other things, requires the Hotel to pay to the Foundation a monthly event space fee in the amount of $5,000, adjusted annually based on the local Consumer Price Index. As of June 30, 2025, the monthly event space fee was $7,000. The term of the amended lease expired on October 17, 2023, with an automatic extension for another 10-year term if the property continues to be operated as a hotel. Subject to certain conditions as set forth in the amended lease, the Foundation is entitled to reserve for a maximum of 75 days per calendar year for use of the event space. If the Hotel needs the event space during one of the dates previously reserved by the Foundation, the Hotel shall pay the Foundation $4,000 per day for using the event space. During the fiscal years ended June 30, 2025 and 2024, the Hotel paid the Foundation $15,000 and $8,000 for such fees, respectively. The terms of this lease, including the reserved use provisions, could limit flexibility for certain hotel functions or events.

MARKETABLE SECURITIES INVESTMENT POLICIES

In addition to its Hotel operations, the Company also invests from time to time in income producing instruments, corporate debt and equity securities, publicly traded investment funds, mortgage-backed securities, securities issued by REITs and other companies which invest primarily in real estate.

The Company’s securities investments are made under the supervision of an Executive Strategic Real Estate and Securities Investment Committee of the Board of Directors (the “Committee”). The Committee currently has three members and is chaired by the Company’s Chairman of the Board and Chief Executive Officer, John V. Winfield. The Committee has delegated authority to manage the portfolio to the Company’s Chairman and Chief Executive Officer together with such assistants and management committees he may engage. The Committee generally follows certain established investment guidelines for the Company’s investments. These guidelines presently include: (i) corporate equity securities should be listed on the New York Stock Exchange (NYSE), NYSE MKT, NYSE Arca or the Nasdaq Stock Market (NASDAQ); (ii) the issuer of the listed securities should be in compliance with the listing standards of the applicable national securities exchange; and (iii) investment in a particular issuer should not exceed 10% of the market value of the total portfolio. The investment guidelines do not require the Company to divest itself of investments, which initially meet these guidelines but subsequently fail to meet one or more of the investment criteria. The Committee has in the past approved non-conforming investments and may in the future approve non-conforming investments. The Committee may modify these guidelines from time to time. Changes in market conditions, interest rates, or liquidity could negatively impact the value or performance of these investments, as discussed in Item 1A – Risk Factors.

The Company may also invest, with the approval of the Committee, in unlisted securities, such as convertible notes, through private placements including private equity investment funds. Those investments in non-marketable securities are carried at cost on the Company’s consolidated balance sheets as part of other investments and reviewed for impairment on a periodic basis.

The Company may utilize margin for its marketable securities purchases using standard margin agreements with national brokerage firms. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky, and the market value of the portfolio may be subject to large fluctuations. Margin balances due on June 30, 2025 and 2024 were $0. The use of margin or other forms of leverage increases exposure to market volatility and could magnify losses.

As Chairman of the Committee and of the Company, John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of the Board of InterGroup and oversees the investment activity of InterGroup. Depending on certain market conditions and various risk factors, the Chief Executive Officer and InterGroup may, at times, invest in the same companies in which the Company invests. Such investments align the interests of the Company with the interests of these related parties because it places the personal resources of the Chief Executive Officer and the resources of InterGroup, at risk in substantially the same manner as the Company in connection with investment decisions made on behalf of the Company. Transactions or investments involving related parties are subject to the Company’s related-party transaction policies and applicable Securities and Exchange Commission disclosure requirements.

Further information with respect to investment in marketable securities and other investments of the Company is set forth in Management Discussion and Analysis of Financial Condition and Results of Operations section and Notes 5 and 6 of the Notes to Consolidated Financial Statements.

SEASONALITY

Historically, the Hotel’s operation has been seasonal under normal circumstances. Like most hotels in the San Francisco area, the Hotel generally maintained high occupancy and room rates during the entire year except for the weeks starting from Thanksgiving to first week of January due to the holiday season. These seasonal patterns can be expected to cause fluctuations in the quarterly revenues of the Hotel. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information regarding the effects on our results of operations. Climate variability or extreme weather events could alter historical seasonal trends and impact occupancy and room rates, as discussed in Item 1A – Risk Factors.

COMPETITION

Our Hotel has successfully completed its full guest-rooms renovation over the last 2 years along with public space, fitness center, corridors, and meeting space. The renovations position the hotel to continue to drive rate and grow RevPAR over the market and its CompSet. The hotel recently received its annual Quality Assurance inspection from Hilton and received the highest score at least in the hotel’s last decade at 96.7% which is an “Outstanding” ranking by Hilton.

During the fiscal year ending June 30, 2025, the Hotel’s CompSet achieved a RevPAR of $172.84 while the Hotel had a RevPAR of $214.66. Since the completion of the renovation in June 2024, the Hotel has increased its lead in RevPAR on the CompSet dramatically, growing RevPAR 23% while the comp set lost 8.3% over the same time.

The Hotel’s location in the San Francisco Financial District historically has provided greater opportunities over its competitors when it comes to developing relationships with the Financial District entities and the customers who regularly do business in the downtown area. With business travel slowly returning to San Francisco post-pandemic, we are competing with hotels in more tourist attracting locations and amenities for the leisure traveler. The ability to capitalize on the strong midweek demand of the individual business traveler to the Financial District has been the focus during this period of strong growth in the market. The city is seeing the return of a stronger convention calendar along with business travel trending positively.

The Hotel is also subject to certain operating risks common to the hospitality industry, which could adversely impact performance, including those set forth in Item 1A- Risk Factors.

These risks include, but are not limited to:

●	Competition for guests and meetings from other hotels including competition and pricing pressure from internet wholesalers and distributors;

●	increases in operating costs, including wages, benefits, insurance, property taxes and energy, due to inflation and other factors, which may not be offset in the future by increased room rates;

●	labor strikes, disruptions or lockouts;

●	dependence on demand from business and leisure travelers, which may fluctuate and is seasonal;

●	increases in energy costs, cost of fuel, airline fares and other expenses related to travel, which may negatively affect traveling;

●	terrorism, terrorism alerts and warnings, wars and other military actions, pandemics or other medical events or warnings which may result in decreases in business and leisure travel;

●	natural disasters; and

●	adverse effects of downturns and recessionary conditions in international, national and/or local economies and market conditions. Other factors such as cybersecurity incidents impacting travel infrastructure, extreme weather events linked to climate changes, or public health crisis could also disrupt travel patterns and negatively affect hotel performance, as discussed in Item 1A- Risk Factors.

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

Although the Phase I assessments and other environmental reports we have reviewed disclose certain conditions on our property and the use of hazardous substances in operation and maintenance activities that could pose a risk of environmental contamination or liability, we are not aware of any environmental liability that we believe would have a material adverse effect on our business, financial position, results of operations or cash flows. Future changes in environmental laws, or the discovery of previously unknown contamination, could result in significant costs or liabilities.

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

EMPLOYEES

As of June 30, 2025, Portsmouth had four full-time employees. The employees of the Company are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

The hotel operations had 187 employees as of June 30, 2025. On February 3, 2017, Aimbridge assumed all labor union agreements as agent for Hotel and Justice, and Justice provides all funding for all payroll and related costs. As of June 30, 2025, approximately 90% of those employees were represented by one of three labor unions, and their terms of employment were determined under various collective bargaining agreements (“CBAs”) to which Aimbridge was a party as agent for Hotel and Justice. CBA for Local 2 (Hotel and Restaurant Employees) will expire on August 13, 2028. CBA for Local 856 (International Brotherhood of Teamsters) will expire on December 31, 2028. CBA for Local 39 (Stationary Engineers) will expire in July 2030.

Negotiation of collective bargaining agreements, which includes not just terms and conditions of employment, but scope and coverage of employees, is a regular and expected course of business operations for the Company and Aimbridge. The Company expects and anticipates that the terms and conditions of CBAs will have an impact on wage and benefit costs, operating expenses, and certain hotel operations during the life of each CBA and incorporates these principles into its operating and budgetary practices. Changes in labor laws, union negotiations, or work stoppages could materially impact hotel operations and cost structures, as discussed in Item 1A – Risk Factors.

ADDITIONAL INFORMATION

The Company files required annual and quarterly reports on Forms 10-K and 10-Q, current reports on Form 8-K and other information with the Securities and Exchange Commission (“SEC” or the “Commission”).. The SEC no longer operates a public reference room. The Commission also maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission.

Other information about the Company can be found on our parent company’s website www.intgla.com. Reference in this document to that website address does not constitute incorporation by reference of the information contained on the website. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports available free of charge on our website as soon as reasonably practicable after such materials are filed with or furnished to the SEC.

Item 1A. Risk Factors.

Adverse changes in the U.S. and global economies could negatively impact our financial performance.

Due to a number of factors affecting consumers, the outlook for the lodging industry remains uncertain. These factors have resulted at times in the past and could continue to result in the future in fewer customers visiting, or customers spending less, in San Francisco, as compared to prior periods. The current macroeconomic environment, including risks of a U.S. or global recession, has resulted in many businesses reducing or eliminating typical travel and group meetings as a conservative measure in times of financial uncertainty. Leisure travel and other leisure activities represent discretionary expenditures, and participation in such activities tends to decline during economic downturns, during which consumers generally have less disposable income. As a result, customer demand for the luxury amenities and leisure activities that we offer may decline during such periods. Furthermore, during periods of economic contraction, revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings.

Weakened global economic conditions may adversely affect our industry, business and results of operations.

Our overall performance depends in part on worldwide economic conditions which could adversely affect the tourism industry. According to current economic news reports, the United States and other key international economies may enter into a recession or experience prolonged periods of slow growth, characterized by falling demand for a variety of goods and services, restricted credit, going-concern threats to financial institutions, major multinational companies and medium and small businesses, poor liquidity, declining asset values, reduced corporate profitability, and volatility in credit, equity and foreign exchange markets. These conditions affect discretionary and leisure spending and could adversely affect our customers’ ability or willingness to travel to destinations for leisure and cut back on discretionary business travel, which could adversely affect our operating results. In addition, in a weakened economy, companies that have competing properties may reduce room rates and other prices, which could also reduce our average revenues and harm our operating results.

We operate a single property located in San Francisco and rely on the San Francisco market. Changes adversely impacting this market could have a material effect on our business, financial condition, results of operation, and fair market value of the Hotel.

Our business in San Francisco and the hospitality industry has a limited base of operations and substantially all of our revenues are currently generated by the Hotel in San Francisco, California. Accordingly, we are subject to greater risks than a more diversified hotel or resort operator and the profitability of our operations is linked to local economic conditions in San Francisco. The combination of a decline in the local economy of San Francisco, reliance on a single location and the significant investment associated with it may cause our operating results to fluctuate significantly and may adversely affect us and materially affect our total profitability. In addition, because our operations are concentrated in a single urban location, we are more vulnerable to localized adverse events, including natural disasters, climate-related impacts, public health crises, and other events that could disrupt travel or hotel operations in the San Francisco area.

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

Many of the competing properties have themes and attractions which draw a significant number of visitors and directly compete with our operations. Some of these properties are operated by subsidiaries or divisions of large public companies that may have greater name recognition and financial and marketing resources than we do and market to the same target demographic group as we do. Various competitors are expanding and renovating their existing facilities. We believe that competition in the San Francisco hotel and resort industry is based on certain property-specific factors, including overall atmosphere, range of amenities, price, location, technology infrastructure, entertainment attractions, theme and size. Any market perception that we do not excel with respect to such property-specific factors could adversely affect our ability to compete effectively. If we fail to respond effectively to changes in market conditions, customer preferences, or competitor strategies – including pricing actions, loyalty programs, and digital marketing initiatives –we could lose market share, which could adversely affect our business, revenues, and results of operations.

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

Renovations and other capital improvements may give rise to the following additional risks, among others: construction cost overruns and delays; increased prices of materials due to tariffs; temporary closures of all or a portion of the Hotel to customers; disruption in service and room availability causing reduced demand, occupancy and rates; and possible environmental issues. In addition, labor shortages, supply chain disruptions, inflationary pressures on materials and services, and increased regulatory requirements related to environmental sustainability or climate-resilient construction could further escalate costs or extend project timelines.

As a result, renovations and any other future capital improvement projects may increase our expenses, reduce our cash flows and our revenues. If capital expenditures exceed our expectations, this excess would have an adverse effect on our available cash. Significant delays or cost overruns could also impact our ability to maintain competitive standards and customer satisfaction, potentially reducing revenues.

We have substantial debt, and we may incur additional indebtedness, which may negatively affect our business and financial results.

We have substantial debt service obligations. Our substantial debt may negatively affect our business and operations in several ways, including: requiring us to use a substantial portion of our funds from operations to make required payments on principal and interest, which will reduce funds available for operations and capital expenditures, future business opportunities and other purposes; making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions; limiting our flexibility in planning for, or reacting to, changes in the business and the industry in which we operate; placing us at a competitive disadvantage compared to our competitors that have less debt; limiting our ability to borrow more money for operations, capital or to finance acquisitions in the future; and requiring us to dispose of assets, if needed, in order to make required payments of interest and principal. In addition, increases in interest rates, changes in credit market conditions, or a downgrade of our creditworthiness could increase our borrowing costs or limit our access to additional financing. If we are unable to refinance existing debt on acceptable terms or at all, we may need to reduce or delay capital expenditures, asset improvements, or strategic initiatives, which could negatively affect our competitive position and financial performance.

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

Insurance premiums have increased significantly in recent years, and continued escalation may result in our inability to obtain adequate insurance at acceptable premium rates. A continuation of this trend would appreciably increase the operating expenses of the Hotel. If we do not obtain adequate insurance, to the extent that any of the events not covered by an insurance policy materialize, our financial condition may be materially adversely affected. Further, factors such as climate change, extreme weather events, and increased litigation risk have contributed to rising insurance premiums and reduced coverage availability in certain markets, including California. Limited insurance options or higher costs could pressure our operating margins and cash flows.

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

The Company invests from time to time in marketable securities. As a result, the Company is exposed to market volatility in connection with these investments. The Company’s financial position and financial performance could be adversely affected by worsening market conditions or stagnant performance of such investments. Factors such as interest rate fluctuations, geopolitical events, changes in credit ratings, and overall capital market volatility could also lead to unrealized or realized losses in our investment portfolio. In addition, a prolonged decline in market values could reduce our liquidity or our ability to meet certain financial covenants.

Illiquidity risk in nonmarketable securities.

Nonmarketable securities are, by definition, instruments that are not readily salable in the capital markets, and when sold are usually at a substantial discount. Thus, the holder is limited to return on investment from any income producing feature of the instrument, as any sale of such an instrument would be subject to a substantial discount. Thus, a holder may need to hold such instruments for a longer period of time and may be unable to liquidate the investment without incurring a substantial loss if cash is needed on short notice. This lack of liquidity could adversely affect our ability to respond to changing market conditions or to reallocate capital to other strategic opportunities.

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

Litigation is inherently unpredictable and defending these proceedings can result in significant ongoing expenditures and the diversion of our management’s time and attention from the operation of our business, which could have a negative effect on our business operations. Our failure to successfully defend or settle any litigation or legal proceedings could result in liabilities that, to the extent not covered by our insurance, could have a material adverse effect on our financial condition, revenue and profitability. In addition, regulatory investigations or enforcement actions could result in fines, penalties, or other sanctions, some of which may not be covered by insurance. Any adverse publicity resulting from litigation or regulatory matters could also harm our brand reputation and customer relationships, further impacting revenues.

The threat of terrorism could adversely affect the number of customer visits to the Hotel.

The threat of terrorism has caused, and may in the future cause, a significant decrease in customer visits to San Francisco due to disruptions in commercial and leisure travel patterns and concerns about travel safety. We cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, outbreak of hostilities or escalation of war would adversely affect our financial condition, results of operations or cash flows. The possibility of future attacks may hamper business and leisure travel patterns and, accordingly, the performance of our business and our operations. Moreover, other security-related risks – including cybersecurity threats impacting travel infrastructure, domestic or international civil unrest, and geopolitical tensions – could have similar adverse effects on travel demand and hotel occupancy levels.

We depend in part, on third party management companies for the future success of our business and the loss of one or more of their key personnel could have an adverse effect on our ability to manage our business and operate successfully and competitively or could be negatively perceived in the capital markets.

The Hotel is managed by Aimbridge. Their ability to manage the Hotel and to operate successfully and competitively is dependent, in part, upon the efforts and continued service of their managers. The departure of key personnel of current or future management companies could have an adverse effect on our business and our ability to operate successfully and competitively, and it could be difficult to find replacements for these key personnel, as competition for such personnel is intense. In addition, the termination or non-renewal of our management agreement, changes in the terms of such agreement, or the failure of our management company to meet performance expectations could materially impact our operations. Lack of a robust succession plan for management personnel could also heighten our operations risk in the event of unexpected departures.

Seasonality and other related factors such as weather can be expected to cause quarterly fluctuations in revenue at the Hotel.

The hotel and resort industry are seasonal in nature. This seasonality can tend to cause quarterly fluctuations in revenues at the Hotel. Our quarterly earnings may also be adversely affected by other related factors outside our control, including weather conditions and poor economic conditions. Changes in climate patterns, including more frequent or severe weather events, could alter historical seasonal demand trends or disrupt travel plans. As a result, we may have to enter into short-term borrowings in certain quarters in order to offset these quarterly fluctuations in our revenues. If weather-related or climate-related events become more frequent or severe, the impact on occupancy and average daily rates could be greater than historical experience suggests.

The hotel industry is heavily regulated and failure to comply with extensive regulatory requirements may result in an adverse effect on our business.

The hotel industry is subject to extensive regulation and the Hotel must maintain its licenses and pay taxes and fees to continue operations. Our property is subject to numerous laws, including those relating to the preparation and sale of food and beverages, including alcohol. We are also subject to laws governing our relationship with our employees in such areas as minimum wage and maximum working hours, overtime, working conditions, hiring and firing employees and work permits. Also, our ability to remodel, refurbish or add to our property may be dependent upon our obtaining necessary building permits from local authorities. The failure to obtain any of these permits could adversely affect our ability to increase revenues and net income through capital improvements of our property. In addition, we are subject to the numerous rules and regulations relating to state and federal taxation. Compliance with these rules and regulations requires significant management attention. Furthermore, compliance costs associated with such laws, regulations and licenses are significant. Any change in the laws, regulations or licenses applicable to our business or a violation of any current or future laws or regulations applicable to our business could require us to make substantial expenditures or could otherwise negatively affect the hotel’s operations. We are also subject to environmental, health, safety, accessibility, and privacy regulations, as well as increasing expectations for environmental, social, and governance (ESG) disclosures and performance. Failure to comply with any of these requirements, or changes in regulatory standards, could result in fines, penalties, litigation, or restrictions on our operations.

Violations of laws could result in, among other things, disciplinary action. If we fail to comply with regulatory requirements, this may result in an adverse effect on our business. In addition, heightened regulatory scrutiny or enforcement actions could divert management’s attention and resources, impacting our financial performance.

Uninsured and underinsured losses could adversely affect our financial condition and results of operations.

There are certain types of losses, generally of a catastrophic nature, such as earthquakes and floods or terrorist acts, which may be uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. We will use our discretion in determining amounts, coverage limits, deductibility provisions of insurance and the appropriateness of self-insuring, with a view to maintaining appropriate insurance coverage on our investments at a reasonable cost and on suitable terms. Uninsured and underinsured losses could harm our financial condition and results of operations. We could incur liabilities resulting from loss or injury to the Hotel or to persons at the Hotel. Claims, whether or not they have merit, could harm the reputation of the Hotel or cause us to incur expenses to the extent of insurance deductibles or losses in excess of policy limitations, which could harm our results of operations. Moreover, recent trends in the insurance market have resulted in reduced coverage availability and higher premiums for catastrophic risks, particularly in California. Climate change, extreme weather events, and geopolitical instability could further pressure insurance capacity and costs.

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

In addition, insurance coverage for the Hotel and for casualty losses does not customarily cover damages that are characterized as punitive or similar damages. As a result, any claims or legal proceedings, or settlement of any such claims or legal proceedings that result in damages that are characterized as punitive or similar damages may not be covered by our insurance. If these types of damages are substantial, our financial resources may be adversely affected. We may also face gaps in coverage for newly emerging risks, such as pandemic-related business interruptions or cybersecurity-related losses, if insurers restrict or exclude such coverage in future policies.

Cybersecurity risks could disrupt our operations and adversely affect our business, even though no material incidents have occurred.

We rely on information technology systems, including those provided by third parties, to conduct our operations and maintain data integrity. A significant cybersecurity incident, such as a data breach, ransomware attack, or other network disruption, could adversely affect our operations, financial condition, and reputation. While we maintain cybersecurity risk management programs as described in Item 1C – Cybersecurity and did not experience any material cybersecurity incidents during the fiscal year ended June 30, 2025, there can be no assurance that future threats will not occur or that any such events would not have a material adverse impact.

You may lose all or part of your investment.

There is no assurance that the Company’s initiatives to improve its profitability or liquidity and financial position will be successful. If we are unable to successfully implement our strategic initiatives, respond to changing market conditions, or address operational challenges, our business and financial performance could deteriorate. In addition, external factors – including economic downturns, competitive pressures, regulatory changes, and uninsured losses – could also lead to decline in the value of your investment, including the possibility of a total loss.

The price of the Company’s common stock may fluctuate significantly, which could negatively affect the Company and holders of its common stock.

The market price of the Company’s common stock may fluctuate significantly from time to time as a result of many factors, including: investors’ perceptions of the Company and its prospects; investors’ perceptions of the Company’s and/or the industry’s risk and return characteristics relative to other investment alternatives; differences between actual financial and operating results and those expected by investors and analysts; changes in our capital structure; trading volume fluctuations; actual or anticipated fluctuations in quarterly financial and operational results; volatility in the equity securities market; and sales, or anticipated sales, of large blocks of the Company’s common stock. Other factors that could cause volatility include changes in macroeconomic conditions, interest rate movements, regulatory developments, geopolitical events, and reduced liquidity in our stock. Significant volatility in our stock price could also impact our ability to raise capital on favorable terms or at all.

The concentrated beneficial ownership of our common stock and the ability it affords to control our business may limit or eliminate other shareholders’ ability to influence corporate affairs.

As of June 30, 2025, InterGroup owns 75.9% of the Company’s outstanding common stock. Because of this concentrated stock ownership, the Company’s largest shareholders will be able to significantly influence the election of the Company’s board of directors and all other decisions on all matters requiring shareholder approval. As a result, the ability of other shareholders to determine the management and policies of the Company is significantly limited. The interests of these shareholders may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with, or sales to other companies, selection of officers and directors and other business decisions. This level of control may also have an adverse impact on the market value of our shares because our largest shareholders may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell enough shares to significantly decrease our price per share. Furthermore, this concentration of ownership could delay or prevent a change in control that other shareholders may view as beneficial, and could reduce the marketability or liquidity of our common stock. Minority shareholders may have limited resource to influence corporate decisions, including those relating to mergers, acquisitions, or other strategic transactions.

Many of the risk factors described above should be read in conjunction with the cautionary statement regarding forward-looking statements contained in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the ‘Forward-looking Statements’ section of this Annual Report on Form 10-K.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The Company maintains cybersecurity risk management programs designed to help protect the security of data and technology infrastructure. On an annual basis we conduct assessments to identify cyber risks and develop remediation plans to address identified vulnerabilities. Our program is designed to detect, mitigate, and respond to cybersecurity incidents in a timely manner.

Risk management and strategy

We engage and implement risk management strategies to identify, assess, and manage material risks arising from cybersecurity threats and alerts. Our method involves a systematic evaluation of all potential threats, vulnerabilities, and their possible impacts on the Company’s operations, data, and system integrity. Our cybersecurity risk management strategy includes:

●	Identify cybersecurity risks to our environment;

●	IT teams and third-party providers to investigate, contain, and resolve identified threats;

●	monthly cybersecurity awareness training to our staff; and

●	maintenance and periodic testing of a cybersecurity incident response plan.

We also engage external cybersecurity consultants and use industry-standard tools to help monitor our networks, review vulnerability scans, and conduct penetration testing on a periodic basis. Our risk management practices and integrated into our overall enterprise risk management framework, as discussed in Item 1A – Risk Factors.

Management and Board Oversight

The Company’s management team is responsible for the oversight and administration of cybersecurity protocols. Our management team relies on our third-party providers for administrating cybersecurity assessments to identify, manage, mitigate, and respond to cybersecurity threats. Management updates the Board on any significant cybersecurity occurrences. The Board receives periodic briefings on cybersecurity risks, incidents, and risk mitigation measures, and reviews management’s cybersecurity policies and response plans at last annually.

Cybersecurity Incidents

During the fiscal year ended June 30, 2025, the Company did not identify any cybersecurity incidents that had a material impact on our business strategy, results of operations, or financial condition.

Item 2. Properties.

SAN FRANCISCO HOTEL PROPERTY

The Hotel is owned by Portsmouth through its wholly owned subsidiary, Justice Operating Company, LLC. The Hotel is centrally located in the Financial District in San Francisco, one block from the Transamerica Pyramid. The Embarcadero Center is within walking distance and North Beach is two blocks away. Chinatown is directly across the bridge that runs from the Hotel to Portsmouth Square Park. The Hotel is a 31-story (including parking garage), steel and concrete, A-frame building, built in 1970. The Hotel has 544 well-appointed guest rooms and luxury suites situated on 22 floors. The Hotel has a restaurant, a lounge, and a private dining room totaling approximately 3,700 square feet; additionally, there are two kitchens that service both restaurant and banquet operations and a fully equipped gym. The third floor houses the Chinese Culture Center (the “CCC”), its administrative office, and a grand ballroom. The Hotel has approximately 22,000 square feet of meeting room space, including the grand ballroom. Other features of the Hotel include a 5-level underground parking garage and a pedestrian bridge across Kearny Street connecting the Hotel and the CCC with Portsmouth Square Park in Chinatown.

As required by its senior lender, the Company will continue to make minimum payments into its furniture, fixtures, and equipment (“FF&E”) escrow account held by its senior lender in an amount equal to the greater of four percent (4%) of annual revenues or a minimum of $1,952,000 per annum, as adjusted pursuant to the loan agreement. In the opinion of management, the Hotel is adequately covered by insurance.

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

B. Forbearance Agreements and Defaults

Due to the maturity of both loans on January 1, 2024, and the absence of full repayment by that date, the Company negotiated forbearance agreements with both lenders on April 29, 2024.

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

C. Debt Refinancing Completed on March 28, 2025

On January 21, 2025, the Company executed a non-binding term sheet with Prime Finance (“Prime”) for a new senior loan. On March 28, 2025, the Company closed on both a senior mortgage loan and modified mezzanine loan (collectively, the “Loan Agreements”), fully retiring the prior debt with U.S. Bank and CRED REIT Holdco LLC. The refinancing resulted in an increase in overall leverage of approximately $1 million.

●	Mortgage Loan: Operating entered into a $67,000,000 Mortgage Loan Agreement with Prime. The loan bears interest at SOFR + 4.75%, with a SOFR cap of 4.50%, and is interest-only through maturity. Matures April 9, 2027, with three one-year extension options, subject to satisfaction of financial and operational covenants. The Interest Rate Cap caps Term SOFR at 4.50% and has a notional amount equal to or greater than the outstanding principal balance of the loan. The Company paid a premium of approximately $136,000 for the cap at inception. The loan is secured by the Hotel.
●	Mezzanine Loan: Mezzanine executed a modified Mezzanine Loan Agreement with CRED REIT Holdco LLC for a principal amount of $36,300,000 at a fixed rate of 7.25% per annum, on matching maturity and extension terms to the senior loan. The loan modifications were material in nature and therefore the transaction under ASC 470-50 accounted for as an extinguishment. The loan is secured by Mezzanine’s membership interest in Operating. The lender agreed to waive a forbearance fee of $245,000 and default interest of approximately $1.17 million, for a total waiver of $1.416 million. The waived amounts were recorded as a gain on extinguishment of debt.

Portsmouth continues to provide a limited guaranty in connection with both facilities. The Company is also subject to customary covenants, including financial ratios and affirmative obligations.

D. Related Party Guarantee – InterGroup

Under the March 28, 2025 refinancing, all guaranties associated with the prior 2013 senior mortgage and 2019 mezzanine facilities were terminated. The current senior mortgage and amended mezzanine facilities include customary limited non-recourse carve-out and performance undertakings provided at the Portsmouth/operating-entity level. InterGroup is not a guarantor of the March 28, 2025 senior mortgage loan or the amended mezzanine loan.

E. DSCR and Lockbox Arrangements

Operating has not maintained compliance with the required Debt Service Coverage Ratio (“DSCR”) under both the original and refinanced loans. Operating did not maintain compliance with the required Debt Service Coverage Ratio (DSCR”) under the original December 2013 loan and is subject to ongoing DSCR requirements under the refinanced loans. Under the March 28, 2025 refinancing, a Cash Management Agreement with Prime Finance (“Lender”) and Wells Fargo Bank, N.A. (“Cash Management Bank”) requires that all Hotel cash receipts be deposited into a lender-controlled account. This lockbox arrangement remains in effect until DSCR conditions are met for two consecutive quarters. Funds are disbursed for approved operating expenses, debt service (including senior interest-only), and required reserves (insurance, real estate taxes, and furniture, fixtures and equipment) in accordance with lender-approved budgets. Excess cash, if any, is held in lender-controlled accounts for future interest-only payments to the Mezzanine lender, subject to certain conditions under the loan agreements with both lenders.

Related Party Financing

On July 2, 2014, the Partnership secured an unsecured loan from InterGroup in the principal amount of $4,250,000, bearing a fixed annual interest rate of 12%, with interest-only payments due monthly. InterGroup also received a loan fee equal to 3% of the principal. The loan was prepayable at any time without penalty and was subsequently extended through July 31, 2023.

On December 16, 2020, the Partnership and InterGroup executed a loan modification agreement that increased the borrowing capacity, as needed, to a maximum of $10,000,000. Subsequently, on December 31, 2021, Portsmouth and InterGroup entered into a separate loan modification agreement, raising Portsmouth’s borrowing limit to $16,000,000. Following the dissolution of the Partnership in December 2021, Portsmouth assumed the outstanding loan obligation to InterGroup in the amount of $11,350,000.

In July 2023, the loan’s maturity date was extended to July 31, 2025, and the available borrowing capacity was increased to $20,000,000. In connection with this increase, the Company agreed to pay InterGroup a 0.5% loan modification fee applicable to the additional $10,000,000.

In March 2024, a further modification agreement between Portsmouth and InterGroup raised the available borrowing limit to $30,000,000, subject to a 0.5% modification fee applicable to the $10,000,000 increase.

In March 2025, another amendment was executed, increasing Portsmouth’s borrowing capacity to $40,000,000 and extending the maturity date to July 31, 2027. In May 2025, the parties agreed to reduce the loan’s interest rate from 12% to 9%.

During fiscal 2025 and 2024, InterGroup advanced $11,615,000 and $10,793,000, respectively, to Portsmouth under the related-party credit facility. Proceeds were used primarily to (i) satisfy the senior lender’s required 10% principal paydown in April 2024 in connection with the one-year forbearance and (ii) reduce the senior loan balance to approximately $67.0 million (from approximately $76.0 million) upon the March 28, 2025 refinancing. In addition, the refinancing required the establishment of (a) a $5.0 million cash reserve to cover potential operating shortfalls during the first two years of the new loan and (b) a $1.35 million capital improvement reserve to complete the renovation and return to inventory of 14 guest rooms previously converted to administrative offices. A portion of the advances funded these required reserves and, to a lesser extent, pre-refinancing operating shortfalls. As of June 30, 2025 and 2024, amounts owed to InterGroup were $38,108,000 and $26,493,000, respectively; no principal payments have been made to date. Following the March 2025 refinancing, ongoing Hotel operations have been funded from operating cash flows, and the InterGroup facility is maintained as a contingent source of liquidity.

If necessary, the Company may amend its by-laws to increase the number of authorized shares, allowing it to issue additional equity to raise capital in the public markets. Such actions would be subject to Board approval and, if required, shareholder approval under applicable corporate law and listing rules.

Item 3. Legal Proceedings.

The Company may, from time to time, be subject to legal proceedings, claims, and litigation arising in the ordinary course of business. As of June 30, 2025, the Company is not a party to any material pending legal proceedings. The Company would defend itself vigorously against any such claims. Management believes that the outcome of any ordinary course matters, if they were to arise, would not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable – the Company does not operate any mines subject to the Federal Mine Safety and Health act of 1977.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Portsmouth’s common stock is traded on the OTC Markets Group Inc., Pink Open Market under the symbol PRSI. As of June 30, 2025, the number of holders of record of the Company’s Common Stock was approximately 129. Such number of owners is determined from the Company’s shareholders records and does not include beneficial owners of the Company’s Common Stock whose shares are held in the names of various brokers, clearing agencies or other nominees.

DIVIDENDS

It is expected that the Company does not anticipate a return to a regular dividend policy until such time that Hotel cash flows, distributions, and other economic factors support such action. The Company will continue to review and may modify its dividend policy to meet such strategic and investment objectives as may be determined by the Board of Directors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Portsmouth does not have any securities authorized for issuance under equity compensation plans.

PURCHASES OF EQUITY SECURITIES

Portsmouth did not repurchase any of its own securities during the fourth quarter of its fiscal year ended June 30, 2025 and does not have any publicly announced repurchase program.

Item 6. Reserved.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements, related notes included thereto and Item 1A., “Risk Factors,” appearing elsewhere in this Annual Report on Form 10-K. For discussion of fiscal 2024 compared to fiscal 2023, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2024.

NEGATIVE EFFECTS OF THE PUBLIC PERCEPTION OF SAN FRANCISCO

The San Francisco market continues to face public perception challenges; however, we are seeing a shift in public opinion with a new Mayor determined to turn the city around. The city has taken meaningful actions to clean city streets and has made significant progress in reducing homeless encampments. The city is once again at the forefront of technology and is widely referred to as the Artificial Intelligence (“AI”) capital of the world. San Francisco has seen citywide growth focused on this area including Databricks, Snowflake and the newest addition, Microsoft in November 2025.

RESULTS OF OPERATIONS

The Company’s principal source of revenue is its ownership in Justice Operating Company, LLC (“Operating”) inclusive of hotel room revenue, food and beverage revenue, garage revenue, and revenue from other operating departments. Operating owns the Hotel and related facilities, including a five-level underground parking garage. The financial statements of Operating are consolidated with those of the Company.

Fiscal Year Ended June 30, 2025, Compared to Fiscal Year Ended June 30, 2024

The Company had a pre-tax net loss of $9,109,000 and net loss of $9,110,000 for the year ended June 30, 2025 compared to a pre-tax net loss of $11,374,000 and net loss of $11,375,000 for the year ended June 30, 2024. The decrease in pre-tax loss for fiscal 2025 compared to fiscal 2024, was primarily attributable to the refinance waiver of default interest and forbearance fee by the mezzanine lender and increased room revenues.

The Company had net loss from Hotel operations of $7,636,000 for the year ended June 30, 2025 compared to net loss of $9,423,000 for the year ended June 30, 2024. The change was primarily attributable to a $1,416,000 refinance waiver of default interest and forbearance fee by the mezzanine lender and increased room revenue.

The following table sets forth a more detailed presentation of Hotel operations for the years ended June 30, 2025 and 2024:

For the year ended June 30,	2025	2024
Hotel revenues:
Hotel rooms	$39,648,000	$35,239,000
Food and beverage	2,862,000	3,213,000
Garage	3,214,000	2,988,000
Other operating departments	639,000	446,000
Total Hotel revenues	46,363,000	41,886,000
Operating expenses excluding depreciation and amortization	(37,631,000)	(36,139,000)
Operating income before interest, depreciation, and amortization	8,732,000	5,747,000
Gain on extinguishment of debt	1,416,000	-
Interest expense - mortgages	(10,680,000)	(9,407,000)
Interest expense – related party	(3,570,000)	(2,369,000)
Depreciation and amortization expense	(3,534,000)	(3,394,000)
Net loss from Hotel operations	$(7,636,000)	$(9,423,000)

For the year ended June 30, 2025, the Hotel had operating income of $8,732,000 before interest, depreciation, and amortization based on total operating revenues of $46,363,000. The following table sets forth the monthly average occupancy percentage of the Hotel for the fiscal years ended June 30, 2025 and 2024.

Month	Jul	Aug	Sep	Oct	Nov	Dec	Jan	Feb	Mar	Apr	May	Jun	Fiscal Year
Year	2024	2024	2024	2024	2024	2024	2025	2025	2025	2025	2025	2025	2024 - 2025
Average Occupancy %	96%	96%	96%	94%	83%	87%	90%	86%	91%	91%	93%	93%	92%

Year	2023	2023	2023	2023	2023	2023	2024	2024	2024	2024	2024	2024	2023 – 2024
Average Occupancy %	81%	89%	93%	83%	79%	80%	80%	78%	76%	73%	78%	87%	82%

Total operating expenses increased by $1,492,000 due to increase in union salaries and wages, Hilton marketing and guest loyalty fees, credit card fees, and travel agent and group commissions.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the years ended June 30, 2025 and 2024.

For the Year Ended June 30,	Average Daily Rate	Average Occupancy %	RevPAR

2025	$218	92%	$200
2024	$217	82%	$177

The Hotel’s revenues increased by 10% year over year. Average daily rate increased by $1, average occupancy increased 10%, and RevPAR increased by $23 for the twelve months ended June 30, 2025 compared to the twelve months ended June 30, 2024.

The Company had a net gain on marketable securities of $3,000 for the year ended June 30, 2025 compared to a net loss on marketable securities of $122,000 for the year ended June 30, 2024. For the year ended June 30, 2025, the Company had a net realized loss of $10,000 and a net unrealized gain of $13,000. For the year ended June 30, 2024, the Company had a net realized loss of $39,000 and a net unrealized loss of $83,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future. However, the amount of gain or loss on marketable securities for any given period is not necessarily predictive, and variations from period to period may have limited analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company had no other investments at June 30, 2025 and 2024.

The Company consolidates Justice (Hotel) for financial reporting purposes and is taxed on its Hotel operations. The Company does not record an income tax benefit from its pre-tax losses due to its continued operating losses in each of the past three consecutive taxable years.

MARKETABLE SECURITIES AND OTHER INVESTMENTS

As of June 30, 2025 and 2024, the Company had investments in marketable equity securities of $127,000 and $209,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups:

		% of Total
As of June 30, 2025		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$127,000	100.0%

		% of Total
As of June 30, 2024		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$202,000	96.7%
Basic materials	7,000	3.3%
	$209,000	100.0%

The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective years.

For the year ended June 30,	2025	2024
Net gain (loss) on marketable securities	$3,000	$(122,000)
Dividend and interest income	10,000	13,000
Trading expenses	(159,000)	(160,000)
Net loss from marketable securities	$(146,000)	$(269,000)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL SOURCES

The Company had cash, cash equivalents and restricted cash of $11,722,000 and $4,775,000 as of June 30, 2025 and 2024, respectively. The Company had marketable securities, net of margin due to securities broker, of $127,000 and $209,000 as of June 30, 2025 and 2024, respectively. These marketable securities are short-term investments and readily convertible to cash.

Related Party Credit Facility – InterGroup

The Company maintains an unsecured related-party revolving credit facility with its majority shareholder, The InterGroup Corporation (“InterGroup”), originally established in 2014 and amended multiple times. While the facility remains available, management is not currently relying on it to fund ongoing Hotel operations, which – following the March 28, 2025 refinancing – have been self-funding from operating cash flows.

Key modifications include:

●	December 2021: Portsmouth assumed $11.35 million in outstanding debt upon the dissolution of Justice Investors L.P.
●	July 2023: Increased available borrowings to $20,000,000 and extended maturity to July 31, 2025 with a 0.5% loan modification fee.
●	March 2024: Increased available borrowings to $30,000,000 with a 0.5% loan modification fee
●	March 2025: Further increased available borrowing capacity to $40,000,000 and extended the maturity to July 31, 2027.
●	May 2025: Reduction of interest rate from 12% to 9%.

The facility now bears 9% annual interest, is interest-only, and may be prepaid at any time without penalty. During the fiscal year ended June 30, 2025, the Company borrowed an additional $11,615,000 under the facility. As of June 30, 2025, the outstanding balance was $38,108,000. The facility is maintained as a contingency source of liquidity; management currently expects to satisfy near-term working capital needs from operating cash flows and cash on hand.

The Company may also consider amending its by-laws to increase authorized shares and pursue public capital market offerings if deemed necessary to support liquidity.

Liquidity Requirements

The Company’s short-term liquidity needs include:

●	Hotel operating costs, including payroll, utilities, franchise and management fees,
●	Corporate overhead and tax obligations,
●	Interest payments and required loan maintenance under both senior and mezzanine debt agreements, and
●	Routine repair and maintenance capital expenditures at the Hotel.

Long-term liquidity requirements include:

●	Scheduled debt maturities, including those disclosed in Note 8 and 9, and
●	Capital improvements to maintain the competitiveness and operational standards of the Hotel under its Hilton franchise agreement.

The Company intends to meet these obligations using a combination of:

●	Available cash on hand,
●	Operating cash flows,
●	Availability under the InterGroup related-party revolving credit facility, if needed; and
●	Other potential financing or equity alternatives.

Management’s Liquidity Assessment

As further discussed in Note 2 – Liquidity, the Company has taken proactive steps to stabilize its liquidity profile, including:

●	Completion of a refinancing of its senior and mezzanine debt in March 2025,
●	Continuing cost controls and selective capital expenditure deferrals,
●	Maintenance of access to related-party financing capacity; and
●	Maintenance of a lender-controlled lockbox cash management system.

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

As further discussed in Note 1 - Going Concern, in prior periods, management disclosed substantial doubt about Portsmouth’s ability to continue as a going concern due to the January 1, 2024 maturities of its senior and mezzanine loans and related default notices. On March 28, 2025, Portsmouth completed a comprehensive refinancing that materially improved its capital structure and liquidity profile. The conditions and events that previously raised substantial doubt have been alleviated by management’s plans and actions, including the March 28, 2025 refinancing and subsequent operating performance. Based on the refinancing and current forecasts for the twelve months following issuance of these financial statements, management has concluded there are no conditions or events that raise substantial doubt about Portsmouth’s ability to continue as a going concern under ASC 205-40. While risks remain (including San Francisco market dynamics and macroeconomic factors), management believes available liquidity and cash generation from operations are sufficient for near-term needs.

Following the refinancing, the Company has remained current on all required debt service payments, maintained covenant compliance, and executed significant property upgrades intended to support competitive positioning and revenue growth. Based on this improved capital structure and forecasted liquidity for the twelve months following the date of issuance of these financial statements, management has concluded that there are no conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, management’s evaluation under ASC 205-40 concludes that substantial doubt does not exist because the previously identified conditions and events have been alleviated. See Note 1 – Going Concern for (1) the conditions/events originally identified, (2) management’s plans that are probable of effective implementation and mitigation, (3) the outcome of the assessment, and (4) remaining risks if plans are not executed as expected. The Company continues to evaluate strategic alternatives and operational adjustments in response to ongoing macroeconomic and market-specific challenges in San Francisco’s hospitality sector.

1) Conditions or Events that initially raised substantial doubt:

● In prior periods, maturities of senior and mezzanine loans on January 1, 2024, and related default notices.

● Historical disclosure of substantial doubt prior to the March 28, 2025 refinancing.

2) Management’s Plans (probable of implementation and mitigation):

● Comprehensive refinancing completed March 28, 2025, materially improving capital structure and liquidity profile.

● Post-refinancing: current on all required debt service, covenant compliance maintained, and execution of property upgrades supporting competitive positioning and revenue growth.

3) Assessment Outcome (twelve months from issuance date):

● Management has concluded there are no conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern under ASC 205-40.

4) Risks if plans are not executed as expected:

● Ongoing San Francisco market dynamics and macroeconomic factors; continued pressure on occupancy/RevPAR could adversely affect liquidity.

● No assurance that unforeseen market or operational conditions will not adversely affect the Company’s liquidity position.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company’s material financial obligations which also includes interest.

	Total	Year 2026	Year 2027	Year 2028	Year 2029	Year 2030	Thereafter
Mortgage notes payable	$103,300,000	$-	$103,300,000	$-	$-	$-	$-
Hilton/Aimbridge other notes payable	1,979,000	567,000	463,000	317,000	317,000	315,000	-
Related party notes payable	38,108,000	-	-	38,108,000	-	-	-
Interest mortgage notes payable	19,693,000	8,916,000	10,777,000	-	-	-	-
Interest related party notes payable	17,053,000	4,580,000	4,573,000	7,900,000	-	-	-
Total	$180,133,000	$14,063,000	$119,113,000	$46,325,000	$317,000	$315,000	$-

Mortgage Notes Payable

Operating entered into a $67,000,000 Mortgage Loan Agreement with Prime. The loan bears interest at SOFR + 4.75%, with a SOFR cap of 4.50%, and is interest-only through maturity. Matures April 9, 2027, with three one-year extension options, subject to satisfaction of financial and operational covenants. The Interest Rate Cap caps Term SOFR at 4.50% and has a notional amount equal to or greater than the outstanding principal balance of the loan. The Company paid a premium of approximately $136,000 for the cap at inception. The loan is secured by the Hotel. Mezzanine executed a modified Mezzanine Loan Agreement with CRED REIT Holdco LLC for a principal amount of $36,300,000. The loan accrues interest at a fixed rate of 7.25% per annum, on matching maturity and extension terms to the senior loan. The loan is secured by Mezzanine’s membership interest in Operating.

Related Party Notes Payable

Principal and accrued interest are due in full at maturity; no monthly principal or interest payments are required prior.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2025, the Company has no material off balance sheet arrangements.

IMPACT OF INFLATION

Hotel room rates are typically impacted by supply and demand factors, not inflation, since rental of a hotel room is usually for a limited number of nights. Room rates can be, and usually are, adjusted to account for inflationary cost increases. Since Aimbridge has the power and ability under the terms of its management agreement to adjust Hotel room rates on an ongoing basis, there is minimal expected impact on revenues due to inflation. For the two most recent fiscal years, the impact of inflation on the Company’s income has not been material.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those that are most significant to the portrayal of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an ongoing basis, including those related to the consolidation of our subsidiaries, revenues, allowance for doubtful accounts, accruals, asset impairments, other investments, income taxes, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates and different assumptions or conditions could materially affect such estimates.

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

HOTEL ASSETS AND DEFINITE-LIVED INTANGIBLE ASSETS

We evaluate property and equipment, and definite-lived intangible assets for impairment quarterly, and when events or circumstances indicate the carrying value may not be recoverable, we evaluate the net book value of the assets by comparing to the projected undiscounted cash flows of the assets. We use judgment to determine whether indications of impairment exist and consider our knowledge of the hospitality industry, historical experience, location of the property, market conditions, and property-specific information available at the time of the assessment. The results of our analysis could vary from period to period depending on how our judgment is applied and the facts and circumstances available at the time of the analysis. When an indicator of impairment exists, judgment is also required in determining the assumptions and estimates to use within the recoverability analysis and when calculating the fair value of the asset or asset group, if applicable. Changes in economic and operating conditions impacting the judgments used could result in impairments to our long-lived assets in future periods. Historically, changes in estimates used in the property and equipment and definite-lived intangible assets impairment assessment process have not resulted in material impairment charges in subsequent periods as a result of changes made to those estimates. There were no indicators of impairment of Hotel investments or intangible assets, and accordingly there were no impairment losses recorded for the years ended June 30, 2025 and 2024.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

This disclosure is not required for smaller reporting companies under applicable SEC regulations.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Portsmouth Square, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Portsmouth Square, Inc. and its subsidiaries (the “Company”) as of June 30, 2025 and 2024, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Evaluation of the Company’s Ability to Continue as a Going Concern

Description of the Matter:

The Company’s recurring losses from operations, negative cash flows, accumulated deficit and long-term debt maturities raised substantial doubt about its ability to continue as a going concern. As disclosed in Note 1 to the financial statements, the Company’s ability to continue as a going concern involved management’s evaluation of the effect of successfully refinancing the Company’s long-term debt and management’s significant assumptions and judgments related to forecasting future cash flows.

We identified the evaluation of the Company’s ability to continue as a going concern as a critical audit matter. This matter required especially challenging auditor judgment due to the complexity and subjectivity involved in assessing management’s forecasts and assumptions, and the potential impact on the financial statements if the going concern basis was not appropriate.

How We Addressed the Matter in Our Audit:

To evaluate the Company’s conclusion that the conditions and events raising substantial doubt about the Company’s ability to continue as a going concern have been alleviated, we evaluated management’s forecasts that included underlying assumptions, budget to actual comparisons, current and projected economic and geographic factors, the impact of successfully refinancing the long-term debt and the consideration of subsequent events occurring after the balance sheet date. We also evaluated the adequacy of the Company’s disclosures regarding the alleviation of substantial doubt related to its ability to continue as a going concern and management’s plans and actions to address those concerns.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2022.

East Brunswick, NJ

September 29, 2025

PCAOB ID Number 100

PORTSMOUTH SQUARE, INC.

CONSOLIDATED BALANCE SHEETS

As of	June 30, 2025	June 30, 2024
ASSETS
Investment in hotel, net	$33,783,000	$35,065,000
Investment in marketable securities	127,000	209,000
Cash and cash equivalents	4,470,000	3,511,000
Restricted cash	7,252,000	1,264,000
Accounts receivable - Hotel, net	397,000	519,000
Other assets	891,000	834,000

Total assets	$46,920,000	$41,402,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities - Hotel	$12,671,000	$13,756,000
Accounts payable and other liabilities	129,000	1,477,000
Accounts payable to related party	16,634,000	11,515,000
Related party notes payable	38,108,000	26,493,000
Other notes payable	1,979,000	2,388,000
Mortgage notes payable - Hotel, net	101,519,000	100,783,000

Total liabilities	171,040,000	156,412,000

Commitments and Contingencies - Note 15

Shareholders’ deficit:
Common stock, no par value: Authorized shares - 750,000; 734,187 shares issued and outstanding as of June 30, 2025 and 2024, respectively	2,092,000	2,092,000
Accumulated deficit	(126,212,000)	(117,102,000)
Total shareholders’ deficit	(124,120,000)	(115,010,000)

Total liabilities and shareholders’ deficit	$46,920,000	$41,402,000

The accompanying notes are an integral part of these consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30,	2025	2024

Revenue - Hotel	$46,363,000	$41,886,000

Costs and operating expenses
Hotel operating expenses	(37,631,000)	(36,139,000)
Hotel depreciation and amortization expense	(3,534,000)	(3,394,000)
General and administrative expense	(1,327,000)	(1,682,000)

Total costs and operating expenses	(42,492,000)	(41,215,000)

Income from operations	3,871,000	671,000

Other income (expense)
Interest expense - mortgage	(10,680,000)	(9,407,000)
Interest expense - related party	(3,570,000)	(2,369,000)
Net realized loss on marketable securities	(10,000)	(39,000)
Net unrealized gain (loss) on marketable securities	13,000	(83,000)
Gain on extinguishment of debt	1,416,000	-
Dividend and interest income	10,000	13,000
Trading and margin interest expense	(159,000)	(160,000)

Total other expense, net	(12,980,000)	(12,045,000)

Loss before income taxes	(9,109,000)	(11,374,000)
Income tax expense	(1,000)	(1,000)

Net loss	$(9,110,000)	$(11,375,000)

Basic and diluted net loss per share	$(12.41)	$(15.49)

Weighted average number of common shares outstanding - basic and diluted	734,187	734,187

The accompanying notes are an integral part of these consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

				Total
	Common Stock		Accumulated	Shareholders’
	Shares	Amount	Deficit	Deficit

Balance at July 1, 2023	734,187	$2,092,000	$(105,727,000)	$(103,635,000)

Net loss	-	-	(11,375,000)	(11,375,000)

Balance at June 30, 2024	734,187	2,092,000	(117,102,000)	(115,010,000)

Net loss	-	-	(9,110,000)	(9,110,000)

Balance at June 30, 2025	734,187	$2,092,000	$(126,212,000)	$(124,120,000)

The accompanying notes are an integral part of these consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30,	2025	2024
Cash flows from operating activities:
Net loss	$(9,110,000)	$(11,375,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Net unrealized (gain) loss on marketable securities	(13,000)	83,000
Amortization of other notes payable	(409,000)	(566,000)
Gain on extinguishment of debt	(1,416,000)	-
Depreciation and amortization	3,534,000	3,394,000
Amortization of loan cost	1,004,000	920,000
Changes in operating assets and liabilities:
Investment in marketable securities	95,000	67,000
Accounts receivable - Hotel, net	122,000	(100,000)
Other assets	(57,000)	(99,000)
Accounts payable and other liabilities - Hotel	331,000	2,141,000
Accounts payable and other liabilities	(1,348,000)	1,411,000
Accounts payable related party	5,119,000	4,232,000
Net cash (used in) provided by operating activities	(2,148,000)	108,000

Cash flows from investing activities:
Payments for hotel furniture, equipment and building improvements	(2,252,000)	(4,078,000)
Net cash used in investing activities	(2,252,000)	(4,078,000)

Cash flows from financing activities:
Issuance costs from refinance	(2,106,000)	(1,477,000)
Proceeds from mortgage note payable	78,800,000	4,500,000
Proceeds from related party note payable	11,615,000	10,793,000
Payments of mortgage and finance leases	(76,962,000)	(10,277,000)
Net cash provided by financing activities	11,347,000	3,539,000

Net increase (decrease) in cash, cash equivalents, and restricted cash	6,947,000	(431,000)
Cash, cash equivalents, and restricted cash at the beginning of the period	4,775,000	5,206,000
Cash, cash equivalents, and restricted cash at the end of the period	$11,722,000	$4,775,000

Supplemental information:
Interest paid	$8,519,000	$4,837,000
Taxes paid	$31,000	$1,000

The Company had cash and cash equivalents of $4,470,000 and $3,511,000 as of June 30, 2025 and 2024, respectively. The Company had restricted cash of $7,252,000 and $1,264,000 as of June 30, 2025 and 2024, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

PORTSMOUTH SQUARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Prior to its dissolution effective December 23, 2021, Justice owned and operated a 544-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five-level underground parking garage through its subsidiaries Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”). Mezzanine was a wholly owned subsidiary of the Partnership; Operating was a wholly owned subsidiary of Mezzanine. Effective December 23, 2021, Portsmouth replaced Justice as the single member of Mezzanine. Mezzanine is the borrower under certain mezzanine indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is a full-service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (“Hilton”) through January 31, 2030.

In connection with the refinancing of the Hotel on March 28, 2025, the Company formed Justice Pledgor, LLC, a Delaware limited liability company (“Pledgor”), which became the sole member of Operating. Mezzanine is the sole member of Pledgor.

Operating entered into a hotel management agreement (“HMA”) with Aimbridge Hospitality (“Aimbridge”) to manage the Hotel, along with its five-level parking garage, with an effective date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the February 3, 2017 date and automatically renews for successive one (1) year periods, not to exceed five years in the aggregate, subject to certain conditions. Under the terms of the HMA, base management fee (“Basic Fee”) payable to Aimbridge is one and seven-tenths percent (1.70%) of total Hotel revenue. In addition to the Basic Fee, Aimbridge is entitled to an annual incentive fee for each fiscal year equal to ten percent (10%) of the amount by which Gross Operating Profit in the current fiscal year exceeds the previous fiscal year’s Gross Operating Profit.

As of June 30, 2025, The InterGroup Corporation (“InterGroup”), a public company, owns approximately 75.9% of the outstanding common shares of Portsmouth. As of June 30, 2025, the Company’s Chairman of the Board and Chief Executive Officer, John V. Winfield, owns approximately 2.5% of the outstanding common shares of the Company. Mr. Winfield also serves as the President, Chairman of the Board and Chief Executive Officer of InterGroup and owns approximately 70.1% of the outstanding common shares of InterGroup as of June 30, 2025.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and Justice up to its dissolution in December 2021, at which time all subsidiaries of Justice became subsidiaries of Portsmouth as the Company replaced Justice as the single member of Justice’s subsidiaries where appropriate. All significant inter-company transactions and balances have been eliminated.

Investment in Hotel, Net

Property and equipment are stated at cost. Building improvements are depreciated on a straight-line basis over their useful lives ranging from 3 to 39 years. Furniture, fixtures, and equipment are depreciated on a straight-line basis over their useful lives ranging from 3 to 7 years.

Repairs and maintenance are charged to expense as incurred. Costs of significant renewals and improvements are capitalized and depreciated over the shorter of the remaining estimated useful life or life of the asset. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts; any resulting gain or loss is included in other income (expenses).

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with generally accepted accounting principles (“GAAP”). If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between the assets’ carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset’s remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. No impairment losses were recorded for the years ended June 30, 2025 and 2024.

Investment in Marketable Securities

Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading securities with all unrealized gains and losses on the Company’s investment portfolio recorded through the consolidated statements of operations.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased and are carried at cost, which approximates fair value. As of June 30, 2025 and 2024, the Company does not have any cash equivalents.

Restricted Cash

Restricted cash is comprised of amounts held by lenders for payment of real estate taxes, insurance, replacement and capital addition reserves for the Hotel.

Accounts Receivable - Hotel, Net

Accounts receivable from Hotel customers are carried at cost less an allowance for doubtful accounts that is based on management’s assessment of the collectability of accounts receivable. The net accounts receivable balance on July 1, 2023 was $418,000. As of June 30, 2025 and 2024, the Company has gross accounts receivable of $383,000 and $519,000 respectively, and allowance for doubtful accounts of $9,000 and $0, respectively. The Company extends unsecured credit to its customers but mitigates the associated credit risk by performing ongoing credit evaluations of its customers.

Other Assets

Other assets include prepaid insurance, prepaid expenses, other investments, net, and other miscellaneous assets.

Income Taxes

The Company consolidated Justice (“Hotel”) for financial reporting purposes up to its dissolution in December 2021 and was not taxed on its non-controlling interest in the Hotel. Effective July 15, 2021, the Company became the owner of 100% of Justice and began to include all the Hotel’s income and expense accounts into its income taxes calculations going forward. The income tax expense was $1,000 and $1,000, for the years ending June 30, 2025 and June 30, 2024, respectively, primarily due to the company’s full valuation allowance.

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

The Company accounts for its uncertain tax positions pursuant to ASC 740, Income Taxes. This guidance prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities, a benefit will be recognized at the largest amount that it believes is cumulatively greater than 50% likely to be realized. A table summarizing the Company’s uncertain positions is presented in the income tax footnote section. Further, any interest or penalties associated with uncertain tax positions shall be recorded in the income tax provision. As of June 30, 2025 and 2024, no interest and penalties were recorded.

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

Interest Rate Cap

The Company uses interest rate cap agreements to manage exposure to increases in interest rates on its variable-rate debt obligations. Interest rate cap premiums are recorded on the balance sheet at fair value on the date the agreements are executed and are subsequently remeasured to fair value at each reporting date.

All changes in fair value are recognized in earnings within other income (expense). The Company is required, pursuant to certain debt agreements, to maintain interest rate caps for specified periods or replace them upon expiration.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in Hotel operating expenses in the consolidated statements of operations. Advertising costs were $263,000 and $150,000 for the years ended June 30, 2025 and 2024, respectively.

Basic and Diluted Loss per Share

Basic loss per share is calculated based upon the weighted average number of common shares outstanding during each fiscal year. As of June 30, 2025 and 2024, the Company did not have any potentially dilutive securities outstanding.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Actual results may differ from those estimates. Management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets and when appropriate, records tax valuation allowances based on that evidence and estimates. As of June 30, 2025 based on taxable income that may be available under tax law the deferred taxed asset is not more likely than not to be realized.

Debt Issuance Costs

Debt issuance costs related to a recognized debt liability are presented in the consolidated balance sheets as a direct deduction from the carrying amount of the debt liability and are amortized over the life of the debt. Loan amortization costs are included in interest expense in the consolidated statements of operations.

Recently Issued and Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 202307”). We adopted ASU 2023-07 effective July 1, 2024 (fiscal 2025). The amendments expanded annual segment disclosure (including significant segment expenses and CODM measures) and will expand interim segment disclosures beginning in fiscal 2026. Adoption did not have a material impact on our consolidated financial statements, but resulted in enhanced segment disclosures.

In December 2023, the FASB issued ASU No 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 (our fiscal 2026). We expect the standard to expand our income tax rate reconciliation and cash taxes paid disclosures; we do not expect a material impact on our consolidated financial position or results of operations.

Going Concern

The consolidated financial statements have been prepared in accordance with U.S. GAAP and on a going concern basis, which assumes the Company will continue to operate in the normal course of business. Management evaluated the Company’s ability to continue as a going concern under ASC 205-40 for the twelve months following the issuance of these financial statements.

In prior filings (including the June 30, 2024 Form 10-K and subsequent Form 10-Q), maturities of the Company’s senior and mezzanine loans on January 1, 2024, together with related default notices, raised substantial doubt about the Company’s ability to continue as a going concern.

On March 28, 2025, the Company completed a comprehensive refinancing of its senior mortgage and a modification of its mezzanine debt, resulting in extended maturities, favorable interest terms, and improved covenant compliance. Since closing, the Company has remained current on all required debt service and continued property enhancements to support the Hotel’s competitive positioning (including renovation of additional guest rooms returned to inventory). In addition, in March 2025 and May 2025, the related-party facility with The InterGroup Corporation was amended to increase borrowing capacity to $40,000,000, extend maturity to July 31, 2027, and reduce the rate to 9%, providing a contingency source of liquidity without required monthly principal or interest payments prior to maturity.

Management evaluated the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements and concluded that the conditions and events that initially raised substantial doubt have been alleviated and that substantial doubt does not exist as of issuance. The financial statements are therefore prepared on a going-concern basis.

While management believes available liquidity and cash generation from operations are sufficient for near-term needs, uncertainties related to the San Francisco hospitality market and broader macroeconomic factors—including potential pressure on occupancy and RevPAR—could adversely affect liquidity if results underperform forecasts. Management will continue to monitor conditions and adjust operations as necessary. See MD&A — Going Concern — Portsmouth for additional discussion.

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

As a result, the Company experienced net cash used in operating activities of $2,148,000 as of June 30, 2025. In response to ongoing market pressures, the Company has adopted several capital preservation initiatives, including deferral of non-essential capital projects, temporary suspension of certain Hotel services, renegotiation of vendor agreements, and reduction of controllable operating expenses. During the same period, the Company continued to invest in property enhancements, incurring capital expenditure of $2,252,000 including the renovation of 14 additional guest rooms that had been converted from administrative offices to return them to inventory.

As of June 30, 2025, the Company had:

●	Cash and cash equivalents of $4,470,000 (compared to $3,511,000 as of June 30, 2024),
●	Restricted cash of $7,252,000 (compared to $1,264,000 as of June 30, 2024), and
●	Marketable securities, net of margin balances, of $127,000 (compared to $209,000 as of June 30, 2024).

These securities are considered liquid and available for short-term needs.

Related Party Financing

To supplement its liquidity position, the Company maintains access to an unsecured loan facility with its parent company, The InterGroup Corporation (“InterGroup”), a related party. The initial facility, dated July 2, 2014, has undergone several amendments.

In March 2025, the facility was amended to:

●	Increase the available borrowing capacity to $40,000,000, and
●	Extend the maturity date to July 31, 2027.

In May 2025, the facility was amended to:

●	Reduction of interest rate from 12% to 9%.

During the year ended June 30, 2025, the Company borrowed an additional $11,615,000 under this facility. As of June 30, 2025, the outstanding loan balance was $38,108,000, with no principal repayments made to date. Principal and accrued interest are due in full at maturity; no monthly principal or interest payments are required prior to that date.

To further enhance liquidity flexibility, the Company may consider amending its by-laws to authorize the issuance of additional shares for potential equity capital raises, should public market conditions permit.

Liquidity Outlook

The Company remains current on all debt service obligations, and management’s forecasts indicate adequate liquidity for the twelve-month period following the issuance of these financial statements.

Forward-looking risks remain primarily tied to the performance of the San Francisco hospitality market, including:

●	The pace of recovery in business travel,
●	Competitive dynamics among local hotels,
●	Broader municipal issues affecting the city’s perception among travelers, and
●	Potential impacts from macroeconomic trends on leisure travel demand.

Management will continue to monitor these market-specific conditions and adjust operations, capital allocation, and marketing strategies to maintain the Hotel’s competitive position.

The following table provides a summary as of June 30, 2025, of the Company’s material financial obligations which also includes interest:

		Year	Year	Year	Year	Year
	Total	2026	2027	2028	2029	2030	Thereafter
Mortgage notes payable	$103,300,000	$-	$103,300,000	$-	$-	$-	$-
Hilton/Aimbridge other notes payable	1,979,000	567,000	463,000	317,000	317,000	315,000	-
Related party notes payable	38,108,000	-	-	38,108,000	-	-	-
Interest mortgage notes payable	19,693,000	8,916,000	10,777,000	-	-	-	-
Interest related party notes payable	17,053,000	4,580,000	4,573,000	7,900,000	-	-	-
Total	$180,133,000	$14,063,000	$119,113,000	$46,325,000	$317,000	$315,000	$-

Mortgage Notes Payable

Operating entered into a $67,000,000 Mortgage Loan Agreement with Prime. The loan bears interest at SOFR + 4.75%, with a SOFR cap of 4.50%, and is interest-only through maturity. Matures April 9, 2027, with three one-year extension options, subject to satisfaction of financial and operational covenants. The Interest Rate Cap caps Term SOFR at 4.50% and has a notional amount equal to or greater than the outstanding principal balance of the loan. The Company paid a premium of approximately $136,000 for the cap at inception. The loan is secured by the Hotel. Mezzanine executed a modified Mezzanine Loan Agreement with CRED REIT Holdco LLC for a principal amount of $36,300,000. The loan accrues interest at a fixed rate of 7.25% per annum, on matching maturity and extension terms to the senior loan. The loan is secured by Mezzanine’s membership interest in Operating.

Related Party Notes Payable

Principal and accrued interest are due in full at maturity; no monthly principal or interest payments are required prior.

NOTE 3 - REVENUE

The following table presents our revenue disaggregated by revenue streams:

For the years ended June 30,	2025	2024
Hotel revenues:
Hotel rooms	$39,648,000	$35,239,000
Food and beverage	2,862,000	3,213,000
Garage	3,214,000	2,988,000
Other operating departments	639,000	446,000
Total Hotel revenue	$46,363,000	$41,886,000

Contract Assets and Liabilities

The Company does not have any material contract assets as of June 30, 2025 and 2024, other than trade and other receivables, net on our consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

The Company records contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities- Hotel on our consolidated balance sheets and had a balance of $370,000 at July 1, 2024. Contract liabilities were $505,000 as of June 30, 2025. The increase as of June 30, 2025, was primarily driven by an increase in advance deposits received from customers for services to be performed after June 30, 2025.

Contract liabilities were $370,000 as of June 30, 2024 compared to $290,000 as of June 30, 2023. The increase for the twelve months ended June 30, 2024 was primarily driven by an increase in advance deposits received from customers for services to be performed after June 30, 2024.

Contract Costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers are less than one year.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in Hotel consisted of the following as of:

		Accumulated	Net Book
June 30, 2025	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Finance lease ROU assets	1,805,000	(1,665,000)	140,000
Furniture and equipment	41,195,000	(33,248,000)	7,947,000
Building and improvements	60,136,000	(35,564,000)	24,572,000
Investment in Hotel, net	$104,260,000	$(70,477,000)	$33,783,000

		Accumulated	Net Book
June 30, 2024	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Finance lease ROU assets	1,805,000	(1,521,000)	284,000
Furniture and equipment	40,310,000	(31,396,000)	8,914,000
Building and improvements	58,769,000	(34,026,000)	24,743,000
Investment in Hotel, net	$102,008,000	$(66,943,000)	$35,065,000

Finance lease ROU assets, furniture and equipment are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 3 to 7 years, or amortized over the life of the lease, as applicable. Building and improvements are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 15 to 39 years.

Depreciation and amortization expense for the year ended June 30, 2025, and 2024 was $3,534,000 and $3,394,000, respectively.

There have been no material changes to these balances or related accounting policies during the periods presented.

NOTE 5 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also invested in income producing securities, which may include interests in real estate-based companies and REITs, with the objective of providing financial benefit to its shareholders through income and/or capital gain.

As of June 30, 2025 and 2024, all of the Company’s marketable securities were classified as trading securities. The change in the unrealized gains and losses on these investments is included in earnings. Trading securities are summarized as follows:

Investment	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Fair Value

As of June 30, 2025
Corporate
Equities	$112,000	$15,000	$-	$15,000	$127,000

As of June 30, 2024
Corporate
Equities	$207,000	$38,000	$(36,000)	$2,000	$209,000

As of June 30, 2025 and 2024, the Company had $15,000 and $2,000, respectively of unrealized gain related to securities held at those dates.

Net (loss) gain on marketable securities in the consolidated statements of operations is comprised of realized and unrealized gains and losses. Below is the breakdown of the two components for the years ended June 30, 2025 and 2024, respectively.

For the years ended June 30,	2025	2024
Realized loss on marketable securities	$(10,000)	$(39,000)
Unrealized gain (loss) on marketable securities	13,000	(83,000)
Net gain (loss) on marketable securities	$3,000	$(122,000)

Gain and losses on marketable securities may continue to fluctuate significantly from period to period, and past results are not necessarily indicative of future performance. There have been no material changes to these balances or related accounting policies during the periods presented.

NOTE 6 - FAIR VALUE MEASUREMENTS

The carrying values of the Company’s financial instruments that are not measured at fair value on a recurring basis approximate fair value due to their short maturities (including accounts receivable, other assets, accounts payable and other liabilities, due to securities broker and obligations for securities sold) or the nature and terms of the obligation (such as other notes payable and mortgage notes payable). Management has determined that there are no material differences between the carrying amounts and estimated fair values of these financial instruments as of June 30, 2025 and 2024.

The assets measured at fair value on a recurring basis are as follows:

		% of Total
As of June 30, 2025		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$127,000	100.0%

		% of Total
As of June 30, 2024		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$202,000	96.7%
Basic materials	7,000	3.3%
	$209,000	100.0%

The fair values of investments in marketable securities are classified as Level 1 within the fair value hierarchy and are determined using quoted prices in active markets for identical assets. Specifically, the fair value of each security is based on the most recently traded price at the balance sheet date.

On March 31, 2025, the Company, through its affiliate Justice Operating Company, LLC, entered into an interest rate cap agreement (the “Interest Rate Cap”) with Goldman Sachs Bank USA. The agreement was executed in connection with a variable-rate mortgage loan and is intended to economically limit the Company’s exposure to increases in Term SOFR. The Interest Rate Cap caps Term SOFR at 4.50% and has a notional amount equal to or greater than the outstanding principal balance of the loan. The Company paid a premium of approximately $136,000 for the cap at inception. Changes in the fair value of the Interest Rate Cap are recorded in Other Income (Expense) within the consolidated statements of operations.

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

The following table summarizes the fair value of the derivative instrument as of June 30, 2025:

Derivative Type	Notional Amount	Balance Sheet Classification	Fair Value	Fair Value Hierarchy
Interest Rate Cap	$67,000,000	Other Assets	$52,000	Level 2

There have been no material changes to the Company’s fair value measurement methodologies or classification of instruments during the periods presented.

NOTE 7 – OTHER ASSETS

Other assets consist of the following as of June 30:

	2025	2024
Inventory - Hotel	$42,000	$27,000
Prepaid expenses	572,000	540,000
Miscellaneous assets	277,000	267,000
Total other assets	$891,000	$834,000

There have been no material changes in the nature or classification of other assets during the periods presented.

NOTE 8 – RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of related party and other notes payable as of June 30, 2025 and 2024, respectively.

As of June 30,	2025	2024
Related party note payable - InterGroup	$38,108,000	$26,493,000
Other note payable - Hilton	1,583,000	1,742,000
Other note payable - Aimbridge	396,000	646,000
Total related party and other notes payable	$40,087,000	$28,881,000

On July 2, 2014, the Partnership secured an unsecured loan from InterGroup in the principal amount of $4,250,000, bearing a fixed annual interest rate of 12%, with no monthly principal or interest payments required prior to maturity. InterGroup also received a loan fee equal to 3% of the principal. The loan was prepayable at any time without penalty and was subsequently extended through July 31, 2023.

On December 16, 2020, the Partnership and InterGroup executed a loan modification agreement that increased the borrowing capacity, as needed, to a maximum of $10,000,000. Subsequently, on December 31, 2021, Portsmouth and InterGroup entered into a separate loan modification agreement, raising Portsmouth’s borrowing limit to $16,000,000. Following the dissolution of the Partnership in December 2021, Portsmouth assumed the outstanding loan obligation to InterGroup in the amount of $11,350,000.

In July 2023, the loan’s maturity date was extended to July 31, 2025, and the available borrowing capacity was increased to $20,000,000. In connection with this increase, the Company agreed to pay InterGroup a 0.5% loan modification fee on the additional $10,000,000.

In March 2024, another amendment raised the available borrowing limit to $30,000,000, subject again to a 0.5% modification fee on the $10,000,000 increase.

In March 2025, another amendment was executed, increasing Portsmouth’s borrowing capacity to $40,000,000 and extending the maturity date to July 31, 2027. In May 2025, the parties agreed to reduce the loan’s interest rate from 12% to 9%. Principal and accrued interest on the InterGroup loan are payable in full at maturity; no monthly principal or interest payments are required prior to that date. During the fiscal years ended June 30, 2025, and 2024, InterGroup advanced $11,615,000 and $10,793,000, respectively, to the Hotel to support its operations. As of June 30, 2025, and 2024, the amounts owed to InterGroup totaled $38,108,000 and $26,493,000, respectively. To date, the Company has not made any principal repayments or this note payable.

The Company’s Audit Committee and Board of Directors reviewed and approved the related party loan agreements with InterGroup in accordance with its related party transaction policy.

The Company may consider amending its by-laws to increase authorized shares and issue equity in public markets if needed, a measure that would be pursued as part of broader liquidity planning.

Note payable to Hilton (Franchisor) is a self-exhausting, interest free development incentive note which is reduced by approximately $317,000 annually through 2030 by Hilton if the Hotel remains a franchisee under the Hilton brand.

On February 1, 2017, Operating entered into a Hotel Management Agreement (“HMA”) with Aimbridge to manage the Hotel, with an effective takeover date of February 3, 2017. The term of the HMA is for an initial period of 10 years and automatically renews for up to five additional years in aggregate, subject to certain conditions. The HMA also provides for Aimbridge to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second anniversary of the takeover date. The unamortized portion of the key money in the amount of $396,000 and $646,000 at June 30, 2025 and 2024, respectively, is included in other notes payable in the consolidated balance sheets.

This related party financing arrangement, in conjunction with the successful refinancing discussed in Note 9, was a key factor in management’s conclusion – disclosed in Note 2 – that there is no longer substantial doubt about the Company’s ability to continue as a going concern.

Future minimum principal payments for all related party and other financing transactions are as follows:

For the years ending June 30,

2026	$567,000
2027	38,571,000
2028	317,000
2029	317,000
2030	315,000
Thereafter	-
$40,087,000

As of June 30, 2025 and 2024, the Company had accounts payable to related party of $16,634,000 and $11,515,000, respectively. These are amounts due to InterGroup and represent accrued interests and certain shared costs and expenses, primarily general and administrative expenses, rent, insurance, and other expenses.

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

B. Forbearance Agreements and Defaults

Due to the maturity of both loans on January 1, 2024, and the absence of full repayment by that date, the Company negotiated forbearance agreements with both lenders on April 29, 2024, as discussed in Note 2 – Liquidity.

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

●	Mortgage Loan: Operating entered into a $67,000,000 Mortgage Loan Agreement with Prime. The loan bears interest at SOFR + 4.75%, with a SOFR cap of 4.50%, and is interest-only through maturity. Matures April 9, 2027, with three one-year extension options, subject to satisfaction of financial and operational covenants. The loan is secured by the Hotel and required the purchase of an interest rate cap at inception, for which the Company paid a premium of approximately $136,000.
●	Mezzanine Loan: Mezzanine executed a modified Mezzanine Loan Agreement with CRED REIT Holdco LLC for a principal amount of $36,300,000 at a fixed rate of 7.25% per annum, on matching maturity and extension terms to the senior loan. The loan modifications were material in nature and therefore the transaction under ASC 470-50 accounted for as an extinguishment. The loan is secured by Mezzanine’s membership interest in Operating. The lender agreed to waive a forbearance fee of $245,000 and default interest of approximately $1.17 million, for a total waiver of $1.416 million. The waived amounts were recorded as a gain on extinguishment of debt.

Portsmouth continues to provide a limited guaranty in connection with both facilities. The Company is also subject to customary covenants, including financial ratios and affirmative obligations.

This successful refinancing, along with the mezzanine loan modification, was a key factor in management’s conclusion – discussed in Note 2 – that there is no longer substantial doubt about the Company’s ability to continue as a going concern.

D. Related Party Guarantee – InterGroup

Under the March 28, 2025 refinancing, guaranties tied to the prior loan structures were terminated. The current senior mortgage and amended mezzanine facilities are non-recourse subject to customary limited carve-outs and performance undertakings at the Portsmouth/operating-entity level. InterGroup is not a guarantor of these 2025 facilities.

E. DSCR and Lockbox Arrangements

Operating has not maintained compliance with the required Debt Service Coverage Ratio (“DSCR”) under both the original and refinanced loans. Operating did not maintain compliance with the required Debt Service Coverage Ratio (DSCR”) under the original December 2013 loan and is subject to ongoing DSCR requirements under the refinanced loans. Under the March 28, 2025, refinancing, a Cash Management Agreement with Prime Finance (“Lender”) and Wells Fargo Bank, N.A. (“Cash Management Bank”) requires that all Hotel cash receipts be deposited into a lender-controlled account. This lockbox arrangement remains in effect until DSCR conditions are met for two consecutive quarters. Funds are disbursed for approved operating expenses, debt service (including senior interest-only), and required reserves (insurance, real estate taxes, and furniture, fixtures and equipment) in accordance with lender-approved budgets. Excess cash, if any, is held in lender-controlled accounts for future interest-only payments to the Mezzanine lender, subject to certain conditions under the loan agreements with both lenders.

F. Governance and Related Party Disclosure

All members of Portsmouth’s Board of Directors — John V. Winfield, William J. Nance, John C. Love, Yvonne Murphy, and Steve H. Grunwald — also serve as directors of InterGroup. Mr. Winfield is Chairman of the Board and Chief Executive Officer of both Portsmouth and InterGroup. He served as Managing Director of Justice until its dissolution in December 2021.

Portsmouth encourages investments by its CEO and InterGroup in the same companies in which Portsmouth invests, as such alignment of interests places personal and affiliate capital at risk alongside Company capital.

As of June 30, 2025 and 2024, the Company had the following mortgages:

June 30, 2025	Interest Rate	Origination Date	Maturity Date
$67,000,000	SOFR (cap 4.50%) plus 4.75%	March 28, 2025	April 9, 2027
36,300,000	Fixed 7.25%	March 28, 2025	April 9, 2027
103,300,000	Mortgage notes payable - hotel
(1,781,000)	Net debt issuance costs
$101,519,000	Total mortgage notes payable - Hotel

June 30, 2024	Interest Rate	Origination Date	Maturity Date
$76,962,000	Fixed 5.28% plus 4% default rate	December 18, 2013	January 1, 2025
24,500,000	Fixed 7.25% plus 4% default rate	July 31, 2019	January 1, 2025
101,462,000	Mortgage notes payable - hotel
(679,000)	Net debt issuance costs
$100,783,000	Total mortgage notes payable - Hotel

NOTE 10 – MANAGEMENT AGREEMENTS

Operating entered into a hotel management agreement (“HMA”) with Aimbridge Hospitality to manage the Hotel, along with its five-level parking garage, with an effective date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the February 3, 2017 date and automatically renews for successive one (1) year periods, not to exceed five years in the aggregate, subject to certain conditions. Under the terms on the HMA, base management fee (“Basic Fee”) payable to Aimbridge is one and seven-tenths percent (1.70%) of total Hotel revenue. In addition to the Basic Fee, Aimbridge is entitled to an annual incentive fee for each fiscal year equal to ten percent (10%) of the amount by which Gross Operating Profit in the current fiscal year exceeds the previous fiscal year’s Gross Operating Profit.

For the fiscal years ended June 30, 2025 and 2024, hotel management fees were $783,000 and $706,000, respectively, and incentive fees of $0, for both years, offset by key money amortization of $250,000 for both years, which are included in Hotel operating expenses in the consolidated statements of operations. However, following discussions with Aimbridge regarding the impact of the COVID-19 pandemic on incentive fee eligibility, the parties agreed that no incentive fees were payable for fiscal years 2019 through 2023. Specifically, Aimbridge agreed to waive $1,030,134 in previously recorded incentive fees, and both parties established a performance threshold for future incentive fee eligibility of $15,257,301 in earnings before interest, taxes, depreciation, and amortization (“EBITDA”) which represents the EBITDA in 2017 when Aimbridge began managing the Hotel. As a result, the company recorded a reduction in Hotel operating expenses of $1,030,134 for the year ended June 30, 2025.

See also Note 8 – Related party and Other Financing Transactions for details on the key money incentive agreement with Aimbridge, and Note 15 – Commitments and Contingencies for additional obligations under the HMA.

NOTE 11 – CONCENTRATION OF CREDIT RISK

As of June 30, 2025 and 2024, all accounts receivables were related to Hotel customers. The Hotel had two customers that accounted for approximately 88%, or $237,000 of accounts receivable at June 30, 2025, and two customers that accounted for 98%, or $307,000 of accounts receivable at June 30, 2024.

The Company maintains its cash and cash equivalents and restricted cash with various financial institutions that are monitored regularly for credit quality. At times, such cash and cash equivalents holdings may exceed the Federal Deposit Insurance Corporation (“FDIC”) or other federally insured limits. Any loss incurred from, or a lack of access to, such funds could have significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

NOTE 12 - INCOME TAXES

The provision for income tax (expense) benefit consists of the following:

For the years ended June 30,	2025	2024
Federal
Current tax expense	$-	$-
Deferred tax expense	-	-
	-	-
State
Current tax expense	(1,000)	(1,000)
Deferred tax expense	-	-
	(1,000)	(1,000)
Income tax expense	$(1,000)	$(1,000)

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

For the years ended June 30,	2025	2024

Statutory federal tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	8.8%	8.8%
Provision to return adjustment	4.3%	-6.6%
Valuation allowance	-31.1%	-22.5%
Other	-3.0%	-0.7%
	0.0%	0.0%

The components of the Company’s deferred tax assets and (liabilities) as of June 30, 2025 and 2024 are as follows:

	2025	2024
Deferred tax assets
Net operating loss carryforward	$14,822,000	$14,359,000
Interest expense	6,385,000	5,157,000
Accruals and reserves	622,000	596,000
Depreciation	13,877,000	14,260,000
Related party interest	2,243,000	-
State tax credits	165,000	524,000
Capital loss carryforward	1,054,000	1,333,000
Other	1,000	111,000
Deferred tax assets before valuation allowance	39,169,000	36,340,000
Less Valuation allowance	(39,169,000)	(36,340,000)
Deferred tax assets after valuation allowance	-	-

Deferred tax liabilities
State taxes	-	-
	-	-
Net deferred tax assets	$-	$-

As of June 30, 2025, the Company had net operating loss (“NOL”) carryforwards of approximately $41,378,000 and $69,377,000 for federal and state purposes, respectively. Of the $41,378,000 federal NOL carryforwards, $14,707,000 expire in varying amounts through 2037 and $26,671,000 of post-2017 NOLs can be carried forward indefinitely. Note that the post-2017 NOLs may only offset 80% of future taxable income. The Company had capital loss carryforwards of $5,539,000 for federal and state purposes. The capital losses begin to expire in 2025 for both federal and state purposes. There are immaterial California state tax credits of $165,000 which expire in various years.

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

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns where such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions. As of June 30, 2025, it has been determined that the company had $1,665,000 of unrecognized tax benefits. No new uncertain tax positions were identified this year.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates and is subject to examination by federal, state and local jurisdictions, where applicable.

As of June 30, 2025, tax years beginning in fiscal year 2021 and 2020 remain open to examination by federal and state tax jurisdictions, respectively, and are subject to the statute of limitations.

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

Unrecognized Tax Benefits at June 30, 2024	$1,665,000
Increase in tax positions taken	-
Decrease in tax positions taken	-
Unrecognized Tax Benefits at June 30, 2025	$1,665,000

As of June 30, 2025 and June 30, 2024, the Company had unrecognized tax benefits, which would affect the effective tax rate if recognized. The unrecognized tax benefits are not expected to reverse within the next 12 months. Interest and penalties related to income tax matters are classified as a component of income tax expense. As of June 30, 2025 and June 30, 2024, no interest and penalties were recorded.

NOTE 13 - SEGMENT INFORMATION

The Company operates in two reportable segments: (i) the operation of the Hotel (“Hotel Operations”) and (ii) the investment of its cash in marketable securities and other investments (“Investment Transactions”). These segments reflect the manner in which management evaluates financial performance, allocates resources, and makes strategic decisions. Corporate expenses that are not allocated to segments are presented in “Other.”

CODM is a group of senior executives who collectively use segment income (loss) before interest expense, gain on extinguishment of debt, depreciation and amortization, and income taxes as the primary measure reviewed for evaluating performance and allocating resources. The significant expense categories regularly provided for Hotel operations include labor and related benefits, utilities, repairs and maintenance, marketing, and general and administrative costs. These expenses are included in “Segment operating expenses” in the table below.

Information below represents the Company’s reportable segments for the years ended June 30, 2025 and 2024, respectively. Segment loss from Hotel Operations includes the results of the Hotel and its five-level parking garage. Loss from Investments Transactions include net investment gain (loss), dividend and interest income, and investment-related expenses.

As of and for the year	Hotel	Investment
ended June 30, 2025	Operations	Transactions	Other	Total
Revenues	$46,363,000	$-	$-	$46,363,000
Operating expenses	(31,593,000)	-	-	(31,593,000)
Utilities	(3,210,000)	-	-	(3,210,000)
Real estate taxes	(1,912,000)	-	-	(1,912,000)
Insurance	(916,000)	-	-	(916,000)
General and administrative	-	-	(1,327,000)	(1,327,000)
Segment income (loss)	8,732,000	-	(1,327,000)	7,405,000
Interest expense - mortgage	(10,680,000)	-	-	(10,680,000)
Interest expense – related party	(3,570,000)	-	-	(3,570,000)
Gain on extinguishment of debt	1,416,000			1,416,000
Depreciation and amortization expense	(3,534,000)	-	-	(3,534,000)
Loss from investments	-	(146,000)	-	(146,000)
Income tax expense	-	-	(1,000)	(1,000)
Net loss	$(7,636,000)	$(146,000)	$(1,328,000)	$(9,110,000)
Total assets	$46,621,000	$127,000	$172,000	$46,920,000

As of and for the year	Hotel	Investment
ended June 30, 2024	Operations	Transactions	Other	Total
Revenues	$41,886,000	$-	$-	$41,886,000
Operating expenses	(30,363,000)	-	-	(30,363,000)
Utilities	(3,069,000)	-	-	(3,069,000)
Real estate taxes	(1,906,000)	-	-	(1,906,000)
Insurance	(801,000)	-	-	(801,000)
General and administrative	-	-	(1,682,000)	(1,682,000)
Segment income (loss)	5,747,000	-	(1,682,000)	4,065,000
Interest expense – mortgage	(9,407,000)	-	-	(9,407,000)
Interest expense – related party	(2,369,000)	-	-	(2,369,000)
Depreciation and amortization expense	(3,394,000)	-	-	(3,394,000)
Loss from investments	-	(269,000)	-	(269,000)
Income tax expense	-	-	(1,000)	(1,000)
Net loss	$(9,423,000)	$(269,000)	$(1,683,000)	$(11,375,000)
Total assets	$40,858,000	$209,000	$335,000	$41,402,000

NOTE 14 – RELATED PARTY TRANSACTIONS

Related Party Credit Facility – InterGroup

The Company maintains an unsecured revolving credit facility with its majority shareholder, The InterGroup Corporation (“InterGroup”). While the facility remains available, management is not currently relying on it to fund ongoing Hotel operations, which—following the March 28, 2025 refinancing—have been self-funding from operating cash flows.

Key modifications include:

●	December 2021: Portsmouth assumed $11.35 million in outstanding debt upon the dissolution of Justice Investors L.P.
●	July 2023: Increased available borrowings to $20,000,000 and extended maturity to July 31, 2025 with a 0.5% loan modification fee.
●	March 2024: Increased available borrowings to $30,000,000 with a 0.5% loan modification fee
●	March 2025: Further increased available borrowing capacity to $40,000,000 and extended the maturity to July 31, 2027.
●	May 2025: Reduction of interest rate from 12% to 9%.

The facility now bears interest at 9% and does not require monthly principal or interest payments; instead, accrued interest and principal are payable in full at maturity. The loan may be prepaid at any time without penalty. During the fiscal year ended June 30, 2025, the Company borrowed an additional $11,615,000 primarily to fund certain requirements due in connection with the Hotel’s March 2025 refinancing, including senior mortgage principal paydown, the establishment of lender-required $5 million escrow reserves for potential hotel operating shortfalls, and approximately $1.350 million in capital improvement reserves to complete the conversion of 14 guest rooms that had been used as administrative offices for decades and are now being returned to guest inventory. As of June 30, 2025, the outstanding balance was $38,108,000. The facility is maintained as a contingent source of liquidity; management currently expects to meet near-term working capital needs from operating cash flows and cash on hand.

The Company may also consider amending its by-laws to increase authorized shares and pursue public capital market offerings if deemed necessary to support liquidity.

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated between the Company and InterGroup based on management’s estimate of the pro rata utilization of resources. For the years ended June 30, 2025 and 2024, these expenses were approximately $144,000 for each year.

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Cash Management Agreement

In connection with the March 28, 2025 refinancing of the Hotel’s senior mortgage, Justice Operating Company, LLC (“Operating”) entered into a Cash Management Agreement with Prime Finance (lender) and Wells Fargo Bank, N.A. (cash management bank). Under this agreement, all Hotel receipts are deposited into a lender-controlled lockbox pursuant to a deposit account control agreement and swept to a cash management account maintained for the benefit of the lender. The cash management bank maintains subaccounts (including debt service, property tax, insurance, capital expenditure/FF&E, PIP, carry reserve, cash collateral, casualty/condemnation and security deposit subaccounts). On each monthly payment date, funds are applied in a set priority: (i) tax reserve, (ii) insurance reserve, (iii) bank fees, (iv) amounts due under the senior loan (interest and any other amounts due thereunder), (v) capital expenditure/FF&E reserve, (vi) approved operating expenses and custodial funds, and (vii) all remaining “available cash” to the carry reserve during the initial cash-management period or, thereafter, to the cash collateral subaccount, all in accordance with the loan documents. The account must maintain a minimum balance of $5,000. While no event of default exists, interest on balances (other than tax and insurance subaccounts) accrues to Operating; upon an event of default, the lender may direct application of all funds in any order to the debt. The agreement contains customary subordination of bank set-off rights, indemnities, New York governing-law and jury-trial-waiver provisions.

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

Since the opening of the Hotel as a full brand Hilton in January 2006, it has incurred monthly royalties, program fees and information technology recapture charges equal to a percentage of the Hotel’s gross room revenue. Fees for such services during fiscal year 2025 and 2024 totaled approximately $3,529,000 and $2,967,000, respectively.

Hotel Employees

The hotel operations had 187 employees as of June 30, 2025. On February 3, 2017, Aimbridge assumed all labor union agreements as agent for Hotel and Justice, and Justice provides all funding for all payroll and related costs. As of June 30, 2025, approximately 90% of those employees were represented by one of three labor unions, and their terms of employment were determined under various collective bargaining agreements (“CBAs”) to which Aimbridge was a party to as agent for Hotel and Justice. CBA for Local 2 (Hotel and Restaurant Employees) will expire on August 13, 2028. CBA for Local 856 (International Brotherhood of Teamsters) will expire on December 31, 2028. CBA for Local 39 (Stationary Engineers) will expire in July 2030.

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

Legal Matters

Portsmouth Square, Inc., through its operating company Justice Investors Operating Company, LLC, a Delaware limited liability company (the “Company”), is the owner of the real property located at 750 Kearny Street in San Francisco, currently improved with a 27 – story building which houses a Hilton Hotel (the “Property”). The Property was purchased and improved pursuant to the terms of a series of agreements with the City and County of San Francisco (the “City”) in the early 1970’s. The terms of the agreements and subsequent approvals and permits included a condition by which the Company was required to construct an ornamental overhead pedestrian bridge across Kearny Street, connecting the Property to a nearby City park and underground parking garage known as Portsmouth Square (the “Bridge”). Included in the approval process was the City’s issuance of a Major Encroachment Permit (“Permit”) allowing the Bridge to span over Kearney Street. As of May 24, 2022, the City has purported to revoke the Permit and on June 13, 2022, has directed the Company to submit a general bridge removal and restoration plan (the “Plan”) at the Company’s expense. The Company disputes the legality of the purported revocation of the Permit. The Company further disputes the existence of any legal or contractual obligation to remove the Bridge at its expense. In particular, representatives of the Company participated in meetings with the City on and at various times after August 1, 2019, to discuss a collaborative process for the possible removal of the Bridge. Until the purported revocation of the Permit in 2022, the City representatives repeatedly and consistently promised and agreed that the City will pay for the associated costs of any Bridge removal. Nevertheless, without waiving any rights, in an effort to understand all of the available options, and to provide a response to the City’s directives, the Company has engaged a Project Manager, a structural engineering firm and an architect to advise on the development of a Plan for the Bridge removal, as well as the reconstruction of the front of the Hilton Hotel. The Company has been working cooperatively with the City on the process for removal of the Bridge and its related physical encroachments, including obtaining regulatory approvals and permits. The Company is currently in discussion with the City regarding both the process and financial responsibility for the implementation of the Plan and reconstruction of the impacted portions of the Hotel. Those discussions are expected to continue at least through the third quarter of 2025. A final Plan is currently not expected to be completed and approved until the late fall or early winter of 2025, and permits for the Bridge demolition are unlikely to be obtained until early 2026. In that timeline, the Bridge demolition is unlikely to proceed until March of 2026 at the earliest.

The Company may be subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company will defend itself vigorously against any such claims. Management does not believe that the impact of such matters will have a material effect on the financial conditions or result of operations when resolved.

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date that the accompanying financial statements were issued, and has determined that no other material subsequent events that require adjustment to or disclosure in the financial statements exist through the date of this filing, except as disclosed below.

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill was enacted (“OBBBA”), introducing significant and wide-ranging changes to the U.S. federal tax system. Significant components include restoration of 100% accelerated tax depreciation on qualifying property including expansion to cover qualified production property.   Another major aspect incudes the return to immediate expensing of domestic research and experimental expenditures (“R&E”) which in some cases may include retroactive application back to 2021 for businesses with gross receipts of less than $31 million or accelerated tax deductions of R&E that was previously capitalized for larger businesses.  The legislation also reinstates EBITDA-based interest deductions for tax purposes and makes several business tax incentives permanent.  Less favorable business provisions include limitations on tax deductions for charitable contributions.

The Company is currently assessing the potential impact of this legislation on its future financial position, results of operations, and cash flows. In accordance with U.S. GAAP, the effects will be recognized in the period of enactment.

Other than the matter described above, the Company did not identify any subsequent events requiring recognition or additional disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with the Company’s independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the periods covered by this report.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15€ and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-K. Based upon such evaluation, management has concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed in this filing is accumulated and communicated to management, recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, the Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

1. pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company,

2. provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of its management and directors, and

3. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Management, including the Company’s Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of its internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on that evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2025.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm, pursuant to provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

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

Item 9B. Other Information.

During the three months ended June 30, 2025, no director or officer, of the Company has adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2025:

Name	Position with the Company	Age	Term to Expire

John V. Winfield	Chairman of the Board and Chief Executive Officer (1)	78	Fiscal 2025 Annual Meeting

Yvonne Murphy	Director	68	Fiscal 2025 Annual Meeting

John C. Love	Director (2)(3)(4)	85	Fiscal 2025 Annual Meeting

William J. Nance	Director (2)(3)	81	Fiscal 2025 Annual Meeting

Steve Grunwald	Director (1)(3)(4)	43	Fiscal 2025 Annual Meeting

Other Executive Officers:

David C. Gonzalez	President (1)	58	N/A

Jolie Kahn	Secretary	60	N/A

Ann Marie Blair	Treasurer, Controller (Principal Financial Officer). Ms. Blair was appointed effective July 6, 2023	38	N/A

(1) Member of Executive Strategic Real Estate and Securities Investment Committee

(2) Member of Audit Committee

(3) Member of Compensation Committee

(4) Member of Nominating Committee

Business Experience:

The principal occupation and business experience during the last five years for each of the Directors and Executive Officers of the Company are as follows:

John V. Winfield — Mr. Winfield was first elected to the Board in May 1996 and currently serves as Chairman and Chief Executive Officer. On May 24, 2021, Mr. Winfield resigned from his role as President. Mr. Winfield is also Chairman, President and CEO of InterGroup, Portsmouth’s parent company, and has held those positions since 1987. Mr. Winfield’s extensive entrepreneurial, investment, and leadership experience from serving as a chief executive officer and director of public companies support his role as a director.

David C. Gonzalez — Mr. Gonzalez was elected as President in May 2021 upon Mr. Winfield’s resignation. He was appointed Chief Operating Officer on May 31, 2023 and Vice President Real Estate of InterGroup from January 31, 2001 through May 31, 2023. Since 1989, Mr. Gonzalez has served in numerous capacities with InterGroup, including Controller and Director of Real Estate. He was appointed advisor of the Executive Strategic Real Estate and Securities Investment Committee of InterGroup and Portsmouth in February 2020.

Yvonne L. Murphy — Mrs. Murphy was elected to the Board of Portsmouth in October 2022 and served as a director at Portsmouth from March to December 2019. She has over 30 years of corporate management, legal research, and legislative lobbying experience, including service on Nevada Governor Kenny C. Guinn’s executive staff in Nevada and employment with Jones Vargas law firm. She participated in nine legislative sessions and held positions with RR Partners in its corporate and government affairs. Mrs. Murphy holds a Doctorate and MBA from the California Pacific University and serves as a volunteer board member for the Reno Philharmonic and Renown Health. Her extensive government affairs and business background supports her directorship. She has been a Director of InterGroup since 2014.

John C. Love — Mr. Love was appointed a Director of the Company on March 5, 1998. He is an international hospitality and tourism consultant, retired partner at Pannell Kerr Forster, and has taught hospitality management control systems and strategy at Golden Gate University and San Francisco State University for over 30 years. He is Chairman Emeritus of the Board of Trustees of Golden Gate University and the Executive Secretary of the Hotel and Restaurant Foundation. Mr. Love is also a Director of InterGroup. His CPA background, hospitality industry experience, and financial knowledge supports his directorship.

William J. Nance — Mr. Nance was first elected to the Board in May 1996. He has also served as a consultant in multi-family and commercial real estate transactions. A CPA, he was previously a Senior Accountant at Kenneth Leventhal & Company, specializing in REITs, restructuring, M&A, and all phases of real estate development and financing. Mr. Nance is a Director of InterGroup and Comstock Mining, Inc. His CPA credentials, real estate expertise and public company board service supports his directorship.

Steve H. Grunwald — Mr. Grunwald joined the Board in December 2019. He has over 15 years’ hospitality operations experience, including management of multiple hotel openings, renovations, and operations in Brussels. He holds a bachelor’s degree from Brussels Business Institute’s College of Hospitality and Tourism Management. His extensive hospitality industry experience supports his directorship. He has been a Director of InterGroup since October 2022.

Ann Marie Blair – Ms. Blair was appointed as Treasurer and Controller on July 6, 2023 and also serves in those roles for InterGroup. She was previously CFO in the advertising technology industry and holds a BS in Accounting and an MBA from Cumberland University. Ms. Blair began her career in 2010 in audit, specializing in financial institutions, where she developed deep expertise in financial reporting standards, risk management, and regulatory compliance. Over the course of her career, she has held progressively senior roles in accounting and finance, with a focus on financial operations, internal controls, and organizational leadership.

Family Relationships: There are no family relationships among directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings: No director or executive officer, or person nominated or chosen to become a director or executive officer, has been involved in any legal proceeding requiring disclosure.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires officers directors, and each beneficial owner of more than ten percent of the Company’s Common Stock to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all such forms.

Based solely on review of Forms 3 and 4 and amendments thereto furnished to the Company, and written representations from certain reporting persons that no Forms 5 were required, the Company believes all filing requirements for fiscal 2025 were met.

Code of Ethics.

The Company has adopted a Code of Ethics that applies to its executive officers, including its principal executive and financial officers as well as its Board of Directors. A copy is filed as Exhibit 14 to this Report, posted on the Portsmouth page of its parent company’s website at www.intgla.com, and available without charge upon request to: Portsmouth Square, Inc., Attn: Treasurer, 1516 S. Bundy Drive, Suite 200, Los Angeles, California 90025. The Company will promptly disclose any amendments or waivers on Form 8-K.

BOARD AND COMMITTEE INFORMATION

Portsmouth is an unlisted, Smaller Reporting Company under SEC rules. Except for Chairman and CEO John V. Winfield, all Directors are “independent” as defined by SEC and NASDAQ rules.

Procedures for Recommendations of Nominees to Board of Directors

There have been no changes to the procedures by which security holders may recommend nominees to the Board.

Audit Committee and Audit Committee Financial Expert

The Audit Committee is comprised of William J. Nance (Chairperson) and John C. Love, both independent directors under SEC and NASDAQ rules. Both qualify as audit committee financial experts based on their qualifications and business experience.

Item 11. Executive Compensation.

The following table provides summary information concerning compensation awarded to, earned by, or paid to the Company’s principal executive officer and other named executive officers whose total compensation exceeded $100,000 for all services rendered to the Company for each of the Company’s last two completed fiscal years ended June 30, 2025 and 2024. No stock awards, long-term compensation, options or stock appreciation rights were granted to any of the named executive officers during the last two fiscal years.

SUMMARY COMPENSATION TABLE

Annual Compensation
Name and	Fiscal				All Other
Principal Position	Year	Salary		Bonus	Compensation	Total

John V. Winfield	2025	$433,000	(1)	$-	$-	$433,000
Chairman and Chief Executive Officer	2024	$433,000	(1)	$-	$-	$433,000

David C. Gonzalez	2025	$173,000		$-	$-	$173,000
President	2024	$173,000		$-	$-	$173,000

(1) Amounts shown include $6,000 per year in regular Directors fees.

Portsmouth has no stock option plan or stock appreciation rights for its executive officers. The Company has no pension or long-term incentive plans. There are no employment contracts between Portsmouth and any executive officer, and there are no termination-of-employment or change-in-control arrangements.

Internal Revenue Code Limitations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provides that, in the case of a publicly held corporation, the corporation is not generally allowed to deduct remuneration paid to its chief executive officer and certain other highly compensated officers to the extent it exceeds $1,000,000 for the taxable year. Certain remuneration, however, is not subject to disallowance, including compensation paid on a commission basis and, if certain requirements prescribed by the Code are satisfied, other performance-based compensation. Since InterGroup and Portsmouth are each a public company, the $1,000,000 limitation applies separately to the compensation paid by each entity. For fiscal years 2025 and 2024, no compensation paid by the Company to its CEO or other executive officers was subject to the deduction disallowance prescribed by Section 162(m) of the Code.

DIRECTOR COMPENSATION

The following table provides information concerning compensation awarded to, earned by, or paid to the Company’s directors for the fiscal year ended June 30, 2025.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash		All Other Compensation	Total

Yvonne Murphy	$6,000		-	$6,000

John C. Love	$8,000	(1)	-	$8,000

William J. Nance	$8,000	(1)	-	$8,000

Steve H. Grunwald	$6,000		-	$6,000

John V. Winfield (2)	-		-	-

(1) Amounts shown include regular Board fees and Audit Committee fees.

(2) As an executive officer, Mr. Winfield’s director fees are reported in the Summary Compensation Table.

Each director is paid a Board retainer fee of $1,500 per quarter for a total annual compensation of $6,000. This policy has been in effect since July 1, 1985. Members of the Company’s Audit Committee also receive a fee of $500 per quarter. Directors and Committee members are also reimbursed for their out-of-pocket travel costs to attend meetings.

Change in Control or Other Arrangements

Except for the foregoing, there are no other arrangements for compensation of directors, no employment contracts between the Company and its directors, or any change-in control arrangements.

Outstanding Equity Awards at Fiscal Year End

The Company did not have any outstanding equity awards at the end of its fiscal year ended June 30, 2025 and has no equity compensation plans in effect.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 29, 2025, certain information regarding the beneficial ownership of Common Stock held by (i) persons or groups known by the Company to own more than five percent of the outstanding shares, (ii) each Director and Executive Officer, and (iii) all Directors and Executive Officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

John V. Winfield	18,641		2.5%
1516 S. Bundy Drive, Suite 200
Los Angeles, CA 90025

Yvonne Murphy	-		-
1516 S. Bundy Drive, Suite 200
Los Angeles, CA 90025

John C. Love	-		-
1516 S. Bundy Drive, Suite 200
Los Angeles, CA 90025

William J. Nance	-		-
1516 S. Bundy Drive, Suite 200
Los Angeles, CA 90025

Steve H. Grunwald	-		-
1516 S. Bundy Drive, Suite 200
Los Angeles, CA 90025

David C. Gonzalez	-		-
1516 S. Bundy Drive, Suite 200
Los Angeles, CA 90025

Ann Marie Blair	-		-
1516 S. Bundy Drive, Suite 200
Los Angeles, CA 90025

The InterGroup Corporation	556,944	(4)	75.9%
1516 S. Bundy Drive, Suite 200
Los Angeles, CA 90025

All of the above as a group	575,585		78.4%

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated based on 734,187 shares of Common Stock issued and outstanding as of September 29, 2025.

(4) As directors of InterGroup, Messrs. Winfield, Murphy, Love, Nance may direct the vote of the shares of Portsmouth owned by InterGroup.

Security Ownership of Management in Parent Corporation.

As Chairman of the Board and a 70.1% beneficial shareholder of InterGroup, Mr. Winfield has voting and dispositive power over the shares recorded as owned and beneficially held by InterGroup.

Changes in Control Arrangements.

There are no arrangements reasonably likely to result in a change in control of Portsmouth.

Securities Authorized for Issuance Under Equity Compensation Plans.

Portsmouth has had no securities authorized for issuance under any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of September 29, 2025, InterGroup and John V. Winfield owned 75.9% and 2.5% of the common stock of Portsmouth, respectively.

Although we maintain access to a related-party credit facility with InterGroup for additional financial flexibility we do not rely on that facility to fund ongoing operations. A loss of access could reduce our financial flexibility during periods of market stress. This unsecured facility, originally entered into in 2014 and subsequently modified, has undergone several amendments over time:

●	December 2021: Portsmouth assumed $11,350,000 in outstanding debt upon the dissolution of Justice Investors L.P.
●	July 2023: Increased available borrowings to $20,000,000 and extended maturity to July 31, 2025 with a 0.5% loan modification fee.
●	March 2024: Increased available borrowings to $30,000,000 with a 0.5% loan modification fee.
●	March 2025: Further increased available borrowing capacity to $40,000,000 and extended the maturity to July 31, 2027.
●	May 2025: Reduction of interest rate from 12% to 9%.

The facility now bears interest at 9% and does not require monthly principal or interest payments; accrued amounts are payable at maturity. It may be prepaid at any time without penalty. During the fiscal year ended June 30, 2025, the Company borrowed an additional $11,615,000 primarily to fund requirements related to the March 2025 Hotel refinancing, including senior mortgage principal reduction, $5 million escrow reserve required by the lender for potential hotel operating shortfalls, and approximately $1.350 million in capital improvement reserves for the renovation of 14 guest rooms converted from former administrative offices. As of that date, the outstanding balance was $38,108,000

The Company may also consider amending its by-laws to increase authorized shares and pursue public capital market offerings if deemed necessary to support liquidity.

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated among the Company and InterGroup based on management’s estimate of the pro rata utilization of resources. For the years ended June 30, 2025 and 2024, these expenses were approximately $144,000 for each year.

All of the Company’s Directors serve as directors of InterGroup. The Company’s President serves as Chief Operating Officer of InterGroup.

As Chairman of the Executive Strategic Real Estate and Securities Investment Committee and the Chief Executive Officer (CEO), John V. Winfield, directs the Company’s investment activity in public and private markets pursuant to authority granted by the Board. Mr. Winfield also serves as CEO, Chairman and President of InterGroup and oversees its investment activity. Depending on market conditions and risk factors, the CEO and InterGroup may, at times, invest in the same companies as the Company. Such investments align interests because they place the personal resources of the CEO and the resources of InterGroup at risk in substantially the same manner as the Company in connection with investment decisions.

There are no other relationships or related transactions between the Company and any of its officers, directors, five-percent security holders or their families that require disclosure.

Director Independence

Portsmouth is an unlisted company and a Smaller Reporting Company under the rules and regulations of the SEC. With the exception of the Company’s CEO, John V. Winfield, all of Portsmouth’s Board of Directors consists of “independent” directors as independence is defined by the applicable rules and regulations of the SEC.

Item 14. Principal Accounting Fees and Services.

On January 31, 2022, the Audit Committee retained WithumSmith+Brown, PC, PCAOB ID: 100 (“Withum”) as the Company’s independent registered public accounting firm. The aggregate fees billed for each of the last two fiscal years ended June 30, 2025 and 2024 for professional services rendered by Withum. These fees were billed for audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q reports, and services provided in connection with statutory and regulatory filings and engagements for those fiscal years.

	Fiscal Year
	2025	2024
Audit fees	$145,000	$95,000
Tax fees	31,000	21,000
Total	$176,000	$116,000

Audit Committee Pre-Approval Policies

The Audit Committee will pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent registered public accounting firm, subject to any de minimis exceptions allowed for certain non-audit services described in Section 10A(i)(1)(B) of the Exchange Act if such services are approved by the Committee before audit completion. The Committee may form and delegate authority to subcommittees consisting of one or more members, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals will be presented to the full Committee at its next scheduled meeting. All of the services described herein were approved by the Audit Committee pursuant to its pre-approval policies.

None of the hours expended on the independent registered public accounting firm’s engagement to audit the Company’s consolidated financial statements for the most recent fiscal year were attributed to work performed by persons other than the independent registered public accounting firm’s full-time permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8 of this Report at pages 23 through 43:

(a)(2) Financial Statement Schedules

All other schedules for which provision is made in Regulation S-X have been omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

(a)(3) Exhibits

Set forth below is an index of applicable exhibits filed with this report according to exhibit table number.

Exhibit Number	Description

3.(i)	Bylaws (amended February 16, 2000) *

3.(ii)	Articles of Incorporation*

4.	Instruments defining the rights of security holders including indentures (See Articles of Incorporation and Bylaws) *

10.	Material Contracts:

10.3	Franchise License Agreement, dated December 10, 2004, between Justice Investors Limited Partnership and Hilton Hotels (incorporated by reference to Exhibit 10.3 of the Company’s amended report on Form 10-K/A for the fiscal year ended June 30, 2011, as filed with the Commission on August 24, 2012). *

10.5	Management Agreement, dated February 1, 2017, between Justice Operating Company, LLC and Aimbridge Management Company, LLC. (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K Report for the fiscal year ended June 30, 2017, as filed with the Commission on October 13, 2017). *

10.6	Mortgage Loan Agreement, dated March 28, 2025, by and among Justice Operating Company, LLC and Prime Finance (portions redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K; certain schedules omitted pursuant to Item 601(a)(5)).

10.7	Amended and Restated Mezzanine Loan Agreement, dated March 28, 2025, by and among Justice Mezzanine Company, LLC and PCCP/CRED REIT Portions of this exhibit have been redacted because such information is not material and would be competitively harmful if publicly disclosed. Information where redactions have been made is marked with ***. Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided to the SEC upon request.

10.8	Cash Management Agreement, dated March 28, 2025, by and among Justice Operating Company, LLC, the senior lender and cash management bank. Portions of this exhibit have been redacted because such information is not material and would be competitively harmful if publicly disclosed. Information where redactions have been made is marked with ***. Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided to the SEC upon request.

14.	Code of Ethics (filed herewith).

19.	Insider trading policy.

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

97	Regarding Erroneously Awarded Compensation.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PORTSMOUTH SQUARE, INC.
(Registrant)

Date:	September 29, 2025	by	/s/ John V. Winfield
John V. Winfield,
Chairman of the Board and
Chief Executive Officer

Date:	September 29, 2025	by	/s/ Ann Marie Blair
Ann Marie Blair, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title and Position	Date

/s/ John V Winfield	Chief Executive Officer and Chairman	September 29, 2025
John V. Winfield	of the Board (Principal Executive Officer)

/s/ David C. Gonzalez	President, Advisor of Executive Strategic	September 29, 2025
David C. Gonzalez	Real Estate and Securities Investment Committee

/s/ Yvonne L. Murphy	Director	September 29, 2025
Yvonne L. Murphy

/s/ John C. Love	Director	September 29, 2025
John C. Love

/s/ William J. Nance	Director	September 29, 2025
William J. Nance

/s/ Steve H. Grunwald	Director	September 29, 2025
Steve H. Grunwald

