Form 10-Q
period 2025-09-30
PORTSMOUTH SQUARE INC
filed 2025-11-12
CIK 79661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The number of shares outstanding of registrant’s Common Stock, as of November 12, 2025 was 734,187.

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NONE	NONE	NONE

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025
As of	(unaudited)	June 30, 2025

ASSETS
Investment in Hotel, net	$33,883,000	$33,783,000
Investment in marketable securities	151,000	127,000
Cash and cash equivalents	4,337,000	4,470,000
Restricted cash	5,794,000	7,252,000
Accounts receivable, net	414,000	397,000
Other assets, net	595,000	891,000

Total assets	$45,174,000	$46,920,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities - Hotel	$12,244,000	$12,671,000
Accounts payable and other liabilities	135,000	129,000
Accounts payable to related party	17,788,000	16,634,000
Related party notes payable	38,108,000	38,108,000
Other notes payable	1,838,000	1,979,000
Mortgage notes payable, net	101,766,000	101,519,000

Total liabilities	171,879,000	171,040,000

Shareholders’ deficit:
Common stock, no par value: Authorized shares - 750,000; 734,187 shares issued and outstanding shares as of September 30, 2025 and June 30, 2025	2,092,000	2,092,000
Accumulated deficit	(128,797,000)	(126,212,000)
Total shareholders’ deficit	(126,705,000)	(124,120,000)

Total liabilities and shareholders’ deficit	$45,174,000	$46,920,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

For the three months ended September 30,	2025	2024

Revenue - Hotel	$12,418,000	$11,820,000

Costs and operating expenses
Hotel operating expenses	(10,481,000)	(8,792,000)
Hotel depreciation and amortization expense	(874,000)	(903,000)
General and administrative expense	(266,000)	(355,000)

Total costs and operating expenses	(11,621,000)	(10,050,000)

Income from operations	797,000	1,770,000

Other income (expense)
Interest expense - mortgage	(2,493,000)	(2,824,000)
Interest expense - related party	(872,000)	(824,000)
Net gain on marketable securities	23,000	41,000
Dividend and interest income	-	4,000
Trading and margin interest expense	(39,000)	(38,000)

Total other expense, net	(3,381,000)	(3,641,000)

Loss before income taxes	(2,584,000)	(1,871,000)
Income tax expense	(1,000)	(1,000)

Net loss	$(2,585,000)	$(1,872,000)

Basic and diluted net loss per share	$(3.52)	$(2.55)

Weighted average number of common shares outstanding - basic and diluted	734,187	734,187

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited)

				Total
	Common Stock		Accumulated	Shareholders’
	Shares	Amount	Deficit	Deficit

Balance at
July 1, 2025	734,187	$2,092,000	$(126,212,000)	$(124,120,000)

Net loss	-	-	(2,585,000)	(2,585,000)

Balance at
September 30, 2025	734,187	$2,092,000	$(128,797,000)	$(126,705,000)

				Total
	Common Stock		Accumulated	Shareholders’
	Shares	Amount	Deficit	Deficit

Balance at
July 1, 2024	734,187	$2,092,000	$(117,102,000)	$(115,010,000)

Net loss	-	-	(1,872,000)	(1,872,000)

Balance at
September 30, 2024	734,187	$2,092,000	$(118,974,000)	$(116,882,000)

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

For the three months ended September 30,	2025	2024

Cash flows from operating activities:
Net loss	$(2,585,000)	$(1,872,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Net unrealized gain on marketable securities	(23,000)	(51,000)
Amortization of other notes payable	(141,000)	16,000
Depreciation and amortization	874,000	903,000
Amortization of loan cost	247,000	340,000
Changes in operating assets and liabilities:
Investment in marketable securities	(1,000)	53,000
Accounts receivable	(17,000)	(87,000)
Other assets	296,000	127,000
Accounts payable and other liabilities - Hotel	(427,000)	2,305,000
Accounts payable and other liabilities	6,000	(439,000)
Accounts payable related party	1,154,000	1,663,000
Net cash (used in) provided by operating activities	(617,000)	2,958,000

Cash flows from investing activities:
Payments for hotel furniture, equipment and building improvements	(974,000)	(268,000)
Net cash used in investing activities	(974,000)	(268,000)

Cash flows from financing activities:
Payments of mortgage notes payable	-	(577,000)
Net cash used in financing activities	-	(577,000)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,591,000)	2,113,000
Cash, cash equivalents, and restricted cash at the beginning of the period	11,722,000	4,775,000
Cash, cash equivalents, and restricted cash at the end of the period	$10,131,000	$6,888,000

Supplemental information:
Interest paid	$1,556,000	$1,035,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of Portsmouth and the notes therein included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025. The June 30, 2025, condensed consolidated balance sheet was derived from the audited condensed consolidated balance sheet included in the Company’s Form 10-K for the year ended June 30, 2025.

The unaudited condensed consolidated financial statements include the accounts of our wholly owned and controlled subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

There have been no material changes to the Company’s significant accounting policies during the three months ended September 30, 2025. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 for a summary of the significant accounting policies.

Recently Issued and Adopted Accounting Pronouncements

Our Annual Report on Form 10-K for the year ended June 30, 2025, filed with the SEC on September 29, 2025, contains a discussion on the recently issued accounting pronouncements. As of September 30, 2025, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on the Company’s condensed consolidated financial statements.

Going Concern

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and on a going concern basis, which assumes the Company will continue to operate in the normal course of business. Management evaluates going concern in accordance with Accounting Standards Codification (“ASC”) 205-40 for the twelve months following the issuance of these condensed consolidated financial statements.

As disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025, management concluded that the conditions and events that had raised substantial doubt were alleviated as of that date as a result of the Company’s March 28, 2025 refinancing of its senior mortgage and mezzanine debt, which resulted in extended maturities, favorable interest terms, and improved covenant compliance. Since closing, the Company has remained current on all required debt service and continued property enhancements intended to support the Hilton San Francisco Financial District hotel’s (“Hotel”) competitive positioning (See Note 10 – Mortgage Notes Payable and Mezzanine Financing). In addition, in March 2025 and May 2025, the related-party facility with The InterGroup Corporation was amended to increase borrowing capacity to $40,000,000, extend maturity to July 31, 2027, and reduce the rate to 9%, providing a contingency source of liquidity without required monthly principal or interest payments prior to maturity (See Note 9 – Related Party and Other Financing Transactions).

Management re-evaluated the Company’s liquidity as of September 30, 2025, and concluded that no conditions or events exist that raise substantial doubt about the Company’s ability to continue as a going concern for at least the next twelve months following issuance.

NOTE 2 - LIQUIDITY

See Note 1 – Basis of Presentation and Significant Accounting Policies (Going Concern) (ASC 205-40) for management’s going concern assessment, including the prior conditions/events, the actions taken, the assessment outcome, and related risks.

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

As a result, the Company experienced net cash used in operating activities of approximately $617,000 for the three months ended September 30, 2025. In response to ongoing market pressures, the Company has adopted several capital preservation initiatives, including deferral of non-essential capital projects, temporary suspension of certain Hotel services, renegotiation of vendor agreements, and reduction of controllable operating expenses. During the quarter, the Company continued to invest in property enhancements, incurring capital expenditures totaling approximately $974,000. These expenditures included the renovation of 14 guest rooms, which had previously been utilized as administrative offices and were returned to the Company’s available room inventory upon completion.

As of September 30, 2025, the Company had:

●	Cash and cash equivalents of $4,337,000 (compared to $4,470,000 as of June 30, 2025),
●	Restricted cash of $5,794,000 (compared to $7,252,000 as of June 30, 2025), and
●	Marketable securities, net of margin balances, of $151,000 (compared to $127,000 as of June 30, 2025).

These securities are considered liquid and available for short-term needs.

Summary of Related Party Financing (See Note 9 for full details)

To supplement its liquidity position, the Company maintains access to an unsecured loan facility with its parent company, The InterGroup Corporation (“InterGroup”), a related party. The initial facility, dated July 2, 2014, has undergone several amendments.

In March 2025, the facility was amended to:

●	Increase the available borrowing capacity to $40,000,000, and
●	Extend the maturity date to July 31, 2027.

In May 2025, the facility was amended to:

●	Reduce the interest rate from 12% to 9%.

During the three months ended September 30, 2025, the Company had no additional borrowings under this facility. As of September 30, 2025, the outstanding loan balance was $38,108,000, with no principal repayments made to date. Principal and accrued interest are due in full at maturity; no monthly principal or interest payments are required prior to that date. See Note 9 – Related Party and Other Financing Transactions.

To further enhance liquidity flexibility, the Company may consider amending its by-laws to authorize the issuance of additional shares for potential equity capital raises, should public market conditions permit.

Liquidity Outlook

The Company remains current on all debt service obligations, and management’s forecasts indicate adequate liquidity for the twelve-month period following the issuance of these condensed consolidated financial statements.

Forward-looking risks remain primarily tied to the performance of the San Francisco hospitality market, including:

●	The pace of recovery in business travel,
●	Competitive dynamics among local hotels,
●	Broader municipal issues affecting the city’s perception among travelers, and
●	Potential impacts from macroeconomic trends on leisure travel demand.

Management will continue to monitor these market-specific conditions and adjust operations, capital allocation, and marketing strategies to maintain the Hotel’s competitive position.

The following table provides a summary as of September 30, 2025, of the Company’s material financial obligations which also includes interest payments:

		9 Months	Year	Year	Year	Year
	Total	2026	2027	2028	2029	2030	Thereafter
Mortgage notes payable	$103,300,000	$-	$103,300,000	$-	$-	$-	$-
Hilton/Aimbridge other notes payable	$1,838,000	$425,000	$463,000	$317,000	$317,000	$316,000	$-
Related party notes payable	38,108,000	-	-	38,108,000	-	-	-
Interest mortgage notes payable	18,107,000	6,657,000	11,450,000	-	-	-	-
Interest related party note payable	16,775,000	3,430,000	4,573,000	8,772,000	-	-	-
Total	$178,128,000	$10,512,000	$119,786,000	$47,197,000	$317,000	$316,000	$-

Mortgage Notes Payable

See Note 10 – Mortgage Notes Payable and Mezzanine Financing for current facility terms, maturities, covenants, and cash-management provisions.

Related Party Notes Payable

See Note 9 – Related Party and Other Financing Transactions for additional information on the InterGroup revolving credit facility.

NOTE 3 – REVENUE

The following table presents our revenues disaggregated by revenue streams.

For the three months ended September 30,	2025	2024
Hotel revenues:
Hotel rooms	$10,428,000	$10,110,000
Food and beverage	912,000	733,000
Garage	900,000	875,000
Other operating departments	178,000	102,000
Total Hotel revenue	$12,418,000	$11,820,000

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

● Non-cancelable room reservations and banquet or conference reservations represent a series of distinct goods or services provided over time and satisfied as each distinct good or service is provided, generally recognized daily over the stay or as banquet/conference services are rendered.

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

Contract Assets and Liabilities

The Company does not have any material contract assets as of September 30, 2025 and June 30, 2025, other than trade and other receivables, net on our condensed consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

The Company records contract liabilities when cash payments are received or due in advance of guests staying at our Hotel, which are presented within accounts payable and other liabilities- Hotel on our condensed consolidated balance sheets and had a balance of $505,000 at July 1, 2025. Contract liabilities were $637,000 as of September 30, 2025. The increase as of September 30, 2025, was primarily driven by an increase in advance deposits received from customers for services to be performed after September 30, 2025. During the three months ended September 30, 2025, we recognized $336,000 of revenue that was included in the contract liability balance at July 1, 2025.

Contract liabilities were $370,000 as of July 1, 2024 and decreased to $337,000 as of September 30, 2024. During the three months ended September 30, 2024, we recognized $319,000 of revenue that was included in the contract liability balance at July 1, 2024.

Contract Costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers are generally less than one year.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in Hotel consists of the following as of the dates presented:

		Accumulated	Net Book
September 30, 2025	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Finance lease ROU assets	1,805,000	(1,694,000)	111,000
Furniture and equipment	42,168,000	(33,707,000)	8,461,000
Building and improvements	60,136,000	(35,949,000)	24,187,000
Investment in Hotel, net	$105,233,000	$(71,350,000)	$33,883,000

		Accumulated	Net Book
June 30, 2025	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Finance lease ROU assets	1,805,000	(1,665,000)	140,000
Furniture and equipment	41,195,000	(33,248,000)	7,947,000
Building and improvements	60,136,000	(35,564,000)	24,572,000
Investment in Hotel, net	$104,260,000	$(70,477,000)	$33,783,000

Finance lease right-of-use (“ROU”) assets, furniture and equipment are stated at cost and depreciated on a straight-line basis over estimated useful lives of approximately 3 to 7 years (finance lease ROU assets are amortized over the shorter of the asset’s useful life or the lease term). Building and building improvements are stated at cost and depreciated on a straight-line basis over estimated useful lives of approximately 15 to 39 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Construction-in-progress is not depreciated until the assets are placed in service.

Depreciation expense for the three months ended September 30, 2025 and 2024 was $874,000 and $903,000, respectively.

As discussed in Note 2 – Liquidity, the Company continued property enhancements during the quarter, including renovation of 14 guest rooms that were returned to available room inventory upon completion.

NOTE 5 - INVESTMENT IN MARKETABLE SECURITIES, NET

The Company’s investment in marketable securities consists primarily of corporate equity securities. The Company has also invested in income-producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

As of September 30, 2025, and June 30, 2025, all the Company’s marketable equity securities are measured at fair value with changes recognized in earnings (ASC 321). The changes in unrealized gains and losses on these investments are included in earnings. The portfolio is held in a brokerage account and may be subject to margin; see Note 2 for amounts “net of margin balances.”

Investment	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Fair Value

As of September 30, 2025
Corporate
Equities	$112,000	$39,000	$-	$39,000	$151,000

As of June 30, 2025
Corporate
Equities	$112,000	$15,000	$-	$15,000	$127,000

Net gain (loss) on marketable securities on the condensed consolidated statements of operations is comprised of both realized and unrealized gain and losses. The breakdown of these components for the three months ended September 30, 2025 and 2024 is as follows:

For the three months ended September 30,	2025	2024
Realized loss on marketable securities, net	$-	$(10,000)
Unrealized gain on marketable securities, net	23,000	51,000
Net gain on marketable securities	$23,000	$41,000

NOTE 6 - FAIR VALUE MEASUREMENTS

The carrying values of the Company’s financial instruments that are not required to be carried at fair value on a recurring basis approximate fair value due to their short maturities (i.e., accounts receivable, other assets, accounts payable and other liabilities, due to securities broker and obligations for securities sold) or the nature and terms of the obligation (i.e., other notes payable and mortgage notes payable). See Note 9 and Note 10 for additional information on these obligations.

The assets and liabilities measured at fair value on a recurring basis are as follows:

	September 30, 2025	June 30, 2025
As of	Total - Level 1	Total - Level 1
Assets:
Investment in marketable securities:
REITs and real estate companies	$151,000	$127,000

Recurring fair value measurements.

●	Marketable equity securities (Level 1): Quoted prices in active markets for identical assets.
●	Interest rate cap (Level 2): Valued using observable inputs including forward Terms SOFR curves and implied volatilities from third-party pricing services; incorporates counterparty nonperformance risk where applicable.

In March 2025, the Company, through its affiliate Justice Operating Company, LLC, entered into an interest rate cap agreement (the “Interest Rate Cap”) with Goldman Sachs Bank USA in connection with a variable-rate mortgage loan. The Interest Rate Cap limits Term SOFR to 4.50% and has a notional amount equal to or greater than the outstanding principal balance of the loan. The Company paid a premium of approximately $136,000 at inception. Changes in the fair value of the Interest Rate Cap are recorded in Other Income (Expense) in the condensed consolidated statements of operations. The Interest Rate Cap is not designated as a hedging instrument under ASC 815 and is accounted for at fair value, with changes in fair value recognized in earnings each reporting period. The cap is classified as a Level 2 within the ASC 820 fair value hierarchy.

The following table summarizes the fair value of the derivative instrument as of September 30, 2025:

Derivative Type	Notional Amount	Balance Sheet Classification	Fair Value	Fair Value Hierarchy
Interest Rate Cap	$67,000,000	Other Assets	$14,000	Level 2

The Company did not record any material nonrecurring fair value measurements (e.g., long-lived asset impairments) during the three months ended September 30, 2025 or 2024. See Note 4 for discussion of long-lived assets.

There have been no material changes to the Company’s fair value measurement methodologies or classification of instruments during the periods presented, and there were no transfers between levels 1, 2, and 3 during the three months ended September 30, 2025 or 2024.

NOTE 7 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	September 30,	June 30,
As of	2025	2025
Cash and cash equivalents	$4,337,000	$4,470,000
Restricted cash	5,794,000	7,252,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$10,131,000	$11,722,000

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less at the date of purchase. Amounts are recorded within “cash and cash equivalents” on the condensed consolidated balance sheets.

Restricted cash consists primarily of funds held in lender-controlled accounts (lockbox/cash-management structure) related to the Hotel’s mortgage and mezzanine financing, including escrows and reserves for real estate taxes and insurance, replacement/FF&E and capital additions, and other amounts required by the loan agreements. Restricted cash is presented within current or noncurrent assets on the condensed consolidated balance sheets based on the expected timing of use. See Note 10 – Mortgage Notes Payable and Mezzanine Financing for additional information about the cash-management/lockbox provisions.

Cash, cash equivalents and restricted cash as presented in the condensed consolidated statements of cash flows equal the sum of these line items on the condensed consolidated balance sheets.

NOTE 8 - SEGMENT INFORMATION

The Company operates in two reportable segments, the operation of the Hotel (“Hotel Operations”) and the investment of its cash in marketable securities and other investments (“Investment Transactions”). These two operating segments, as presented in the condensed consolidated financial statements, reflect how management internally reviews each segment’s performance. Corporate expenses that are not allocated to segments are presented in (“Corporate”). Management also makes operational and strategic decisions based on this same information.

CODM is a group of senior executives who collectively use segment income (loss) before interest expense, gain on extinguishment of debt, depreciation and amortization, and income taxes as the primary measure reviewed for evaluating performance and allocating resources. The significant expense categories regularly provided for Hotel operations include labor and related benefits, utilities, repairs and maintenance, marketing, and general and administrative costs. These expenses are included in “Segment operating expenses” in the table below.

Information below represents reporting segments for the three months ended September 30, 2025 and 2024, respectively. Segment loss from Hotel operations consists of the operation of the Hotel and operation of the garage. Loss from investments consists of net investment gain (loss), dividend and interest income and investment related expenses.

For the three months	Hotel	Investment
ended September 30, 2025	Operations	Transactions	Corporate	Total
Revenues	$12,418,000	$-	$-	$12,418,000
Operating expenses	(9,167,000)	-	-	(9,167,000)
Utilities	(546,000)	-	-	(546,000)
Real estate taxes	(492,000)	-	-	(492,000)
General & administrative	(276,000)	-	(266,000)	(542,000)
Segment income (loss)	1,937,000	-	(266,000)	1,671,000
Interest expense - mortgage	(2,493,000)	-	-	(2,493,000)
Interest expense - related party	(872,000)	-	-	(872,000)
Depreciation and amortization expense	(874,000)	-	-	(874,000)
Loss from investments	-	(16,000)	-	(16,000)
Income tax expense	-	-	(1,000)	(1,000)
Net loss	$(2,302,000)	$(16,000)	$(267,000)	$(2,585,000)
Total assets	$44,828,000	$151,000	$195,000	$45,174,000

As of and for the three months	Hotel	Investment
ended September 30, 2024	Operations	Transactions	Corporate	Total
Revenues	$11,820,000	$-	$-	$11,820,000
Operating expenses	(7,479,000)	-	-	(7,479,000)
Utilities	(585,000)	-	-	(585,000)
Real estate taxes	(527,000)	-	-	(527,000)
General & administrative	(201,000)	-	(355,000)	(556,000)
Segment income (loss)	3,028,000	-	(355,000)	2,673,000
Interest expense - mortgage	(2,824,000)	-	-	(2,824,000)
Interest expense - related party	(824,000)	-	-	(824,000)
Depreciation and amortization expense	(903,000)	-	-	(903,000)
Income from investments	-	7,000	-	7,000
Income tax expense	-	-	(1,000)	(1,000)
Net (loss) income	$(1,523,000)	$7,000	$(356,000)	$(1,872,000)
Total assets	$42,244,000	$207,000	$387,000	$42,838,000

NOTE 9 - RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of related party and other notes payable as of September 30, 2025, and June 30, 2025, respectively:

As of	September 30, 2025	June 30, 2025
Related party note payable - InterGroup	$38,108,000	$38,108,000
Other note payable - Hilton	1,504,000	1,583,000
Other note payable - Aimbridge	334,000	396,000
Total related party and other notes payable	$39,946,000	$40,087,000

InterGroup Revolving Credit Facility (Related Party)

On July 2, 2014, the Partnership secured an unsecured loan from The InterGroup Corporation (“InterGroup”), a related party, in the principal amount of $4,250,000, bearing a fixed annual interest rate of 12%, with no monthly principal or interest payments required prior to maturity. InterGroup also received a loan fee equal to 3% of the principal. The loan was prepayable at any time without penalty and was extended through July 31, 2023. On December 16, 2020, the borrowing capacity was increased to $10,000,000. On December 31, 2021, following dissolution of the Partnership, Portsmouth assumed the outstanding obligation and its borrowing limit increased to $16,000,000.

In July 2023, maturity was extended to July 31, 2025, and capacity increased to $20,000,000 (0.5% modification fee). In March 2024, capacity increased to $30,000,000 (additional 0.5% modification fee on the incremental $10,000,000). In March 2025, capacity increased to $40,000,000 and maturity was extended to July 31, 2027. In May 2025, interest rate was reduced to 9%. Principal and accrued interest are due at maturity; no monthly principal or interest payments are required prior to that date. As of September 30, 2025, the outstanding balance was $38,108,000. To date, the Company has not made any principal repayments on this note payable. Note 2 – Liquidity (summary) and Note 10 – Mortgage Notes Payable and Mezzanine Financing (cash-management provisions).

Hilton Development Incentive (Other Financing)

The note payable to Hilton (Franchisor) is a self-exhausting, interest-free development incentive that is reduced by approximately $317,000 annually through 2030 while the Company remains a Hilton franchisee.

Hotel Management Key Money

Under the February 1, 2017, Hotel Management Agreement (“HMA”) with Aimbridge Hospitality, Aimbridge advanced $2,000,000 of key money for capital improvements. The key money is amortized in equal monthly amounts over eight (8) years beginning on the second anniversary of the takeover date. The unamortized balance was $334,000 and $396,000 at September 30, 2025, and June 30, 2025, respectively, and is included in other notes payable in the condensed consolidated balance sheets.

Future minimum principal payments for all related party and other financing transactions are as follows:

For the year ending June 30,
2026 (9 months)	$425,000
2027	463,000
2028	38,425,000
2029	317,000
2030	316,000
Thereafter	-
$39,946,000

As of September 30, 2025 and June 30, 2025, the Company had accounts payable to InterGroup of $17,788,000 and $16,634,000, respectively, representing accrued interest and certain shared costs and expenses, primarily general and administrative expenses, rent, insurance, and other expenses.

Ownership and Governance

As of September 30, 2025, InterGroup owned approximately 75.9% of the outstanding common shares of Portsmouth, and John V. Winfield owned approximately 2.5% of Portsmouth’s outstanding common shares. Mr. Winfield also serves as the President, Chairman of the Board and Chief Executive Officer of InterGroup and owns approximately 70.2% of InterGroup’s outstanding common shares as of that date. All members of Portsmouth’s Board of Directors — John V. Winfield, William J. Nance, John C. Love, Yvonne Murphy, and Steve Grunwald — also serve as directors of InterGroup. Mr. Winfield served as Managing Director of Justice until its dissolution in December 2021. The Company’s President David C. Gonzalez also serves as Chief Operating Officer of InterGroup.

All related-party transactions are reviewed in accordance with the Company’s related-party transaction policy.

NOTE 10 – MORTGAGE NOTES PAYABLE AND MEZZANINE FINANCING

For management’s going-concern evaluation under ASC 205-40 (prior conditions/events, actions taken, assessment outcome, and risks), see Note 1 – Basis of Presentation and Significant Accounting Policies (Going Concern). For the related-party revolving credit facility with The InterGroup Corporation, see Note 9 – Related Party and Other Financing Transactions.

A. Mortgage and Mezzanine Loan History

In December 2013, Justice Investors Limited Partnership (“Justice”), then a consolidated subsidiary of Portsmouth Square, Inc., obtained a $97,000,000 senior mortgage loan (fixed 5.275%) and a $20,000,000 mezzanine loan (fixed 9.75%) to fund the redemption of limited partnership interests and repay a prior $42,940,000 mortgage loan. The senior loan required interest-only payments through January 2017, then amortized on a 30-year schedule to maturity on January 1, 2024.

The mezzanine loan was secured by the membership interests of Justice Operating Company, LLC (“Operating”) held by Justice Mezzanine, LLC (“Mezzanine”) and was subordinated to the senior mortgage. In July 2019, the mezzanine loan was refinanced with CRED REIT Holdco LLC (“Mezzanine Lender”) at $20,000,000, fixed 7.25%, co-term with the senior loan (maturity January 1, 2024).

As of June 30, 2024, the outstanding mortgage loan balance was $76,962,000. As of December 31, 2024, the outstanding balance was $75,789,000.

B. Forbearance Agreements and Defaults Notices (2024-January 2025)

On April 29, 2024, the Company entered into forbearance agreements, effective through January 1, 2025, with (i) the senior mortgage lender, which required a 10% principal paydown ($8.59 million), a 1% forbearance fee ($0.86 million), and a 4% default interest accrual; and (ii) the mezzanine lender, which advanced $4.5 million toward the senior paydown, charged a 1% forbearance fee ($0.245 million), and also accrued default interest at 4%. The senior lender issued a Notice of Termination on January 3, 2025, and the mezzanine lender issued a Notice of Default on January 14, 2025.

The prior facilities were fully retired upon refinancing on March 28, 2025 (see Section C). In connection with the March 28, 2025 refinancing, the Company recognized a gain of approximately $1.416 million for the quarter ended March 31, 2025, primarily related to the mezzanine lender’s forgiveness of accrued default interest and the forbearance fee. The senior facility’s accrued default interest and forbearance fee were paid at refinancing, and the credit facility was retired.

C. Refinancing Completed March 28, 2025 (Current Facilities)

On March 28, 2025, the Company refinanced the senior mortgage and modified the mezzanine loan, fully retiring the prior facility.

●	Senior Mortgage (Prime Finance): Operating entered into a $67,000,000 Mortgage Loan Agreement with Prime Finance (“Prime”). Interest is Term SOFR + 4.75% with a SOFR cap of 4.50%. The loan is interest-only through maturity; initial term to April 9, 2027, with three one-year extension options subject to satisfaction of specified financial and operational covenants. An interest-rate cap (notional equal to or greater than the outstanding principal) was purchased at inception (premium approximately $136,000). The loan is secured by the Hilton San Francisco Financial District (the “Hotel”). See Note 6 for fair value measurement of the interest rate cap.
●	Mezzanine Loan (CRED REIT Holdco LLC): Mezzanine executed an amended and restated Mezzanine Loan Agreement for $36,300,000 at a fixed 7.25% rate, with maturity and potential extension terms matching the senior loan. The Mezzanine loan is secured by Mezzanine’s membership interest in Operating.
●	Guaranties and covenants: Portsmouth provides a limited guaranty in connection with both facilities. The Loan Agreements include customary covenants, representations and warranties, and events of default.
●	Status: Since the March 28, 2025 closing, the Company has remained current on required debt service and continues to operate under the covenants and cash-management provisions described below.

D. Cash-Management/Lockbox and DSCR Provisions

The Loan Agreements include a lender-controlled cash-management/lockbox arrangement pursuant to which Hotel receipts are deposited into controlled accounts and disbursed in accordance with approved budgets and waterfall provisions. Distributions are subject to DSCR and other conditions specified in the Loan Agreements. These cash-management provisions remain in effect under the current facilities.

E. Maturities and Interest (Summary)

●	Senior Mortgage: $67,000,000 original principal; interest Term SOFR + 4.75% (with SOFR cap 4.50%); interest-only; initial maturity April 9, 2027; three one-year extension options (subject to conditions).
●	Mezzanine: $36,300,000; 7.25% fixed; co-term/co-extension with senior.
●	Security: Senior – Hotel; Mezzanine – membership interest in Operating
●	Guarantor: Portsmouth (limited guaranty).

NOTE 11 – ACCOUNTS PAYABLE AND OTHER LIABILITIES

The following summarizes the balance of accounts payable and other liabilities as of September 30, 2025, and June 30, 2025, respectively:

As of	September 30, 2025	June 30, 2025

Trade payable	$1,959,000	$1,944,000
Advance deposits	637,000	519,000
Property tax payable	492,000	-
Payroll and related accruals	3,401,000	2,975,000
Mortgage interest payable	3,974,000	3,283,000
Withholding and other taxes payable	1,096,000	1,597,000
Franchise fees	367,000	1,649,000
Management fees payable	166,000	604,000
Other payables	287,000	229,000
Total accounts payable and other liabilities	$12,379,000	$12,800,000

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date that the accompanying condensed consolidated financial statements were issued, and determined that no events occurred during the subsequent event evaluation period that require recognition or additional disclosure in the accompanying Condensed Consolidated Financial Statements. The evaluation period extends through the date of issuance, November 12, 2025.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, including anticipated repayment of certain of the Company’s indebtedness, the impact on our business and financial condition, the effects of competition, the effects of future legislation or regulations and other non-historical statements, as well as the impact of macroeconomic factors (including inflation, increases in interest rates, potential economic slowdown or a recession and geopolitical conflicts). Forward-looking statements include all statements that are not historical facts, and in some cases, can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events.

Such statements are subject to certain risks and uncertainties. These risks and uncertainties include, but are not limited to, the following: national and worldwide economic conditions, including the impact of recessionary conditions on tourism, travel and the lodging industry; the impact of terrorism and war on the national and international economies, including tourism, securities markets, energy and fuel costs; natural disasters; general economic conditions and competition in the hotel industry in the San Francisco area; seasonality, labor relations and labor disruptions; actual and threatened pandemics and other public health events; the ability to obtain financing at favorable interest rates and terms; securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, including under “Risk Factors.”. These risks and uncertainties could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events, except as required by law.

RESULTS OF OPERATIONS

The Company’s principal source of revenue continues to be derived from its ownership in Operating, inclusive of Hotel room revenue, food and beverage revenue, garage revenue, and revenue from other operating departments. Operating owns the Hotel and related facilities, including a five-level underground parking garage. The financial statements of Operating have been consolidated with those of the Company.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

The Company had a net loss of $2,585,000 for the three months ended September 30, 2025 compared to a net loss of $1,872,000 for the three months ended September 30, 2024. The increase in loss is primarily attributable to the absence of an management incentive fee waiver that reduced expenses in the prior-year quarter and to higher related-party accrued interest expense due to a higher outstanding balance with InterGroup. See Note 9 – Related-Party and Other Financing Transactions.

Hotel Operations

The Company had a net loss from Hotel operations of $2,302,000 for the three months ended September 30, 2025 compared to a net loss of $1,523,000 for the three months ended September 30, 2024. The increase in loss is primarily attributable to the absence of a management incentive fee waiver that reduced expenses in the prior-year quarter and to higher compensation costs under new labor union agreements.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended September 30, 2025 and 2024:

For the three months ended September 30,	2025	2024
Hotel revenues:
Hotel rooms	$10,428,000	$10,110,000
Food and beverage	912,000	733,000
Garage	900,000	875,000
Other operating departments	178,000	102,000
Total Hotel revenues	12,418,000	11,820,000
Operating expenses excluding depreciation and amortization	(10,481,000)	(8,792,000)
Operating income before interest, depreciation and amortization	1,937,000	3,028,000
Interest expense - mortgage	(2,493,000)	(2,824,000)
Interest expense - related party	(872,000)	(824,000)
Depreciation and amortization expense	(874,000)	(903,000)
Net loss from Hotel operations	$(2,302,000)	$(1,523,000)

For the three months ended September 30, 2025, the Hotel had operating income of $1,937,000 before interest expense, depreciation, and amortization on total operating revenues of $12,418,000. For the three months ended September 30, 2024, the Hotel had operating income of $3,028,000 before interest expense, depreciation, and amortization on total operating revenues of $11,820,000.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the three months ended September 30, 2025 and 2024.

Three Months Ended September 30,	Average Daily Rate	Average Occupancy %	RevPAR

2025	$218	95%	$207
2024	$210	96%	$202

The Hotel’s revenues increased by 5.1% this quarter compared to the prior-year period (from $11,820,000 to $12,418,000). Average daily rate increased by $8, average occupancy decreased by 1.0%, and RevPAR increased by $5 for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Investment Transactions

The Company recorded a net gain on marketable securities of $23,000 for the three months ended September 30, 2025 compared to a net gain of $41,000 for the three months ended September 30, 2024 (unrealized gain of $23,000 in 2025; unrealized gain of $51,000 and realized loss of $10,000 in 2024). Given the modest size of the portfolio ($151,000 at September 30, 2025 and $127,000 at June 30, 2025, each net of margin balances), period-to-period activity in marketable securities is not expected to be material to the Company’s consolidated results of operations or liquidity. See Note 5 - Investment in Marketable Securities, Net.

Tax Estimates

We record a tax benefit for a position only if we think it’s more likely than not to hold up under audit, and we measure that benefit conservatively. Audits or changes in tax laws can change our conclusions and, in turn, our results. The Company recognized income tax expense of $1,000 for each of the three months ended September 30, 2025 and 2024. These amounts represent the income tax effect on the Company’s pretax loss, which includes the operations of the Hotel.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of September 30, 2025 and June 30, 2025 by selected industry groups.

		% of Total
As of September 30, 2025		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$151,000	100.0%

		% of Total
As of June 30, 2025		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$127,000	100.0%

The following table shows the net loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended September 30,	2025	2024
Net gain on marketable securities	$23,000	$41,000
Dividend and interest income	-	4,000
Trading and management expenses	(39,000)	(38,000)
	$(16,000)	$7,000

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL SOURCES

The Company had cash, cash equivalents and restricted cash of $10,131,000 and $11,722,000 as of September 30, 2025 and June 30, 2025, respectively. The Company had marketable securities, net of margin due to securities broker, of $151,000 and $127,000 as of September 30, 2025, and June 30, 2025, respectively. These marketable securities are short-term investments and readily convertible to cash and are not material to the Company’s overall liquidity. See Note 7 (restricted cash lockbox) and Note 5 (marketable securities).

Related Party Credit Facility – InterGroup

The Company maintains an unsecured related-party revolving credit facility with its majority shareholder, The InterGroup Corporation (“InterGroup”), originally established in 2014 and amended multiple times. While the facility remains available, management is not currently relying on it to fund ongoing Hotel operations, which – following the March 28, 2025 refinancing – have been self-funding from operating cash flows.

Key modifications include:

●	December 2021: Portsmouth assumed $11.35 million in outstanding debt upon the dissolution of Justice Investors L.P.
●	July 2023: Increased available borrowings to $20,000,000 and extended maturity to July 31, 2025 with a 0.5% loan modification fee.
●	March 2024: Increased available borrowings to $30,000,000 with additional 0.5% modification fee on the incremental $10,000,000.
●	March 2025: Further increased available borrowing capacity to $40,000,000 and extended the maturity to July 31, 2027.
●	May 2025: Reduced the interest rate from 12% to 9%.

The facility now bears 9% annual interest, is interest-only, and may be prepaid at any time without penalty. During the fiscal year ended June 30, 2025, the Company borrowed an additional $11,615,000. As of September 30, 2025, the outstanding balance was $38,108,000. The facility is maintained as a contingency source of liquidity; management currently expects to satisfy near-term working capital needs from operating cash flows and cash on hand. See Note 9 – Related-Party and Other Financing Transactions.

The Company may also consider amending its by-laws to increase authorized shares and pursue public capital market offerings if deemed necessary to support liquidity.

Refinancing Accounting Effects (FY2025)

In connection with the March 28, 2025 refinancing, the Company recognized a gain of approximately $1.416 million for the quarter ended March 31, 2025, primarily related to the mezzanine lender’s forgiveness of accrued default interest and the forbearance fee; the senior facility’s accrued default interest and forbearance fee were paid at refinancing, and that credit facility was retired. See Note 10.

Liquidity Requirements

The Company’s short-term liquidity needs include:

●	Hotel operating costs, including payroll, utilities, franchise and management fees,
●	Corporate overhead and tax obligations,
●	Interest payments and required loan maintenance under both senior and mezzanine debt agreements, and
●	Routine repair and maintenance capital expenditures at the Hotel.

Long-term liquidity requirements include:

●	Scheduled debt maturities, including those disclosed in Note 9 and 10, and
●	Capital improvements to maintain the competitiveness and operational standards of the Hotel under its Hilton franchise agreement.

The Company intends to meet these obligations using a combination of:

●	Available cash on hand,
●	Operating cash flows,
●	Availability under the InterGroup related-party revolving credit facility, if needed; and
●	Other potential financing or equity alternatives.

Management’s Liquidity Assessment

The Company has taken proactive steps to stabilize its liquidity profile, including:

●	Completion of a refinancing of its senior and mezzanine debt in March 2025,
●	Continuing cost controls and selective capital expenditure deferrals,

●	Maintenance of access to related-party financing capacity; and
●	Maintenance of a lender-controlled lockbox cash management system (see Note 10 – Mortgage Notes Payable and Mezzanine Financing).

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

Capital Expenditures

During the three months ended September 30, 2025, the Company incurred approximately $974,000 of capital expenditures, primarily related to guest-room renovations and returning 14 rooms previously used as administrative offices and other uses, to available inventory. The Company expects to continue selective investments intended to maintain brand standards and Hotel’s competitive positioning, subject to liquidity and covenant considerations. See Note 4 – Investment in Hotel, net.

Going Concern

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025, management concluded that conditions giving rise to substantial doubt were alleviated as of March 28, 2025 following the refinancing of the senior mortgage and restated mezzanine loan. Management has reevaluated conditions as of the issuance date of these interim financial statements and concluded that no conditions or events exist that raise substantial doubt under ASC 205-40. See Note 1 – Basis of Presentation (Going Concern).

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of September 30, 2025, of the Company’s material financial obligations which also includes interest:

	Total	9 Months 2026	Year 2027	Year 2028	Year 2029	Year 2030	Thereafter
Mortgage notes payable	$103,300,000	$-	$103,300,000	$-	$-	$-	$-
Hilton/Aimbridge other notes payable	1,838,000	425,000	463,000	317,000	317,000	316,000	-
Related party notes payable	38,108,000	-	-	38,108,000	-	-	-
Interest mortgage notes payable	18,107,000	6,657,000	11,450,000	-	-	-	-
Interest related party notes payable	16,775,000	3,430,000	4,573,000	8,772,000	-	-	-
Total	$178,128,000	$10,512,000	$119,786,000	$47,197,000	$317,000	$316,000	$-

Mortgage Notes Payable

Operating entered into a $67,000,000 Mortgage Loan Agreement with Prime Finance. The loan bears interest at Term SOFR + 4.75%, with a SOFR cap of 4.50%, and is interest-only through maturity. The loan initially matures on April 9, 2027, with three one-year extension options, subject to satisfaction of financial and operational covenants. The interest-rate cap caps Term SOFR at 4.50% and has a notional amount equal to or greater than the outstanding principal balance of the loan. The Company paid a premium of approximately $136,000 for the cap at inception. The loan is secured by the Hotel. Mezzanine executed a restated and amended Mezzanine Loan Agreement with CRED REIT Holdco LLC for a principal amount of $36,300,000. The loan accrues interest at a fixed rate of 7.25% per annum, with matching maturity and extension terms to the senior loan. The loan is secured by Mezzanine’s membership interest in Operating. See Note 10 – Mortgage Notes Payable and Mezzanine Financing.

Related-Party Notes Payable

Principal and accrued interest are due in full at maturity; no monthly principal or interest payments are required prior to maturity. See Note 9 – Related-Party and Other Financing Transactions.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2025, the Company had no material off-balance sheet arrangements.

IMPACT OF INFLATION

Hotel room rates are typically impacted by supply and demand factors, not inflation, since rental of a hotel room is usually for a limited number of nights. Room rates can be, and usually are, adjusted to account for inflationary cost increases. Since Aimbridge has the power and ability under the terms of its management agreement to adjust Hotel room rates on an ongoing basis, there should be minimal impact on the Company’s revenues due to inflation. For the two most recent fiscal years, the impact of inflation on the Company’s income has not been viewed by management as material.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the portrayal of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an ongoing basis, including those related to the consolidation of our subsidiaries, recognition of our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the three months ended September 30, 2025.

INCOME TAXES

We apply ASC 740 to account for income taxes. Significant judgment is required to estimate the future tax consequences of events recognized in our condensed consolidated financial statements and tax returns, including the realizability of deferred tax assets and the effects of changes in tax laws or their interpretation. Our income tax returns are subject to examination by the IRS and other taxing authorities; changes in our assessment of these matters could materially affect our consolidated financial statements. We evaluate tax positions taken or expected to be taken on a tax return and recognize benefits only when it is more-likely-than-not that the position will be sustained upon examination, based on the technical merits and assuming full knowledge by the taxing authority. For positions that meet this threshold, the recognized benefit is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. Positions that do not meet the recognition threshold are not recognized. Estimates, assumptions, and judgments are inherent in these evaluations, and changes in our assessments could materially affect our consolidated financial statements. We recognize interest and penalties related to uncertain tax positions in income tax expense.

DEFERRED INCOME TAXES – VALUATION ALLOWANCE

We assess the realizability of deferred tax assets (“DTA”) each reporting period on a jurisdiction-by-jurisdiction basis. A valuation allowance is recorded when it is more-likely-than not that some or all DTAs will not be realized. In forming this conclusion, we weigh all available positive and negative evidence, placing significant weight on objectively verifiable evidence, including recent financial results.

Cumulative pre-tax losses over the preceding three years constitute significant negative evidence that DTAs may not be realizable, while cumulative pre-tax income provides objective positive evidence of our ability to generate taxable income. Consistent with GAAP, when there is a recent history of pre-tax losses, limited or no weight is placed on forecasts in assessing DTA realizability. When relevant, we use systematic and logical scheduling to estimate the timing of reversal of temporary differences (i.e., when deferred tax liabilities will generate taxable income and when DTAs will generate deductions). These assessments require assumptions and judgements and are inherently complex and subjective. Significant judgment will also be required to determine the timing and amount of any future release of the valuation allowance should our evidence change.

HOTEL ASSETS AND DEFINITE-LIVED INTANGIBLE ASSETS

We review hotel property and equipment and definite-lived intangible assets (together, “long-lived assets”) each quarter and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We generally assess recoverability at the property (asset-group) level – the lowest level for which identifiable cash flows are largely independent.

When indicators of impairment exist, we compare the carrying amount to the sum of the asset group’s undiscounted cash flows expected from use and eventual disposition. If not recoverable we measure an impairment loss as the excess of carrying amount over fair value. Fair value is estimated using market and/or income approaches, which require significant judgment, including assumptions about occupancy, ADR/RevPAR, operating margins, required capital expenditures, terminal values, and market discount and capitalization rates. Our indicators of impairment assessment considers industry conditions, property location, market dynamics, historical performance, and property-specific facts available at the time; conclusions may vary period to period as facts change.

Changes in economic or operating conditions could result in future impairment charges. Historically, changes in estimates used in our process have not resulted in material subsequent-period impairment charges.

There were no indicators of impairment for our hotel investments or definite-lived intangible assets, and no impairment losses were recorded for the three months ended September 30, 2025 and 2024, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a “smaller reporting company” and therefore we are not required to provide information required by this Item.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of the end of that date, the Company’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management as appropriate.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Portsmouth Square, Inc., through Justice Investors Operating Company, LLC (the “Company”), owns the real property at 750 Kearny Street in San Francisco, which is improved with a 27-story building that houses a Hilton-branded hotel (the “Property”). In connection with City approvals in the early 1970s, the Company constructed an ornamental overhead pedestrian bridge spanning Kearny Street to the City’s Portsmouth Square park and underground garage (the “Bridge”), pursuant in part to a Major Encroachment Permit (the “Permit”).

On May 24, 2022, the City purported to revoke the Permit and, on June 13, 2022, directed the Company to submit a general bridge removal and site restoration plan (the “Plan”) at the Company’s expense. The Company disputes the legality of the purported revocation and the existence of any obligation to fund removal. Company representatives participated in meetings with the City on and after August 1, 2019 regarding a potential collaborative removal process; until the 2022 purported revocation, City representatives repeatedly indicated that the City would bear the costs of any removal.

Without waiving any rights, and to evaluate available options and respond to the City’s directives, the Company has engaged a project manager, structural engineer, and architect to advise on the Plan for Bridge removal and reconstruction of the Property’s Kearny Street frontage. The Company continues to work with the City on approvals and permits and is discussing both process and financial responsibility. Those discussions are expected to continue at least through the fourth quarter of 2025. A final Plan is not expected to be completed and approved until winter 2025; permits for Bridge demolition are unlikely to be obtained in the first quarter of 2026, and demolition is unlikely to commence before June 2026.

At this time, the Company cannot reasonably estimate a loss or range of loss related to this matter, and no liability has been recorded. If and when an estimate becomes reasonably possible, the Company will record an accrual or disclose a range of reasonably possible loss, as appropriate.

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

Item 5. OTHER INFORMATION

There have been no events that are required to be reported under this Item.

Item 6. EXHIBITS

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.	INS Inline XBRL Instance Document

101.	SCH Inline XBRL Taxonomy Extension Schema

101.	CAL Inline XBRL Taxonomy Extension Calculation Linkbase

101.	DEF Inline XBRL Taxonomy Extension Definition Linkbase

101.	LAB Inline XBRL Taxonomy Extension Label Linkbase

101.	PRE Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTSMOUTH SQUARE, INC.
(Registrant)

Date:	November 12, 2025	by	/s/ John V. Winfield
John V. Winfield
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2025	by	/s/ Ann Marie Blair
Ann Marie Blair
Principal Financial Officer

- 26 -