Form 10-Q
period 2025-12-31
PORTSMOUTH SQUARE INC
filed 2026-02-12
CIK 79661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

The number of shares outstanding of registrant’s Common Stock, as of February 12, 2026 was 734,187.

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NONE	NONE	NONE

PART 1

FINANCIAL INFORMATION

Item 1 – condensed consolidated financial statements

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2025
As of	(unaudited)	June 30, 2025
ASSETS
Investment in Hotel, net	$33,426,000	$33,783,000
Investment in marketable securities	145,000	127,000
Cash and cash equivalents	3,408,000	4,470,000
Restricted cash	5,314,000	7,252,000
Accounts receivable, net	162,000	397,000
Other assets, net	1,156,000	891,000
Total assets	$43,611,000	$46,920,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities - Hotel	$11,660,000	$12,671,000
Accounts payable and other liabilities	202,000	129,000
Accounts payable to related party	18,928,000	16,634,000
Related party notes payable	38,108,000	38,108,000
Other notes payable	1,696,000	1,979,000
Mortgage notes payable, net	102,013,000	101,519,000
Total liabilities	172,607,000	171,040,000

Shareholders’ deficit:
Common stock, no par value: Authorized shares - 750,000; 734,187 shares issued and outstanding shares as of December 31, 2025 and June 30, 2025	2,092,000	2,092,000
Accumulated deficit	(131,088,000)	(126,212,000)
Total shareholders’ deficit	(128,996,000)	(124,120,000)

Total liabilities and shareholders’ deficit	$43,611,000	$46,920,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the three months ended December 31,	2025	2024

Revenue - Hotel	$12,661,000	$9,965,000

Costs and operating expenses
Hotel operating expenses	(10,427,000)	(9,055,000)
Hotel depreciation and amortization expense	(914,000)	(878,000)
General and administrative expense	(316,000)	(296,000)

Total costs and operating expenses	(11,657,000)	(10,229,000)

Income (loss) from operations	1,004,000	(264,000)

Other income (expense)
Interest expense - mortgage	(2,385,000)	(2,845,000)
Interest expense - related party	(864,000)	(857,000)
Net loss on marketable securities	(6,000)	(33,000)
Dividend and interest income	-	3,000
Trading and margin interest expense	(40,000)	(40,000)

Total other expense, net	(3,295,000)	(3,772,000)

Net loss	$(2,291,000)	$(4,036,000)

Basic and diluted net loss per share	$(3.12)	$(5.50)

Weighted average number of common shares outstanding - basic and diluted	734,187	734,187

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the six months ended December 31,	2025	2024

Revenue - Hotel	$25,079,000	$21,785,000

Costs and operating expenses
Hotel operating expenses	(20,908,000)	(17,847,000)
Hotel depreciation and amortization expense	(1,788,000)	(1,781,000)
General and administrative expense	(582,000)	(651,000)

Total costs and operating expenses	(23,278,000)	(20,279,000)

Income from operations	1,801,000	1,506,000

Other income (expense)
Interest expense - mortgage	(4,878,000)	(5,669,000)
Interest expense - related party	(1,736,000)	(1,681,000)
Net gain on marketable securities	17,000	8,000
Dividend and interest income	-	7,000
Trading and margin interest expense	(79,000)	(78,000)

Total other expense, net	(6,676,000)	(7,413,000)

Loss before income taxes	(4,875,000)	(5,907,000)
Income tax expense	(1,000)	(1,000)

Net loss	$(4,876,000)	$(5,908,000)

Basic and diluted net loss per share	$(6.64)	$(8.05)

Weighted average number of common shares outstanding-basic and diluted	734,187	734,187

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Deficit

Balance at July 1, 2025	734,187	$2,092,000	$(126,212,000)	$(124,120,000)

Net loss	-	-	(2,585,000)	(2,585,000)

Balance at September 30, 2025	734,187	2,092,000	(128,797,000)	(126,705,000)

Net loss	-	-	(2,291,000)	(2,291,000)

Balance at December 31, 2025	734,187	$2,092,000	$(131,088,000)	$(128,996,000)

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Deficit

Balance at July 1, 2024	734,187	$2,092,000	$(117,102,000)	$(115,010,000)

Net loss	-	-	(1,872,000)	(1,872,000)

Balance at September 30, 2024	734,187	2,092,000	(118,974,000)	(116,882,000)

Net loss	-	-	(4,036,000)	(4,036,000)

Balance at December 31, 2024	734,187	$2,092,000	$(123,010,000)	$(120,918,000)

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the six months ended December 31,	2025	2024
Cash flows from operating activities:
Net loss	$(4,876,000)	$(5,908,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss (gain) on marketable securities	(17,000)	6,000
Depreciation and amortization	1,788,000	1,781,000
Amortization of loan costs	494,000	680,000
Amortization of other notes payable	(283,000)	(125,000)
Changes in operating assets and liabilities:
Investment in marketable securities	(1,000)	65,000
Accounts receivable	235,000	198,000
Other assets	(265,000)	(362,000)
Accounts payable and other liabilities - Hotel	(1,011,000)	2,342,000
Accounts payable and other liabilities	73,000	(1,090,000)
Accounts payable related party	2,294,000	2,390,000
Net cash used in operating activities	(1,569,000)	(23,000)

Cash flows from investing activities:
Payments for hotel furniture, equipment and building improvements	(1,431,000)	(614,000)
Net cash used in investing activities	(1,431,000)	(614,000)

Cash flows from financing activities:
Proceeds from related party note payable	-	1,129,000
Payments of mortgage notes payable	-	(1,174,000)
Net cash used in financing activities	-	(45,000)

Net decrease in cash, cash equivalents, and restricted cash	(3,000,000)	(682,000)
Cash, cash equivalents, and restricted cash at the beginning of the period	11,722,000	4,775,000
Cash, cash equivalents, and restricted cash at the end of the period	$8,722,000	$4,093,000

Supplemental information:
Interest paid	$3,053,000	$2,051,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

There have been no material changes to the Company’s significant accounting policies during the six months ended December 31, 2025. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 for a summary of the significant accounting policies.

Recently Issued and Adopted Accounting Pronouncements

Our Annual Report on Form 10-K for the year ended June 30, 2025, filed with the SEC on September 29, 2025, contains a discussion on the recently issued accounting pronouncements. As of December 31, 2025, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on the Company’s condensed consolidated financial statements.

Going Concern

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and on a going concern basis, which assumes the Company will continue to operate in the normal course of business. Management evaluates going concern in accordance with Accounting Standards Codification (“ASC”) 205-40 for the twelve months following the issuance of these condensed consolidated financial statements.

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

Management re-evaluated the Company’s liquidity as of December 31, 2025, and concluded that no conditions or events exist that raise substantial doubt about the Company’s ability to continue as a going concern for at least the next twelve months following issuance.

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

As a result, the Company experienced net cash used in operating activities of approximately $1,569,000 for the six months ended December 31, 2025. In response to ongoing market pressures, the Company has adopted several capital preservation initiatives, including deferral of non-essential capital projects, temporary suspension of certain Hotel services, renegotiation of vendor agreements, and reduction of controllable operating expenses. During the six months, the Company continued to invest in property enhancements, incurring capital expenditures totaling approximately $1,431,000. These expenditures included the renovation of 14 guest rooms, which had previously been utilized as administrative offices and were returned to the Company’s available room inventory upon completion in September 2025 (see Note 4).

As of December 31, 2025, the Company had:

●	Cash and cash equivalents of $3,408,000 (compared to $4,470,000 as of June 30, 2025);
●	Restricted cash of $5,314,000 (compared to $7,252,000 as of June 30, 2025); and
●	Marketable securities, net of margin balances, of $145,000 (compared to $127,000 as of June 30, 2025).

These securities are considered liquid and available for short-term needs. Marketable securities are short-term investments that are readily convertible to cash and are not material to the Company’s overall liquidity (See Note 5).

Summary of Related Party Financing (See Note 9 for full details)

To supplement its liquidity position, the Company maintains access to an unsecured loan facility with its parent company, The InterGroup Corporation (“InterGroup”), a related party. The initial facility, dated July 2, 2014, has undergone several amendments. In March 2025, the facility was amended to (i) increase the available borrowing capacity to $40,000,000, and (ii) extend the maturity date to July 31, 2027. In May 2025, the facility was amended to reduce the interest rate to 9% from 12%.

During the six months ended December 31, 2025, the Company had no additional borrowings under this facility. As of December 31, 2025, the outstanding loan balance was $38,108,000, with no principal repayments made to date. Principal and accrued interest are due in full at maturity; no monthly principal or interest payments are required prior to that date. See Note 9 – Related Party and Other Financing Transactions.

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

Forward-looking risks remain primarily tied to the performance of the San Francisco hospitality market, including:

●	The pace of recovery in business travel;

●	Competitive dynamics among local hotels;
●	Broader municipal issues affecting the city’s perception among travelers; and
●	Potential impacts from macroeconomic trends on leisure travel demand.

Management will continue to monitor these market-specific conditions and adjust operations, capital allocation, and marketing strategies to maintain the Hotel’s competitive position.

The following table provides a summary as of December 31, 2025, the Company’s material financial obligations which also includes interest payments:

		6 Months	Year	Year	Year	Year
	Total	2026	2027	2028	2029	2030	Thereafter
Mortgage notes payable	$103,300,000	$-	$103,300,000	$-	$-	$-	$-
Hilton/Aimbridge other notes payable	1,696,000	283,000	463,000	317,000	317,000	316,000	-
Related party notes payable	38,108,000	-	-	38,108,000	-	-	-
Interest mortgage notes payable	16,572,000	4,449,000	12,123,000	-	-	-	-
Interest related party note payable	16,500,000	2,286,000	4,573,000	9,641,000	-	-	-
Total	$176,176,000	$7,018,000	$120,459,000	$48,066,000	$317,000	$316,000	$-

Mortgage Notes Payable

See Note 10 – Mortgage Notes Payable and Mezzanine Financing for current facility terms, maturities, covenants, and cash-management provisions.

Related Party Notes Payable

See Note 9 – Related Party and Other Financing Transactions for additional information on the InterGroup revolving credit facility.

NOTE 3 – REVENUE

The following table presents our revenues disaggregated by revenue streams:

For the three months ended December 31,	2025	2024
Hotel revenues:
Hotel rooms	$11,055,000	$8,401,000
Food and beverage	620,000	654,000
Garage	822,000	780,000
Other operating departments	164,000	130,000
Total Hotel revenue	$12,661,000	$9,965,000

For the six months ended December 31,	2025	2024
Hotel revenues:
Hotel rooms	$21,483,000	$18,511,000
Food and beverage	1,532,000	1,387,000
Garage	1,722,000	1,655,000
Other operating departments	342,000	232,000
Total Hotel revenue	$25,079,000	$21,785,000

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

Contract Assets and Liabilities

The Company does not have any material contract assets as of December 31, 2025 and June 30, 2025, other than trade and other receivables, net on our condensed consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

The Company records contract liabilities when cash payments are received or due in advance of guests staying at our Hotel, which are presented within accounts payable and other liabilities—hotel on our condensed consolidated balance sheets and had a balance of $505,000 at July 1, 2025. Contract liabilities were $1,196,000 as of December 31, 2025. The increase as of December 31, 2025, was primarily driven by an increase in advance deposits received from customers for services to be performed after December 31, 2025. During the six months ended December 31, 2025, we recognized $505,000 of revenue that was included in the contract liability balance at July 1, 2025.

Contract liabilities were $370,000 as of July 1, 2024 and increased to $462,000 as of December 31, 2024. During the six months ended December 31, 2024, we recognized $369,000 of revenue that was included in the contract liability balance at July 1, 2024.

Contract Costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers are less than one year.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in Hotel consisted of the following as of:

		Accumulated	Net Book
December 31, 2025	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Finance lease ROU assets	1,805,000	(1,722,000)	83,000
Furniture and equipment	40,772,000	(34,178,000)	6,594,000
Building and improvements	61,990,000	(36,365,000)	25,625,000
Investment in Hotel, net	$105,691,000	$(72,265,000)	$33,426,000

		Accumulated	Net Book
June 30, 2025	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Finance lease ROU assets	1,805,000	(1,665,000)	140,000
Furniture and equipment	41,195,000	(33,248,000)	7,947,000
Building and improvements	60,136,000	(35,564,000)	24,572,000
Investment in Hotel, net	$104,260,000	$(70,477,000)	$33,783,000

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

Depreciation expense for the six months ended December 31, 2025 and 2024 was $1,788,000 and $1,781,000, respectively.

As discussed in Note 2 – Liquidity, the Company continued property enhancements during the six months ended December 31, 2025, including renovation of 14 guest rooms that were returned to available room inventory upon completion in September 2025.

NOTE 5 - INVESTMENT IN MARKETABLE SECURITIES, NET

The Company’s investment in marketable securities consists primarily of corporate equity securities. The Company has also periodically invested in income-producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

As of December 31, 2025, and June 30, 2025, all the Company’s marketable equity securities are measured at fair value with changes recognized in earnings (ASC 321). The changes in unrealized gains and losses on these investments are included in earnings. The portfolio is held in a brokerage account and may be subject to margin; see Note 2 for amounts “net of margin balances.”

Investment	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Fair Value
As of December 31, 2025
Corporate
Equities	$112,000	$33,000	$-	$33,000	$145,000

As of June 30, 2025
Corporate
Equities	$112,000	$15,000	$-	$15,000	$127,000

Net (loss) gain on marketable securities on the condensed consolidated statements of operations is comprised of both realized and unrealized gains (losses). The breakdown of these components for the three and six months ended December 31, 2025 and 2024 is as follows:

For the three months ended December 31,	2025	2024
Realized gain on marketable securities, net	$-	$24,000
Unrealized loss on marketable securities, net	(6,000)	(57,000)
Net loss on marketable securities	$(6,000)	$(33,000)

For the six months ended December 31,	2025	2024
Realized gain on marketable securities, net	$-	$14,000
Unrealized gain (loss) on marketable securities, net	17,000	(6,000)
Net gain on marketable securities	$17,000	$8,000

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

The assets and liabilities measured at fair value on a recurring basis are as follows:

	December 31, 2025	June 30, 2025
As of	Total - Level 1	Total - Level 1
Assets:
Investment in marketable securities:
REITs and real estate companies	$145,000	$127,000

Recurring fair value measurements.

●	Marketable equity securities (Level 1): Quoted prices in active markets for identical assets.
●	Interest rate cap (Level 2): Valued using observable inputs including forward Term SOFR curves and implied volatilities from third-party pricing services; incorporates counterparty nonperformance risk where applicable.

In March 2025, the Company, through its affiliate Justice Operating Company, LLC, entered into an interest rate cap agreement (the “Interest Rate Cap”) with Goldman Sachs Bank USA in connection with a variable-rate mortgage loan. The Interest Rate Cap limits Term SOFR to 4.50% and has a notional amount equal to or greater than the outstanding principal balance of the loan. The Company paid a premium of approximately $136,000 at inception. Changes in the fair value of the Interest Rate Cap are recorded in Other Income (Expense) in the condensed consolidated statements of operations. The Interest Rate Cap is not designated as a hedging instrument under ASC 815 and is accounted for at fair value, with changes in fair value recognized in earnings each reporting period. The Interest Rate Cap is classified as a Level 2 within the ASC 820 fair value hierarchy (See Note 10).

The following table summarizes the fair value of the derivative instrument as of December 31, 2025:

Derivative Type	Notional Amount	Balance Sheet Classification	Fair Value	Fair Value Hierarchy
Interest Rate Cap	$67,000,000	Other Assets	$5,000	Level 2

The Company did not record any material nonrecurring fair value measurements (e.g., long-lived asset impairments) during the six months ended December 31, 2025 or 2024. See Note 4 for discussion of long-lived assets.

There have been no material changes to the Company’s fair value measurement methodologies or classification of instruments during the periods presented, and there were no transfers between levels 1, 2, and 3 during the six months ended December 31, 2025 or 2024.

NOTE 7 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows:

As of	December 31, 2025	June 30, 2025

Cash and cash equivalents	$3,408,000	$4,470,000
Restricted cash	5,314,000	7,252,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$8,722,000	$11,722,000

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

NOTE 8 - SEGMENT INFORMATION

The Company operates in two reportable segments, the operation of the Hotel (“Hotel Operations”) and the investment of its cash in marketable securities and other investments (“Investment Transactions”). These two operating segments, as presented in the condensed consolidated financial statements, reflect how management internally reviews each segment’s performance. Corporate expenses that are not allocated to segments are presented as (“Corporate”). Management also makes operational and strategic decisions based on this same information.

The chief operating decision maker (“CODM”) is a group of senior executives who collectively use segment income (loss) before interest expense, gain on extinguishment of debt, depreciation and amortization, and income taxes as the primary measure reviewed for evaluating performance and allocating resources. The significant expense categories regularly provided for Hotel operations include labor and related benefits, utilities, repairs and maintenance, marketing, and general and administrative costs. These expenses are included in “Segment operating expenses” in the table below.

Information below represents reporting segments for the three and six months ended December 31, 2025 and 2024, respectively. Segment net loss from Hotel operations consists of the operation of the Hotel and operation of the garage. Net loss from investments consists of net investment gain (loss), dividend and interest income and investment related expenses.

As of and for the three months	Hotel	Investment
ended December 31, 2025	Operations	Transactions	Corporate	Total
Revenues	$12,661,000	$-	$-	$12,661,000
Operating expenses	(9,208,000)	-	-	(9,208,000)
Utilities	(397,000)	-	-	(397,000)
Real estate taxes	(588,000)	-	-	(588,000)
Insurance	(234,000)	-	-	(234,000)
General & administrative	-	-	(316,000)	(316,000)
Segment income (loss)	2,234,000	-	(316,000)	1,918,000
Interest expense - mortgage	(2,385,000)	-	-	(2,385,000)
Interest expense - related party	(864,000)	-	-	(864,000)
Depreciation and amortization expense	(914,000)	-	-	(914,000)
Loss from investments	-	(46,000)	-	(46,000)
Net loss	$(1,929,000)	$(46,000)	$(316,000)	$(2,291,000)
Total assets	$43,283,000	$145,000	$183,000	$43,611,000

As of and for the three months	Hotel	Investment
ended December 31, 2024	Operations	Transactions	Corporate	Total
Revenues	$9,965,000	$-	$-	$9,965,000
Operating expenses	(7,973,000)	-	-	(7,973,000)
Utilities	(432,000)	-	-	(432,000)
Real estate taxes	(429,000)	-	-	(429,000)
Insurance	(221,000)	-	-	(221,000)
General & administrative	-	-	(296,000)	(296,000)
Segment icome (loss)	910,000	-	(296,000)	614,000
Interest expense - mortgage	(2,845,000)	-	-	(2,845,000)
Interest expense - related party	(857,000)	-	-	(857,000)
Depreciation and amortization expense	(878,000)	-	-	(878,000)
Loss from investments		(70,000)	-	(70,000)
Net loss	$(3,670,000)	$(70,000)	$(296,000)	$(4,036,000)
Total assets	$38,991,000	$138,000	$517,000	$39,646,000

As of and for the six months	Hotel	Investment
ended December 31, 2025	Operations	Transactions	Corporate	Total
Revenues	$25,079,000	$-	$-	$25,079,000
Operating expenses	(18,375,000)	-	-	(18,375,000)
Utilities	(943,000)	-	-	(943,000)
Real estate taxes	(1,080,000)	-	-	(1,080,000)
Insurance	(510,000)	-	-	(510,000)
General & administrative	-	-	(582,000)	(582,000)
Segment income (loss)	4,171,000	-	(582,000)	3,589,000
Interest expense - mortgage	(4,878,000)	-	-	(4,878,000)
Interest expense - related party	(1,736,000)	-	-	(1,736,000)
Depreciation and amortization expense	(1,788,000)	-	-	(1,788,000)
Loss from investments	-	(62,000)	-	(62,000)
Income tax expense	-	-	(1,000)	(1,000)
Net loss	$(4,231,000)	$(62,000)	$(583,000)	$(4,876,000)
Total assets	$43,283,000	$145,000	$183,000	$43,611,000

As of and for the six months	Hotel	Investment
ended December 31, 2024	Operations	Transactions	Corporate	Total
Revenues	$21,785,000	$-	$-	$21,785,000
Operating expenses	(15,452,000)	-	-	(15,452,000)
Utilities	(1,017,000)	-	-	(1,017,000)
Real estate taxes	(956,000)	-	-	(956,000)
Insurance	(422,000)	-	-	(422,000)
Segment operating expenses	-	-	(651,000)	(651,000)
Segment income (loss)	3,938,000	-	(651,000)	3,287,000
Interest expense - mortgage	(5,669,000)	-	-	(5,669,000)
Interest expense - related party	(1,681,000)	-	-	(1,681,000)
Depreciation and amortization expense	(1,781,000)	-	-	(1,781,000)
Loss from investments	-	(63,000)	-	(63,000)
Income tax expense	-	-	(1,000)	(1,000)
Net loss	$(5,193,000)	$(63,000)	$(652,000)	$(5,908,000)
Total assets	$38,991,000	$138,000	$517,000	$39,646,000

NOTE 9 - RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of related party and other notes payable as of December 31, 2025 and June 30, 2025, respectively:

As of	December 31, 2025	June 30, 2025
Related party note payable - InterGroup	$38,108,000	$38,108,000
Other note payable - Hilton	1,425,000	1,583,000
Other note payable - Aimbridge	271,000	396,000
Total related party and other notes payable	$39,804,000	$40,087,000

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

In July 2023, maturity was extended to July 31, 2025, and capacity increased to $20,000,000 (0.5% modification fee). In March 2024, capacity increased to $30,000,000 (additional 0.5% modification fee on the incremental $10,000,000). In March 2025, capacity increased to $40,000,000 and maturity was extended to July 31, 2027. In May 2025, the interest rate was reduced to 9%. Principal and accrued interest are due at maturity; no monthly principal or interest payments are required prior to that date. As of December 31, 2025, the outstanding balance was $38,108,000. To date, the Company has not made any principal repayments on this note payable. See Note 2 – Liquidity for a summary and Note 10 – Mortgage Notes Payable and Mezzanine Financing for the cash-management provisions.

Hilton Development Incentive (Other Financing)

The note payable to Hilton (Franchisor) is a self-exhausting, interest-free development incentive that is reduced by approximately $317,000 annually through January 2030 while the Company remains a Hilton franchisee.

Hotel Management Key Money

Under the February 1, 2017, Hotel Management Agreement (“HMA”) with Aimbridge Hospitality, Aimbridge advanced $2,000,000 of key money for capital improvements. The key money is amortized in equal monthly amounts over eight (8) years beginning on the second anniversary of the takeover date. The unamortized balance was $271,000 and $396,000 at December 31, 2025, and June 30, 2025, respectively, and is included in other notes payable in the condensed consolidated balance sheets.

Future minimum principal payments for all related party and other financing transactions are as follows:

For the year ending June 30,	Amount
2026 (6 months)	$283,000
2027	463,000
2028	38,425,000
2029	317,000
2030	316,000
Thereafter	-
$39,804,000

As of December 31, 2025 and June 30, 2025, the Company had accounts payable to InterGroup of $18,928,000 and $16,634,000, respectively, representing accrued interest and certain shared costs and expenses, primarily general and administrative expenses, rent, insurance, and other expenses.

Ownership and Governance

As of December 31, 2025, InterGroup owned approximately 75.9% of the outstanding common shares of Portsmouth, and John V. Winfield owned approximately 2.5% of Portsmouth’s outstanding common shares. Mr. Winfield also serves as the President, Chairman of the Board and Chief Executive Officer of InterGroup and owns approximately 70.1% of InterGroup’s outstanding common shares as of that date.

At December 31, 2025, the members of Portsmouth’s Board of Directors — John V. Winfield, William J. Nance, John C. Love, Yvonne Murphy, and Steve Grunwald — also serve as directors of InterGroup. Mr. Winfield served as Managing Director of Justice until its dissolution in December 2021. The Company’s President David C. Gonzalez also serves as Chief Operating Officer of InterGroup.

As disclosed in the Company’s Form 8-K on January 6, 2026, John C. Love notified Portsmouth Square, Inc. of his resignation from the Company’s Board of Directors, effective immediately. Mr. Love’s resignation was not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices.

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

B. Forbearance Agreements and Default Notices (2024-January 2025)

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

The prior facilities were fully retired upon refinancing on March 28, 2025 (see Section C). In connection with the March 28, 2025 refinancing, the Company recognized a gain of approximately $1.416 million for the quarter ended March 31, 2025, primarily related to the mezzanine lender’s forgiveness of accrued default interest and the forbearance fee. The senior facility’s accrued default interest and forbearance fee were paid at refinancing, and the senior mortgage facility was retired.

C. Refinancing Completed March 28, 2025 (Current Facilities)

On March 28, 2025, the Company refinanced the senior mortgage and modified the mezzanine loan, fully retiring the prior facilities.

●	Senior Mortgage (Prime Finance): Operating entered into a $67,000,000 Mortgage Loan Agreement with Prime Finance (“Prime”). Interest is Term SOFR + 4.75% with a SOFR cap of 4.50%. The loan is interest-only through maturity; initial term to April 9, 2027, with three one-year extension options subject to satisfaction of specified financial and operational covenants. An interest-rate cap (notional equal to or greater than the outstanding principal) was purchased at inception (premium approximately $136,000). The loan is secured by the Hilton San Francisco Financial District (the “Hotel”). See Note 6 for fair value measurement of the interest rate cap.
●	Mezzanine Loan (CRED REIT Holdco LLC): Mezzanine executed an amended and restated Mezzanine Loan Agreement for $36,300,000 at a fixed 7.25% rate, with maturity and potential extension terms matching the senior loan. The Mezzanine loan is secured by Mezzanine’s membership interest in Operating.
●	Guaranties and covenants: Portsmouth provides a limited guaranty in connection with both facilities. The Loan Agreements include customary covenants, representations and warranties, and events of default.
●	Status: Since the March 28, 2025 closing, the Company has remained current on required debt service and continues to operate under the covenants and cash-management provisions described below. As of December 31, 2025, the Company was in compliance with all such covenants.

D. Cash-Management/Lockbox and debt service coverage ratio (“DSCR”) Provisions

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

E. Maturities and Interest (Summary)

●	Senior Mortgage: $67,000,000 original principal; interest Term SOFR + 4.75% (with SOFR cap 4.50%); interest-only; initial maturity April 9, 2027; three one-year extension options (subject to conditions).
●	Mezzanine: $36,300,000; 7.25% fixed; co-term/co-extension with senior.
●	Security: Senior – Hotel; Mezzanine – membership interest in Operating
●	Guarantor: Portsmouth (limited guaranty).

NOTE 11 – ACCOUNTS PAYABLE AND OTHER LIABILITIES

The following summarizes the balances of accounts payable and other liabilities as of December 31, 2025 and June 30, 2025, respectively:

As of	December 31, 2025	June 30, 2025
Trade payable	$1,400,000	$1,944,000
Advance deposits	1,240,000	519,000
Payroll and related accruals	3,062,000	2,975,000
Mortgage interest payable	4,614,000	3,283,000
Withholding and other taxes payable	893,000	1,597,000
Franchise fees	249,000	1,649,000
Management fees payable	77,000	604,000
Other payables	327,000	229,000
Total accounts payable and other liabilities	$11,862,000	$12,800,000

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date that the accompanying unaudited condensed consolidated financial statements were issued, and determined that no material subsequent events exist through the date of this filing that require recognition or additional disclosure in the accompanying unaudited condensed consolidated financial statements, other than as disclosed below.

On January 6, 2026, John C. Love notified Portsmouth Square, Inc. of his resignation from the Company’s Board of Directors, effective January 6, 2026. On that same date, the Board of Directors appointed Andrew Kaplan to serve as a director of the Company, effective immediately. These matters were disclosed in a Current Report on Form 8-K filed by the Company.

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

RESULTS OF OPERATIONS

The Company’s principal source of revenue continues to be derived from its ownership in Operating, including Hotel room revenue, food and beverage revenue, garage revenue, and revenue from other operating departments. Operating owns the Hotel and related facilities, including a five-level underground parking garage. The financial statements of Operating have been consolidated with those of the Company.

Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024

The Company had net loss of $2,291,000 for the three months ended December 31, 2025 compared to net loss of $4,036,000 for the three months ended December 31, 2024. The decrease in net loss was primarily driven by improved Hotel operating results, including higher room revenues associated with increased room availability and improved average daily rate (“ADR”) and occupancy.

Hotel Operations

The Company had net loss from Hotel operations of $1,929,000 for the three months ended December 31, 2025 compared to net loss of $3,670,000 for the three months ended December 31, 2024. The decrease in loss was primarily attributable to higher room revenues, including increased room availability resulting from returning renovated administrative office space to available room inventory, as well as higher ADR and occupancy.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended December 31, 2025 and 2024:

For the three months ended December 31,	2025	2024
Hotel revenues:
Hotel rooms	$11,055,000	$8,401,000
Food and beverage	620,000	654,000
Garage	822,000	780,000
Other operating departments	164,000	130,000
Total Hotel revenues	12,661,000	9,965,000
Operating expenses excluding depreciation and amortization	(10,427,000)	(9,055,000)
Operating income before interest, depreciation and amortization	2,234,000	910,000
Interest expense - mortgages	(2,385,000)	(2,845,000)
Interest expense - related party	(864,000)	(857,000)
Depreciation and amortization expense	(914,000)	(878,000)
Net loss from Hotel operations	$(1,929,000)	$(3,670,000)

For the three months ended December 31, 2025, the Hotel had operating income of $2,234,000 before interest expense, depreciation, and amortization on total operating revenues of $12,661,000 compared to operating income of $910,000 before interest expense, depreciation, and amortization on total operating revenues of $9,965,000 for the three months ended December 31, 2024.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the three months ended December 31, 2025 and 2024:

Three Months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPAR
2025	$234	92%	$215
2024	$190	88%	$168

The Hotel’s revenues increased approximately 27% this quarter compared to the prior-year period to $12,661,000 from $9,965,000. Average daily rate increased by $44, average occupancy increased by 4%, and RevPAR increased by $47 for the three months ended December 31, 2025 compared to the three months ended December 31, 2024.

Investment Transactions

The Company recorded a net loss on marketable securities of $6,000 for the three months ended December 31, 2025 compared to a net loss of $33,000 for the three months ended December 31, 2024 (unrealized loss of $6,000 in 2025; realized gain of $24,000 and net unrealized loss of $57,000 in 2024). Given the modest size of the portfolio ($145,000 at December 31, 2025 and $127,000 at June 30, 2025, each net of margin balances), period-to-period activity in marketable securities is not expected to be material to the Company’s consolidated results of operations or liquidity. See Note 5 – Investment in Marketable Securities, Net.

Six Months Ended December 31, 2025 Compared to Six Months Ended December 31, 2024

The Company had net loss of $4,876,000 for the six months ended December 31, 2025 compared to net loss of $5,908,000 for the six months ended December 31, 2024. The decrease in net loss was primarily attributable to increased room availability resulting from the return of renovated administrative office space to available room inventory. The prior-year period also reflected lower expenses related to a management incentive fee waiver. In addition, mortgage interest expense decreased in the current-year period.

Hotel Operations

The Company had net loss from Hotel operations of $4,231,000 for the six months ended December 31, 2025 compared to net loss of $5,193,000 for the six months ended December 31, 2024. The improvement in operating results was primarily driven by the conversion of former administrative office space into revenue-generating guest rooms. The prior-year period also reflected lower expenses related to a management incentive fee waiver.

The following table sets forth a more detailed presentation of Hotel operations for the six months ended December 31, 2025 and 2024:

For the six months ended December 31,	2025	2024
Hotel revenues:
Hotel rooms	$21,483,000	$18,511,000
Food and beverage	1,532,000	1,387,000
Garage	1,722,000	1,655,000
Other operating departments	342,000	232,000
Total Hotel revenues	25,079,000	21,785,000
Operating expenses excluding depreciation and amortization	(20,908,000)	(17,847,000)
Operating income before interest, depreciation and amortization	4,171,000	3,938,000
Interest expense - mortgages	(4,878,000)	(5,669,000)
Interest expense - related party	(1,736,000)	(1,681,000)
Depreciation and amortization expense	(1,788,000)	(1,781,000)
Net loss from Hotel operations	$(4,231,000)	$(5,193,000)

For the six months ended December 31, 2025, the Hotel had operating income of $4,171,000 before interest expense, depreciation, and amortization on total operating revenues of $25,079,000 compared to operating income of $3,938,000 before interest expense, depreciation, and amortization on total operating revenues of $21,785,000 for the six months ended December 31, 2024.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the six months ended December 31, 2025 and 2024.

Six Months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPAR
2025	$226	94%	$211
2024	$200	92%	$184

The Hotel’s revenues increased by approximately 15% for the six months ended December 31, 2025 as compared to the prior-year period to $25,079,000 from $21,785,000. Average daily rate increased by $26, average occupancy increased by 2%, and RevPAR increased by $27 for the six months ended December 31, 2025 compared to the six months ended December 31, 2024.

Investment Transactions

The Company recorded a net gain on marketable securities of $17,000 for the six months ended December 31, 2025 compared to a net gain of $8,000 for the six months ended December 31, 2024 (unrealized gain of $17,000 in 2025; net realized gain of $14,000 and net unrealized loss of $6,000 in 2024). Given the modest size of the portfolio ($145,000 at December 31, 2025 and $127,000 at June 30, 2025, each net of margin balances), period-to-period activity in marketable securities is not expected to be material to the Company’s consolidated results of operations or liquidity. See Note 5 – Investment in Marketable Securities, Net.

Tax Estimates

We record a tax benefit for a position only if we believe it is more likely than not to hold up under audit, and we measure that benefit conservatively. Audits or changes in tax laws can change our conclusions and, in turn, our results. The Company recognized income tax expense of $1,000 for each of the six months ended December 31, 2025 and 2024. The amount represent the income tax effect on the Company’s pretax loss, which includes the operations of the Hotel.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of December 31, 2025 and June 30, 2025 by selected industry groups.

		% of Total
As of December 31, 2025		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$145,000	100.0%

		% of Total
As of June 30, 2025		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$127,000	100.0%

The following table shows the net loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended December 31,	2025	2024
Net loss on marketable securities	$(6,000)	$(33,000)
Dividend and interest income	-	3,000
Trading and management expenses	(40,000)	(40,000)
	$(46,000)	$(70,000)

For the six months ended December 31,	2025	2024
Net gain loss on marketable securities	$17,000	$8,000
Dividend and interest income	-	7,000
Trading and management expenses	(79,000)	(78,000)
	$(62,000)	$(63,000)

FINANCIAL CONDITION AND LIQUIDITY

The Company had cash, cash equivalents and restricted cash of $8,722,000 and $11,722,000 as of December 31, 2025, and June 30, 2025, respectively. The Company had marketable securities, net of margin due to securities broker, of $145,000 and $127,000 as of December 31, 2025, and June 30, 2025, respectively. These marketable securities are short-term investments and readily convertible to cash and are not material to the Company’s overall liquidity. See Note 7 – Cash, Cash Equivalents and Restricted Cash and Note 5 – Investment in Marketable Securities, Net. Restricted cash primarily reflects lender-controlled accounts under the Hotel’s cash-management/lockbox arrangement.

Related Party Credit Facility – InterGroup

The Company maintains an unsecured related-party revolving credit facility with its majority shareholder, The InterGroup Corporation (“InterGroup”), originally established in 2014 and amended multiple times. While the facility remains available, management is not currently relying on it to fund ongoing Hotel operations, which – following the March 28, 2025 refinancing – have been funded through operating cash flows.

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

The facility now bears 9% annual interest, is payable at maturity, and may be prepaid at any time without penalty. During the fiscal year ended June 30, 2025, the Company borrowed an additional $11,615,000. As of December 31, 2025, the outstanding balance was $38,108,000. The facility is maintained as a contingency source of liquidity; management currently expects to satisfy near-term working capital needs from operating cash flows and cash on hand. See Note 9 – Related-Party and Other Financing Transactions.

The Company may also consider amending its by-laws to increase authorized shares and pursue public capital market offerings if deemed necessary to support liquidity.

Refinancing Accounting Effects (FY2025)

In connection with the March 28, 2025 refinancing, the Company recognized a gain of approximately $1.416 million for the quarter ended March 31, 2025, primarily related to the mezzanine lender’s forgiveness of accrued default interest and the forbearance fee; the senior mortgage facility’s accrued default interest and forbearance fee were paid at refinancing, and that senior mortgage facility was retired. See Note 10.

Liquidity Requirements

The Company’s short-term liquidity needs include:

●	Hotel operating costs, including payroll, utilities, franchise and management fees,
●	Corporate overhead and tax obligations,
●	Interest payments and required loan maintenance under both senior and mezzanine debt agreements, and
●	Routine repair and maintenance capital expenditures at the Hotel.

Long-term liquidity requirements include:

●	Scheduled debt maturities, including those disclosed in Note 9 and 10, and
●	Capital improvements to maintain the competitiveness and operational standards of the Hotel under its Hilton franchise agreement.

The Company intends to meet these obligations using a combination of:

●	Available cash on hand;
●	Operating cash flows;
●	Availability under the InterGroup related-party revolving credit facility, if needed; and
●	Other potential financing or equity alternatives.

Management’s Liquidity Assessment

The Company has taken proactive steps to stabilize its liquidity profile, including:

●	Completion of a refinancing of its senior and mezzanine debt in March 2025,
●	Continuing cost controls and selective capital expenditure deferrals,
●	Maintenance of access to related-party financing capacity; and
●	Maintenance of a lender-controlled lockbox cash management system (see Note 10 – Mortgage Notes Payable and Mezzanine Financing).

While management believes that current liquidity sources and available borrowing capacity will be sufficient to support near-term working capital needs—even in the event of continued pressure on hotel performance indicators such as occupancy and RevPAR—there can be no assurance that unforeseen market or operational conditions will not adversely affect the Company’s liquidity position. In particular, changes in demand, pricing, labor costs, and other operating conditions in the San Francisco hospitality market could adversely affect cash flows.

The Company continues to evaluate strategic alternatives and operational adjustments in response to ongoing macroeconomic and market-specific challenges in San Francisco’s hospitality sector.

Capital Expenditures

During the six months ended December 31, 2025, the Company incurred approximately $1,431,000 of capital expenditures, primarily related to guest-room renovations and returning 14 rooms previously used as administrative offices and other uses, to available inventory. The Company expects to continue selective investments intended to maintain brand standards and the Hotel’s competitive positioning, subject to liquidity and covenant considerations. See Note 4 – Investment in Hotel, Net.

Going Concern

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025, management concluded that conditions giving rise to substantial doubt were alleviated as of that date as a result of the Company’s March 28, 2025, refinancing of its senior mortgage and restated mezzanine loan. Management has reevaluated conditions as of the date of issuance of these interim financial statements and concluded that no conditions or events exist that raise substantial doubt under ASC 205-40. See Note 1 – Basis of Presentation and Significant Accounting Policies (Going Concern).

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of December 31, 2025, of the Company’s material financial obligations including interest payments:

		6 Months	Year	Year	Year	Year
	Total	2026	2027	2028	2029	2030	Thereafter
Mortgage notes payable	$103,300,000	$-	$103,300,000	$-	$-	$-	$-
Hilton/Aimbridge other notes payable	1,696,000	283,000	463,000	317,000	317,000	316,000	-
Related party notes payable	38,108,000	-	-	38,108,000	-	-	-
Interest mortgage notes payable	16,572,000	4,449,000	12,123,000	-	-	-	-
Interest related party notes payable	16,500,000	2,286,000	4,573,000	9,641,000	-	-	-
Total	$176,176,000	$7,018,000	$120,459,000	$48,066,000	$317,000	$316,000	$-

Mortgage Notes Payable

Operating entered into a $67,000,000 Mortgage Loan Agreement with Prime Finance. The loan bears interest at Term SOFR + 4.75%, with a SOFR cap of 4.50%, and is interest-only through maturity. The loan initially matures on April 9, 2027, with three one-year extension options, subject to satisfaction of financial and operational covenants. The interest-rate cap caps Term SOFR at 4.50% and has a notional amount equal to or greater than the outstanding principal balance of the loan. The Company paid a premium of approximately $136,000 for the cap at inception. The loan is secured by the Hotel. Mezzanine executed an amended and restated Mezzanine Loan Agreement with CRED REIT Holdco LLC for a principal amount of $36,300,000. The loan accrues interest at a fixed rate of 7.25% per annum, with matching maturity and extension terms with the senior loan. The loan is secured by Mezzanine’s membership interest in Operating. See Note 10 – Mortgage Notes Payable and Mezzanine Financing.

Related Party Notes Payable

Principal and accrued interest are due in full at maturity; no monthly principal or interest payments are required prior to maturity. See Note 9 – Related Party and Other Financing Transactions.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2025, the Company had no material off-balance sheet arrangements as defined in Item 303(a) of Regulation S-K.

IMPACT OF INFLATION

Hotel room rates are typically impacted by supply and demand factors, not inflation, since rental of a hotel room is usually for a limited number of nights. Room rates can be, and usually are, adjusted to account for inflationary cost increases. Since Aimbridge has the power and ability under the terms of its management agreement to adjust Hotel room rates on an ongoing basis, management believes there has not been a material adverse impact on the Company’s revenues due to inflation. For the two most recent fiscal years, the impact of inflation on the Company’s income has not been viewed by management as material. However, inflationary pressures on wages, utilities, food and beverage costs, and other operating expenses could adversely affect operating margins to the extent such increases cannot be offset through pricing actions or operating efficiencies.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those that are most significant to the portrayal of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. We evaluate our estimates on an ongoing basis, including those related to the consolidation of our subsidiaries, recognition of our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates. There have been no material changes to the Company’s critical accounting policies during the six months ended December 31, 2025. Critical accounting policies are discussed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025.

INCOME TAXES

We apply ASC 740 to account for income taxes. Significant judgment is required to estimate the future tax consequences of events recognized in our condensed consolidated financial statements and tax returns, including the realizability of deferred tax assets and the effects of changes in tax laws or their interpretation. Our income tax returns are subject to examination by the IRS and other taxing authorities; changes in our assessment of these matters could materially affect our consolidated financial statements. We evaluate tax positions taken or expected to be taken on a tax return and recognize benefits only when it is more likely than not that the position will be sustained upon examination, based on the technical merits and assuming full knowledge by the taxing authority. For positions that meet this threshold, the recognized benefit is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. Positions that do not meet the recognition threshold are not recognized. Because estimates, assumptions, and judgments are inherent in these evaluations, changes in our assessments could materially affect our consolidated financial statements. We recognize interest and penalties related to uncertain tax positions in income tax expense.

DEFERRED INCOME TAXES – VALUATION ALLOWANCE

We assess the realizability of deferred tax assets (“DTA”) each reporting period on a jurisdiction-by-jurisdiction basis. A valuation allowance is recorded when it is more likely than not that some or all DTAs will not be realized. In forming this conclusion, we weigh all available positive and negative evidence, placing significant weight on objectively verifiable evidence, including recent financial results.

Cumulative pre-tax losses over the preceding three years constitute significant negative evidence that DTAs may not be realizable, while cumulative pre-tax income provides objective positive evidence of our ability to generate taxable income. Consistent with GAAP, when there is a recent history of pre-tax losses, limited or no weight is placed on forecasts in assessing DTA realizability. When relevant, we use systematic and logical scheduling to estimate the timing of reversal of temporary differences (i.e., when deferred tax liabilities will generate taxable income and when DTAs will generate deductions). These assessments require assumptions and judgments and are inherently complex and subjective. Significant judgment is also required to determine the timing and amount of any future release of the valuation allowance should our evidence change.

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

When indicators of impairment exist, we compare the carrying amount to the sum of the asset group’s undiscounted cash flows expected from use and eventual disposition. If the carrying amount is not recoverable, we measure an impairment loss as the excess of carrying amount over fair value. Fair value is estimated using market and/or income approaches, which require significant judgment, including assumptions about occupancy, ADR/RevPAR, operating margins, required capital expenditures, terminal values, and market discount and capitalization rates. Our indicators of impairment assessment considers industry conditions, property location, market dynamics, historical performance, and property-specific facts available at the time; conclusions may vary from period to period as facts change.

Changes in economic or operating conditions could result in future impairment charges. Changes in the estimates and assumptions used in our impairment analyses could result in future impairment charges.

There were no indicators of impairment for our hotel investments or definite-lived intangible assets, and no impairment losses were recorded for the six months ended December 31, 2025 and 2024, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a “smaller reporting company” and therefore we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management as appropriate.

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

Without waiving any rights, and to evaluate available options and respond to the City’s directives, the Company has engaged a project manager, structural engineer, and architect to advise on the Plan for Bridge removal and reconstruction of the Property’s Kearny Street frontage. The Company continues to work with the City on approvals and permits and is discussing both process and financial responsibility. Those discussions are expected to continue at least through the calendar first two quarters of 2026. A final Plan is not expected to be completed and approved until the first calendar quarter 2026; permits for Bridge demolition are unlikely to be obtained in the second calendar quarter of 2026, and demolition is unlikely to commence before June 2026.

At this time, the Company cannot reasonably estimate a loss or range of loss related to this matter, and no liability has been recorded. The Company disputes that it has any obligation to fund Bridge removal and continues to engage with the City regarding process and financial responsibility. No liability has been recorded in the accompanying financial statements.

Item 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information called for by this Item.

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

PORTSMOUTH SQUARE, INC.
(Registrant)

Date:	February 12, 2026	by	/s/ John V. Winfield
John V. Winfield
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date:	February 12, 2026	by	/s/ Ann Marie Blair
Ann Marie Blair
Principal Financial Officer

-30-