Form 10-Q
period 2026-03-31
PORTSMOUTH SQUARE INC
filed 2026-05-11
CIK 79661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares outstanding of registrant’s Common Stock, as of May 11, 2026 was 734,187.

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NONE	NONE	NONE

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026
As of	(unaudited)	June 30, 2025
ASSETS
Investment in hotel, net	$32,865,000	$33,783,000
Investment in marketable securities	139,000	127,000
Cash and cash equivalents	5,849,000	4,470,000
Restricted cash	5,955,000	7,252,000
Accounts receivable, net	282,000	397,000
Other assets, net	1,522,000	891,000
Total assets	$46,612,000	$46,920,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities - Hotel	$12,829,000	$12,671,000
Accounts payable and other liabilities	114,000	129,000
Accounts payable to related party	20,144,000	16,634,000
Related party notes payable	38,108,000	38,108,000
Other notes payable	1,554,000	1,979,000
Mortgage notes payable, net	102,288,000	101,519,000
Total liabilities	175,037,000	171,040,000

Shareholders’ deficit:
Common stock, no par value: Authorized shares - 750,000; 734,187 shares issued and outstanding as of March 31, 2026 and June 30, 2025, respectively	2,092,000	2,092,000
Accumulated deficit	(130,517,000)	(126,212,000)
Total shareholders’ deficit	(128,425,000)	(124,120,000)

Total liabilities and shareholders’ deficit	$46,612,000	$46,920,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the three months ended March 31,	2026	2025

Revenue - Hotel	$16,497,000	$12,210,000

Costs and operating expenses
Hotel operating expenses	(11,374,000)	(9,685,000)
Hotel depreciation and amortization expense	(917,000)	(874,000)
General and administrative expense	(267,000)	(387,000)

Total costs and operating expenses	(12,558,000)	(10,946,000)

Income from operations	3,939,000	1,264,000

Other income (expense)
Interest expense - mortgage	(2,476,000)	(2,459,000)
Interest expense - related party	(846,000)	(861,000)
Net unrealized loss on marketable securities	(5,000)	(9,000)
Net realized loss on marketable securities	-	(25,000)
Gain on debt extinguishment	-	1,416,000
Dividend and interest income	-	3,000
Trading and margin interest expense	(41,000)	(41,000)

Total other expense, net	(3,368,000)	(1,976,000)

Net income (loss)	$571,000	$(712,000)

Basic and diluted net income (loss) per share	$0.78	$(0.97)

Weighted average number of common shares outstanding - basic and diluted	734,187	734,187

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the nine months ended March 31,	2026	2025

Revenue - Hotel	$41,576,000	$33,995,000

Costs and operating expenses
Hotel operating expenses	(32,282,000)	(27,532,000)
Hotel depreciation and amortization expense	(2,705,000)	(2,655,000)
General and administrative expense	(849,000)	(1,038,000)

Total costs and operating expenses	(35,836,000)	(31,225,000)

Income from operations	5,740,000	2,770,000

Other income (expense)
Interest expense - mortgage	(7,354,000)	(8,128,000)
Interest expense - related party	(2,582,000)	(2,542,000)
Net unrealized gain (loss) on marketable securities	12,000	(15,000)
Net realized loss on marketable securities	-	(11,000)
Gain on debt extinguishment	-	1,416,000
Dividend and interest income	-	10,000
Trading and margin interest expense	(120,000)	(119,000)

Total other expense, net	(10,044,000)	(9,389,000)

Loss before income taxes	(4,304,000)	(6,619,000)
Income tax expense	(1,000)	(1,000)

Net loss	$(4,305,000)	$(6,620,000)

Basic and diluted net loss per share	$(5.86)	$(9.02)

Weighted average number of common shares outstanding-basic and diluted	734,187	734,187

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

				Total
	Common Stock		Accumulated	Shareholders’
	Shares	Amount	Deficit	Deficit

Balance at July 1, 2025	734,187	$2,092,000	$(126,212,000)	$(124,120,000)

Net loss	-	-	(2,585,000)	(2,585,000)

Balance at September 30, 2025	734,187	2,092,000	(128,797,000)	(126,705,000)

Net loss	-	-	(2,291,000)	(2,291,000)

Balance at December 31, 2025	734,187	2,092,000	(131,088,000)	(128,996,000)

Net income	-	-	571,000	571,000

Balance at March 31, 2026	734,187	$2,092,000	$(130,517,000)	$(128,425,000)

				Total
	Common Stock		Accumulated	Shareholders’
	Shares	Amount	Deficit	Deficit

Balance at July 1, 2024	734,187	$2,092,000	$(117,102,000)	$(115,010,000)

Net loss	-	-	(1,872,000)	(1,872,000)

Balance at September 30, 2024	734,187	2,092,000	(118,974,000)	(116,882,000)

Net loss	-	-	(4,036,000)	(4,036,000)

Balance at December 31, 2024	734,187	2,092,000	(123,010,000)	(120,918,000)

Net loss	-	-	(712,000)	(712,000)

Balance at March 31, 2025	734,187	$2,092,000	$(123,722,000)	$(121,630,000)

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONDENDSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the nine months ended March 31,	2026	2025
Cash flows from operating activities:
Net loss	$(4,305,000)	$(6,620,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net unrealized (gain) loss on marketable securities	(12,000)	15,000
Gain on debt extinguishment	-	(1,416,000)
Depreciation and amortization	2,705,000	2,655,000
Amortization of loan costs	769,000	679,000
Amortization of other notes payable	(425,000)	(267,000)
Changes in operating assets and liabilities:
Investment in marketable securities	-	95,000
Accounts receivable	115,000	119,000
Other assets, net	(631,000)	(257,000)
Accounts payable and other liabilities - Hotel	158,000	(2,650,000)
Accounts payable and other liabilities	(15,000)	(1,302,000)
Accounts payable related party	3,510,000	3,714,000
Net cash provided by (used in) operating activities	1,869,000	(5,235,000)

Cash flows from investing activities:
Payments for hotel furniture, equipment and building improvements	(1,787,000)	(911,000)
Net cash used in investing activities	(1,787,000)	(911,000)

Cash flows from financing activities:
Proceeds from related party note payable	-	11,615,000
Issuance cost from refinance of mortgage note payable	-	(2,106,000)
Proceeds from mortgage note payable	-	78,800,000
Payments of mortgage and other notes payable	-	(76,962,000)
Net cash provided by financing activities	-	11,347,000

Net increase in cash, cash equivalents, and restricted cash	82,000	5,201,000
Cash, cash equivalents, and restricted cash at the beginning of the period	11,722,000	4,775,000
Cash, cash equivalents, and restricted cash at the end of the period	$11,804,000	$9,976,000

Supplemental information:
Interest paid	$4,469,000	$7,594,000
Taxes paid	$-	$2,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

PORTSMOUTH SQUARE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Portsmouth Square, Inc. (“Portsmouth”, the “Company”, “we”, “our”, or “us”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance U.S. GAAP have been condensed or omitted. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the interim periods presented are not necessarily indicative of results expected for the full fiscal year.

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

There have been no material changes to the Company’s significant accounting policies during the nine months ended March 31, 2026. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 for a summary of the significant accounting policies.

Recently Issued and Adopted Accounting Pronouncements

The Company’s Annual Report on Form 10-K for the year ended June 30, 2025 contains a discussion on the recently issued accounting pronouncements. As of March 31, 2026, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on the Company’s condensed consolidated financial statements.

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

As disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025, management concluded that the conditions and events that had raised substantial doubt were alleviated as of that date as a result of the Company’s March 28, 2025 refinancing of its senior mortgage and mezzanine debt, which resulted in extended maturities, favorable interest terms, and improved covenant compliance. Since closing, the Company has remained current on all required debt service and continued property enhancements (See Note 10 – Mortgage Notes Payable and Mezzanine Financing). In addition, the Company maintains access to a related-party revolving credit facility with The InterGroup Corporation, which provides a contingency source of liquidity without required monthly principal or interest payments prior to maturity (See Note 9 – Related Party and Other Financing Transactions).

Management re-evaluated the Company’s liquidity as of March 31, 2026, and concluded that no conditions or events exist that raise substantial doubt about the Company’s ability to continue as a going concern for at least the next twelve months following issuance.

NOTE 2 – LIQUIDITY

See Note 1 – Basis of Presentation and Significant Accounting Policies (Going Concern) for management’s going concern assessment under ASC 205-40.

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

The Company experienced net cash provided by operating activities of approximately $1,869,000 for the nine months ended March 31, 2026. In response to ongoing market pressures, the Company has adopted several capital preservation initiatives, including deferral of non-essential capital projects, temporary suspension of certain Hotel services, renegotiation of vendor agreements, and reduction of controllable operating expenses. During the nine months ended March 31, 2026, the Company continued to invest in property enhancements, incurring capital expenditures totaling approximately $1,787,000. These expenditures included the renovation of 14 guest rooms, which had previously been utilized as administrative offices and were returned to the Company’s available room inventory upon completion in September 2025 (see Note 4).

As of March 31, 2026, the Company had:

●	Cash and cash equivalents of $5,849,000 (compared to $4,470,000 as of June 30, 2025);
●	Restricted cash of $5,955,000 (compared to $7,252,000 as of June 30, 2025); and
●	Marketable securities, net of margin balances, of $139,000 (compared to $127,000 as of June 30, 2025).

These securities are considered liquid and available for short-term needs (See Note 5).

Summary of Related Party Financing (See Note 9 for full details)

To supplement its liquidity position, the Company maintains access to an unsecured loan facility with its parent company, The InterGroup Corporation (“InterGroup”), a related party. In March 2025, the facility was amended to (i) increase the available borrowing capacity to $40,000,000, and (ii) extend the maturity date to July 31, 2027. In May 2025, the facility was amended to reduce the interest rate to 9% from 12%. During the nine months ended March 31, 2026, the Company had no additional borrowings under this facility. As of March 31, 2026, the outstanding loan balance was $38,108,000, with no principal repayments made to date. See Note 9 – Related Party and Other Financing Transactions for additional terms and activity.

The Company remains current on its debt service obligations as of March 31, 2026. For management’s going concern evaluation under ASC 205-40, including the assessment conclusion, see Note 1 (Going Concern).

The following table provides a summary as of March 31, 2026, the Company’s material financial obligations including interest payments:

		3 Months	Year	Year	Year	Year
	Total	2026	2027	2028	2029	2030	Thereafter
Mortgage notes payable	$103,300,000	$-	$103,300,000	$-	$-	$-	$-
Hilton/Aimbridge other notes payable	1,554,000	142,000	463,000	317,000	317,000	315,000	-
Related party notes payable	38,108,000	-	-	38,108,000	-	-	-
Interest mortgage notes payable	15,023,000	2,242,000	12,781,000	-	-	-	-
Interest related party note payable	16,203,000	1,143,000	4,573,000	10,487,000	-	-	-
Total	$174,188,000	$3,527,000	$121,117,000	$48,912,000	$317,000	$315,000	$-

Mortgage Notes Payable

See Note 10 – Mortgage Notes Payable and Mezzanine Financing for current facility terms, maturities, covenants, and cash-management provisions.

Related Party Notes Payable

See Note 9 – Related Party and Other Financing Transactions for additional information on the InterGroup revolving credit facility.

NOTE 3 – REVENUE

The following table presents our revenues disaggregated by revenue streams.

For the three months ended March 31,	2026	2025
Hotel revenues:
Hotel rooms	$14,424,000	$10,534,000
Food and beverage	980,000	728,000
Garage	764,000	760,000
Other operating departments	329,000	188,000
Total hotel revenue	$16,497,000	$12,210,000

For the nine months ended March 31,	2026	2025
Hotel revenues:
Hotel rooms	$35,907,000	$29,045,000
Food and beverage	2,512,000	2,115,000
Garage	2,486,000	2,415,000
Other operating departments	671,000	420,000
Total hotel revenue	$41,576,000	$33,995,000

Performance Obligations

We identified the following performance obligations for which revenue is recognized when (or as) the performance obligations are satisfied, in an amount that reflects the consideration we expect to be entitled to in exchange for providing the goods or services:

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

We do not disclose the value of unsatisfied performance obligations for contracts with an expected length of one year or less. Due to the nature of our business, our revenue is not significantly impacted by refunds. Cash payments received in advance of guests staying at our Hotel are refunded if the guest cancels within the specified time period before any services are rendered. Refunds related to service are generally recognized as an adjustment to the transaction price at the time the Hotel stay occurs or services are rendered.

Contract Assets and Liabilities

The Company does not have any material contract assets as of March 31, 2026 and June 30, 2025, other than trade and other receivables, net on our condensed consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

The Company records contract liabilities when cash payments are received or due in advance of guests staying at our Hotel, which are presented within accounts payable and other liabilities—hotel on our condensed consolidated balance sheets. Contract liabilities had on opening balance of $505,000 at July 1, 2025. Contract liabilities were $623,000 as of March 31, 2026. The increase as of March 31, 2026, was primarily driven by an increase in advance deposits received from customers for services to be performed after March 31, 2026. During the nine months ended March 31, 2026, we recognized $505,000 of revenue that was included in the contract liability balance at July 1, 2025.

Contract liabilities were $370,000 as of July 1, 2024 and decreased to $290,000 as of March 31, 2025. During the nine months ended March 31, 2025, we recognized $370,000 of revenue that was included in the contract liability balance at July 1, 2024.

Contract Costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers are less than one year.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in Hotel consisted of the following as of:

		Accumulated	Net Book
March 31, 2026	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Finance lease ROU assets	1,805,000	(1,749,000)	56,000
Furniture and equipment	41,065,000	(34,651,000)	6,414,000
Building and improvements	62,054,000	(36,783,000)	25,271,000
Investment in Hotel, net	$106,048,000	$(73,183,000)	$32,865,000

		Accumulated	Net Book
June 30, 2025	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Finance lease ROU assets	1,805,000	(1,665,000)	140,000
Furniture and equipment	41,195,000	(33,248,000)	7,947,000
Building and improvements	60,136,000	(35,564,000)	24,572,000
Investment in Hotel, net	$104,260,000	$(70,477,000)	$33,783,000

Finance lease right-of-use assets related to equipment are recorded at cost and amortized on a straight-line basis over the term. Furniture and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which generally range from 3 to 7 years. Building and improvements are recorded at cost and depreciated on a straight-line basis over estimated useful lives ranging from 15 to 39 years. Construction-in-progress is not depreciated until the assets are placed in service.

Depreciation expense for the nine months ended March 31, 2026 and 2025 was $2,705,000 and $2,655,000, respectively, and is included in depreciation and amortization expense in the condensed consolidated statements of operations.

As discussed in Note 2 – Liquidity, the Company continued property enhancements during the nine months ended March 31, 2026, including the renovation of 14 guest rooms that were returned to available room inventory upon completion in September 2025.

NOTE 5 - INVESTMENT IN MARKETABLE SECURITIES, NET

The Company’s investment in marketable securities consists primarily of corporate equity securities. The Company has also periodically invested in income-producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

As of March 31, 2026, and June 30, 2025, all the Company’s marketable equity securities are measured at fair value with changes recognized in earnings (ASC 321). The changes in unrealized gains and losses on these investments are included in earnings. The portfolio is held in a brokerage account and may be subject to margin; see Note 2 for amounts “net of margin balances.”

		Gross	Gross	Net
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Gain	Fair Value
As of March 31, 2026
Corporate
Equities	$112,000	$27,000	$-	$27,000	$139,000

As of June 30, 2025
Corporate
Equities	$112,000	$15,000	$-	$15,000	$127,000

Net (loss) gain on marketable securities on the condensed consolidated statements of operations is comprised of both realized and unrealized gains (losses). The breakdown of these components for the three and nine months ended March 31, 2026 and 2025 is as follows:

For the three months ended March 31,	2026	2025
Realized loss on marketable securities, net	$-	$(25,000)
Unrealized loss on marketable securities, net	(5,000)	(9,000)
Net loss on marketable securities	$(5,000)	$(34,000)

For the nine months ended March 31,	2026	2025
Realized loss on marketable securities, net	$-	$(11,000)
Unrealized gain (loss) on marketable securities, net	12,000	(15,000)
Net gain (loss) on marketable securities	$12,000	$(26,000)

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

The assets measured at fair value on a recurring basis are as follows:

	March 31, 2026	June 30, 2025
As of	Total - Level 1	Total - Level 1
Assets:
Investment in marketable securities:
REITs and real estate companies	$139,000	$127,000

Recurring fair value measurements include the following:

●	Marketable equity securities (Level 1): Quoted prices in active markets for identical assets.
●	Interest rate cap (Level 2): Valued using observable inputs including forward Term SOFR curves and implied volatilities from third-party pricing services; incorporates counterparty nonperformance risk where applicable.

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

The following table summarizes the fair value of the derivative instrument as of March 31, 2026:

Derivative Type	Notional Amount	Balance Sheet Classification	Fair Value	Fair Value Hierarchy
Interest Rate	$67,000,000	Other Assets	$23,000	Level 2

The Company did not record any material nonrecurring fair value measurements (e.g., long-lived asset impairments) during the nine months ended March 31, 2026 or 2025. See Note 4 for discussion of long-lived assets.

There have been no material changes to the Company’s fair value measurement methodologies or classification of instruments during the periods presented, and there were no transfers between levels 1, 2, and 3 during the nine months ended March 31, 2026 or 2025.

NOTE 7 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

As of	March 31, 2026	June 30, 2025
Cash and cash equivalents	$5,849,000	$4,470,000
Restricted cash	5,955,000	7,252,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$11,804,000	$11,722,000

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less at the date of purchase. Amounts are recorded within “cash and cash equivalents” on the condensed consolidated balance sheets.

Restricted cash consists primarily of funds held in lender-controlled accounts (lockbox/cash-management structure) related to the Hotel’s mortgage and mezzanine financing, including escrows and reserves for real estate taxes and insurance, replacement/FF&E and capital additions, and other amounts required by the loan agreements. Restricted cash is presented within current or noncurrent assets on the condensed consolidated balance sheets based on the expected timing of use, when applicable. See Note 10 – Mortgage Notes Payable and Mezzanine Financing for additional information about the cash-management/lockbox provisions.

Accordingly, the total of cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows equals the sum of cash and cash equivalents and restricted cash presented in the condensed consolidated balance sheets.

NOTE 8 - SEGMENT INFORMATION

The Company operates in two reportable segments, the operation of the Hotel (“Hotel Operations”) and the investment of its cash in marketable securities and other investments (“Investment Transactions”). These two operating segments, as presented in the condensed consolidated financial statements, reflect how management internally reviews each segment’s performance. Corporate expenses that are not allocated to segments are presented in “Corporate”.

The chief operating decision maker (“CODM”) is a group of senior executives who collectively use segment income (loss) before interest expense, gain on extinguishment of debt, depreciation and amortization, and income taxes as the primary measure reviewed for evaluating performance and allocating resources. The significant expense categories regularly provided for Hotel operations include labor and related benefits, utilities, repairs and maintenance, marketing, and general and administrative costs. These expenses are included in “Segment operating expenses” in the table below. Information below represents reporting segments for the three and nine months ended March 31, 2026 and 2025, respectively.

As of and for the three months	Hotel	Investment
ended March 31, 2026	Operations	Transactions	Corporate	Total
Revenues	$16,497,000	$-	$-	$16,497,000
Operating expenses	(10,120,000)	-	-	(10,120,000)
Utilities	(496,000)	-	-	(496,000)
Real estate taxes	(540,000)	-	-	(540,000)
Insurance	(218,000)	-	-	(218,000)
General & administrative	-	-	(267,000)	(267,000)
Segment income (loss)	5,123,000	-	(267,000)	4,856,000
Interest expense - mortgage	(2,476,000)	-	-	(2,476,000)
Interest expense - related party	(846,000)	-	-	(846,000)
Depreciation and amortization expense	(917,000)	-	-	(917,000)
Loss from investments	-	(46,000)	-	(46,000)
Net income (loss)	$884,000	$(46,000)	$(267,000)	$571,000
Total assets	$46,307,000	$139,000	$166,000	$46,612,000

As of and for the three months	Hotel	Investment
ended March 31, 2025	Operations	Transactions	Corporate	Total
Revenues	$12,210,000	$-	$-	$12,210,000
Operating expenses	(8,587,000)	-	-	(8,587,000)
Utilities	(398,000)	-	-	(398,000)
Real estate taxes	(478,000)	-	-	(478,000)
Insurance	(222,000)	-	-	(222,000)
General & administrative	-	-	(387,000)	(387,000)
Segment icome (loss)	2,525,000	-	(387,000)	2,138,000
Interest expense - mortgage	(2,459,000)	-	-	(2,459,000)
Interest expense - related party	(861,000)	-	-	(861,000)
Depreciation and amortization expense	(874,000)	-	-	(874,000)
Gain on extinguishment of debt	1,416,000	-	-	1,416,000
Loss from investments	-	(72,000)	-	(72,000)
Net loss	$(253,000)	$(72,000)	$(387,000)	$(712,000)
Total assets	$45,099,000	$99,000	$167,000	$45,365,000

As of and for the nine months	Hotel	Investment
ended March 31, 2026	Operations	Transactions	Corporate	Total
Revenues	$41,576,000	$-	$-	$41,576,000
Operating expenses	(28,495,000)	-	-	(28,495,000)
Utilities	(1,439,000)	-	-	(1,439,000)
Real estate taxes	(1,620,000)	-	-	(1,620,000)
Insurance	(728,000)	-	-	(728,000)
General & administrative	-	-	(849,000)	(849,000)
Segment income (loss)	9,294,000	-	(849,000)	8,445,000
Interest expense - mortgage	(7,354,000)	-	-	(7,354,000)
Interest expense - related party	(2,582,000)	-	-	(2,582,000)
Depreciation and amortization expense	(2,705,000)	-	-	(2,705,000)
Loss from investments	-	(108,000)	-	(108,000)
Income tax expense	-	-	(1,000)	(1,000)
Net loss	$(3,347,000)	$(108,000)	$(850,000)	$(4,305,000)
Total assets	$46,307,000	$139,000	$166,000	$46,612,000

As of and for the nine months	Hotel	Investment
ended March 31, 2025	Operations	Transactions	Corporate	Total
Revenues	$33,995,000	$-	$-	$33,995,000
Operating expenses	(24,039,000)	-	-	(24,039,000)
Utilities	(1,415,000)	-	-	(1,415,000)
Real estate taxes	(1,434,000)	-	-	(1,434,000)
Insurance	(644,000)	-	-	(644,000)
General & administrative	-	-	(1,038,000)	(1,038,000)
Segment income (loss)	6,463,000	-	(1,038,000)	5,425,000
Interest expense - mortgage	(8,128,000)	-	-	(8,128,000)
Interest expense - related party	(2,542,000)	-	-	(2,542,000)
Depreciation and amortization expense	(2,655,000)	-	-	(2,655,000)
Gain on extinguishment of debt	1,416,000	-	-	1,416,000
Loss from investments	-	(135,000)	-	(135,000)
Income tax expense	-	-	(1,000)	(1,000)
Net loss	$(5,446,000)	$(135,000)	$(1,039,000)	$(6,620,000)
Total assets	$45,099,000	$99,000	$167,000	$45,365,000

NOTE 9 - RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of related party and other notes payable as of March 31, 2026 and June 30, 2025, respectively:

As of	March 31, 2026	June 30, 2025
Note payable - InterGroup	$38,108,000	$38,108,000
Note payable - Hilton	1,346,000	1,583,000
Note payable - Aimbridge	208,000	396,000
Total related party and other notes payable	$39,662,000	$40,087,000

InterGroup Revolving Credit Facility (Related Party)

On July 2, 2014, the Company (through its predecessor structure) secured an unsecured loan from The InterGroup Corporation (“InterGroup”), a related party, in the principal amount of $4,250,000, bearing a fixed annual interest rate of 12%, with no monthly principal or interest payments required prior to maturity. InterGroup also received a loan fee equal to 3% of the principal. The loan was prepayable at any time without penalty and was extended through July 31, 2023. On December 16, 2020, the borrowing capacity was increased to $10,000,000. On December 31, 2021, following dissolution of the Partnership, Portsmouth assumed the outstanding obligation and its borrowing limit increased to $16,000,000.

In July 2023, maturity was extended to July 31, 2025, and capacity increased to $20,000,000 (0.5% modification fee). In March 2024, capacity increased to $30,000,000 (additional 0.5% modification fee on the incremental $10,000,000). In March 2025, capacity increased to $40,000,000 and maturity was extended to July 31, 2027. In May 2025, the interest rate was reduced to 9%. Principal and accrued interest are due at maturity; no monthly principal or interest payments are required prior to that date. As of March 31, 2026, the outstanding balance was $38,108,000. To date, the Company has not made any principal repayments on this note payable. See Note 2 – Liquidity for a summary. See Note 10 – Mortgage Notes Payable and Mezzanine Financing for the cash-management/lockbox provisions related to the Hotel financing.

Hilton Development Incentive (Other Financing)

The note payable to Hilton (the franchisor) is a self-exhausting, interest-free development incentive that is reduced by approximately $317,000 annually through January 2030 while the Company remains a Hilton franchisee.

Hotel Management Key Money

Under the February 1, 2017, Hotel Management Agreement (“HMA”) with Aimbridge Hospitality, Aimbridge advanced $2,000,000 of key money for capital improvements. The key money is amortized in equal monthly amounts over eight (8) years beginning on the second anniversary of the takeover date. The unamortized balance was $208,000 and $396,000 at March 31, 2026, and June 30, 2025, respectively, and is included in other notes payable in the condensed consolidated balance sheets.

Future minimum principal payments for all related party and other financing transactions are as follows:

For the year ending June 30,
2026 (3 months)	$142,000
2027	463,000
2028	38,425,000
2029	317,000
2030	315,000
Thereafter	-
$39,662,000

As of March 31, 2026 and June 30, 2025, the Company had accounts payable to InterGroup of $20,144,000 and $16,634,000, respectively, representing accrued interest and certain shared costs and expenses, primarily general and administrative expenses, rent, insurance, and other expenses.

Ownership and Governance

As of March 31, 2026, InterGroup owned approximately 75.9% of the outstanding common shares of Portsmouth, and John V. Winfield owned approximately 2.5% of Portsmouth’s outstanding common shares. Mr. Winfield also serves as the President, Chairman of the Board and Chief Executive Officer of InterGroup and owns approximately 68.8% of InterGroup’s outstanding common shares as of that date.

At March 31, 2026, the members of Portsmouth’s Board of Directors — John V. Winfield, William J. Nance, Andrew J. Kaplan, Yvonne Murphy, and Steve Grunwald — also serve as directors of InterGroup. Mr. Winfield served as Managing Director of Justice until its dissolution in December 2021. The Company’s President David C. Gonzalez also serves as Chief Operating Officer of InterGroup.

On January 6, 2026, John C. Love notified Portsmouth Square, Inc. of his resignation from the company’s Board of Directors, effective immediately. Mr. Love’s resignation was not the result of any disagreement with the company regarding its operations, policies, or practices.

On the same date, the Company’s Board of Directors appointed Andrew Kaplan to serve as a director of the Company, effectively immediately. These matters were previously disclosed in a Current Report on Form 8-K filed by the Company on January 9, 2026.

All related-party transactions are reviewed in accordance with the Company’s related-party transaction policy.

NOTE 10 – MORTGAGE NOTES PAYABLE AND MEZZANINE FINANCING

See Note 1 (Going Concern) for management’s evaluation under ASC 205-40 and Note 9 – Related Party and Other Financing Transactions for the related-party credit facility with The InterGroup Corporation.

The Company’s Annual Report on Form 10-K for the year ended June 30, 2025 and the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025 include a detailed description of the Company’s prior senior mortgage and mezzanine loan, related forbearance agreements and default notices, and the refinancing completed on March 28, 2025. There were no material changes to the terms of the Company’s senior mortgage and mezzanine financing arrangements during the quarter ended March 31, 2026.

Senior Mortgage and Mezzanine Financing (Current Facilities)

On March 28, 2025, the Company refinanced the senior mortgage and amended and restated the mezzanine loan, fully retiring the prior facilities.

●	Senior Mortgage (Prime Finance): The Company, through Justice Operating Company, LLC (“Operating”), entered into a $67,000,000 Mortgage Loan Agreement with Prime Finance (“Prime”). The loan bears interest at Term SOFR + 4.75% (with a Term SOFR cap of 4.50%) and is interest-only through maturity. The initial maturity date is April 9, 2027, with three one-year extension options subject to satisfaction of specified conditions. The loan is secured by the Hilton San Francisco Financial District (the “Hotel”). An interest rate cap was purchased at inception (premium approximately $136,000). See Note 6 for information regarding the interest rate cap.
●	Mezzanine Loan (CRED REIT Holdco LLC): Operating’s mezzanine lender executed an amended and restated mezzanine loan agreement in the principal amount of $36,300,000, bearing interest at a fixed rate of 7.25%, with maturity and potential extension terms matching the senior mortgage. The mezzanine loan is secured by the membership interest in Operating.
●	Guaranties and covenants: The loan agreements include customary covenants, representations and warranties, and events of default. Portsmouth provides a limited guaranty in connection with both facilities.
●	Status: As of March 31, 2026, the Company was current on required debt service and in compliance applicable covenants.

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

Additional Information

The Company’s Annual Report on Form 10-K for the year ended June 30, 2025 includes additional information regarding the terms of these arrangements.

NOTE 11 – ACCOUNTS PAYABLE AND OTHER LIABILITIES

The following summarizes the balances of accounts payable and other liabilities as of March 31, 2026 and June 30, 2025, respectively.

As of	March 31, 2026	June 30, 2025
Trade payable	$1,393,000	$1,944,000
Advance deposits	652,000	519,000
Payroll and related accruals	3,395,000	2,975,000
Mortgage interest payable	5,401,000	3,283,000
Withholding and other taxes payable	1,136,000	1,597,000
Franchise fees	410,000	1,649,000
Management fees payable	250,000	604,000
Other payables	306,000	229,000
Total accounts payable and other liabilities	$12,943,000	$12,800,000

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date that the accompanying condensed consolidated financial statements were issued, and determined that no events occurred during the subsequent event evaluation period that require recognition or additional disclosure in the accompanying condensed consolidated financial statements. The evaluation period extended through the date of issuance, May 11, 2026.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, including anticipated repayment of certain of the Company’s indebtedness, the impact on our business and financial condition, the effects of competition, the effects of future legislation or regulations and other non-historical statements, as well as the impact of macroeconomic factors (including inflation, increases in interest rates, potential economic slowdown or a recession and geopolitical conflicts). Forward-looking statements include all statements that are not historical facts, and in some cases, can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events.

Such statements are subject to certain risks and uncertainties. These risks and uncertainties include, the following: national and worldwide economic conditions, including the impact of recessionary conditions on tourism, travel and the lodging industry; the impact of terrorism and war on the national and international economies, including tourism, securities markets, energy and fuel costs; natural disasters; general economic conditions and competition in the hotel industry in the San Francisco area; seasonality, labor relations and labor disruptions; actual and threatened pandemics and other public health events; the ability to obtain financing at favorable interest rates and terms; securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, including under “Risk Factors.”. These risks and uncertainties are not exhaustive. These risks and uncertainties could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events, except as required by law.

RESULTS OF OPERATIONS

The Company’s principal source of revenue is derived from Hotel operations, including room, food and beverage, garage and other operating department revenues The financial statements of Operating have been consolidated with those of the Company.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The Company had net income of $571,000 for the three months ended March 31, 2026 compared to net loss of $712,000 for the three months ended March 31, 2025. The improvement was primarily driven by improved Hotel operating results, including higher room revenues associated with increased room availability and improved average daily rate (“ADR”) and occupancy.

Hotel Operations

The Company had net income from Hotel operations of $884,000 for the three months ended March 31, 2026 compared to net loss of $253,000 for the three months ended March 31, 2025. The improvement was primarily attributable to higher room revenues, including increased room availability resulting from returning renovated administrative office space to 14 additional keys as well as ADR and occupancy. The market continues to show signs of recovery with strong growth in the business travel segment raising midweek rates. In the quarter ended March 31, 2026, the market hosted the Super Bowl, which supported February demand and RevPAR.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended March 31, 2026 and 2025:

For the three months ended March 31,	2026	2025
Hotel revenues:
Hotel rooms	$14,424,000	$10,534,000
Food and beverage	980,000	728,000
Garage	764,000	760,000
Other operating departments	329,000	188,000
Total Hotel revenues	16,497,000	12,210,000
Operating expenses excluding depreciation and amortization	(11,374,000)	(9,685,000)
Operating income before interest, depreciation and amortization	5,123,000	2,525,000
Gain on extinguishment of debt	-	1,416,000
Interest expense - mortgages	(2,476,000)	(2,459,000)
Interest expense - related party	(846,000)	(861,000)
Depreciation and amortization expense	(917,000)	(874,000)
Net income (loss) from Hotel operations	$884,000	$(253,000)

For the three months ended March 31, 2026, the Hotel had operating income of $5,123,000 before interest expense, depreciation, and amortization on total operating revenues of $16,497,000 compared to operating income of $2,525,000 before interest expense, depreciation, and amortization on total operating revenues of $12,210,000 for the three months ended March 31, 2025.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the three months ended March 31, 2026 and 2025:

Three Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR
2026	$306	94%	$287
2025	$241	89%	$215

As shown in the operating metrics table above, ADR and occupancy increased year-over-year, resulting in higher RevPar for the three months ended March 31, 2026.

Investment Transactions

The Company recorded a net loss on marketable securities of $5,000 for the three months ended March 31, 2026 compared to a net loss of $34,000 for the three months ended March 31, 2025. Given the modest size of the portfolio ($139,000 at March 31, 2026 and $127,000 at June 30, 2025, each net of margin balances), period-to-period activity in marketable securities is not expected to be material to the Company’s consolidated results of operations or liquidity. See Note 5 – Investment in Marketable Securities, Net.

Nine Months Ended March 31, 2026 Compared to Nine Months Ended March 31, 2025

The Company had net loss of $4,305,000 for the nine months ended March 31, 2026 compared to net loss of $6,620,000 for the nine months ended March 31, 2025. The decrease in net loss was primarily attributable to improved Hotel operating results, including increased room availability resulting from the return of renovated administrative office space to available room inventory. The prior-year period also reflected lower expenses related to a management incentive fee waiver. In addition, mortgage interest expense decreased in the current-year period.

Hotel Operations

The Company had net loss from Hotel operations of $3,347,000 for the nine months ended March 31, 2026 compared to net loss of $5,446,000 for the nine months ended March 31, 2025. The improvement in operating results was primarily driven by growth in Business Travel as well as ADR lift from complete guest room renovation that was recently completed. The conversion of former administrative office space into revenue-generating guest rooms also contributed to the increased revenues. The prior-year period also reflected lower expenses related to a management incentive fee waiver of approximately $1,030,000 and a $1,416,000 gain on extinguishment of debt.

The following table sets forth a more detailed presentation of Hotel operations for the nine months ended March 31, 2026 and 2025:

For the nine months ended March 31,	2026	2025
Hotel revenues:
Hotel rooms	$35,907,000	$29,045,000
Food and beverage	2,512,000	2,115,000
Garage	2,486,000	2,415,000
Other operating departments	671,000	420,000
Total Hotel revenues	41,576,000	33,995,000
Operating expenses excluding depreciation and amortization	(32,282,000)	(27,532,000)
Operating income before interest, depreciation and amortization	9,294,000	6,463,000
Gain on extinguishment of debt	-	1,416,000
Interest expense - mortgages	(7,354,000)	(8,128,000)
Interest expense - related party	(2,582,000)	(2,542,000)
Depreciation and amortization expense	(2,705,000)	(2,655,000)
Net loss from Hotel operations	$(3,347,000)	$(5,446,000)

For the nine months ended March 31, 2026, the Hotel had operating income of $9,294,000 before interest expense, depreciation, and amortization on total operating revenues of $41,576,000 compared to operating income of $6,463,000 before interest expense, depreciation, and amortization on total operating revenues of $33,995,000 for the nine months ended March 31, 2025.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the nine months ended March 31, 2026 and 2025.

Nine Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR
2026	$251	93%	$236
2025	$213	91%	$194

As shown in the operating metrics table above, ADR and occupancy increased year-over-year, resulting in higher RevPAR for the nine months ended March 31, 2026.

Investment Transactions

The Company recorded a net gain on marketable securities of $12,000 for the nine months ended March 31, 2026 compared to a net loss of $26,000 for the nine months ended March 31, 2025. Given the modest size of the portfolio ($139,000 at March 31, 2026 and $127,000 at June 30, 2025, each net of margin balances), period-to-period activity in marketable securities is not expected to be material to the Company’s consolidated results of operations or liquidity. See Note 5 – Investment in Marketable Securities, Net.

Tax Estimates

We record a tax benefit for a position only if we believe it is more likely than not to hold up under audit, and we measure that benefit conservatively. Audits or changes in tax laws can change our conclusions and, in turn, our results. The Company recognized income tax expense of $1,000 for each of the nine months ended March 31, 2026 and 2025. The amount represent the income tax effect on the Company’s pretax loss, which includes the operations of the Hotel.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of March 31, 2026 and June 30, 2025 by selected industry groups.

		% of Total
As of March 31, 2026		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$139,000	100.0%

		% of Total
As of June 30, 2025		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$127,000	100.0%

The following table shows the net loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended March 31,	2026	2025
Net loss on marketable securities	$(5,000)	$(34,000)
Dividend and interest income	-	3,000
Trading and management expenses	(41,000)	(41,000)
	$(46,000)	$(72,000)

For the nine months ended March 31,	2026	2025
Net gain (loss) on marketable securities	$12,000	$(26,000)
Dividend and interest income	-	10,000
Trading and management expenses	(120,000)	(119,000)
	$(108,000)	$(135,000)

FINANCIAL CONDITION AND LIQUIDITY

The Company had cash, cash equivalents and restricted cash of $11,804,000 and $11,722,000 as of March 31, 2026, and June 30, 2025, respectively. The Company had marketable securities, net of margin due to securities broker, of $139,000 and $127,000 as of March 31, 2026, and June 30, 2025, respectively. These marketable securities are short-term investments and readily convertible to cash and are not material to the Company’s overall liquidity. See Note 7 – Cash, Cash Equivalents and Restricted Cash and Note 5 – Investment in Marketable Securities, Net. Restricted cash primarily reflects lender-controlled accounts under the Hotel’s cash-management/lockbox arrangement.

The Company maintains an unsecured revolving credit facility with The InterGroup Corporation (“InterGroup”), a related party, as a contingency source of liquidity. As of March 31, 2026, the outstanding balance was $38,108,000. See Note 8 – Related Party and Other Financing Transactions for the facility terms and amendment history.

The Company may consider amending its by-laws to increase authorized shares and pursue public capital market offerings if deemed necessary to support liquidity.

Refinancing Accounting Effects (FY2025)

See Note 10 and the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 for information regarding the March 28, 2025 refinancing and related accounting effects.

Management believes that current liquidity sources, including operating cash flows and cash on hand, together with availability under the InterGroup related-party revolving credit facility, will be sufficient to support near-term working capital needs. There can be no assurance that market or operating conditions will not adversely affect the Company’s liquidity.

The Company continues to evaluate strategic alternatives and operational adjustments in response to ongoing macroeconomic and market-specific challenges in San Francisco’s hospitality sector.

Capital Expenditures

During the nine months ended March 31, 2026, the Company incurred approximately $1,787,000 of capital expenditures, primarily related to guest-room renovations and returning 14 rooms previously used as administrative offices and other uses, to available inventory. The Company expects to continue selective investments to maintain brand standards, subject to liquidity and covenant considerations. See Note 4 – Investment in Hotel, Net.

Going Concern

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025, management concluded that conditions giving rise to substantial doubt were alleviated as of that date as a result of the Company’s March 28, 2025, refinancing of its senior mortgage and restated mezzanine loan. Management re-evaluated the Company’s liquidity as of March 31, 2026 and concluded that no conditions or events exist that raise substantial doubt about the Company’s ability to continue as a going concern for at least the next twelve months following issuance. See Note 1 – Basis of Presentation and Significant Accounting Policies (Going Concern).conditions as of the date of issuance of these interim financial statements and concluded that no conditions or events exist that raise substantial doubt under ASC 205-40. See Note 1 – Basis of Presentation and Significant Accounting Policies (Going Concern).

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of March 31, 2026, the Company’s material financial obligations including interest payments:

		3 Months	Year	Year	Year	Year
	Total	2026	2027	2028	2029	2030	Thereafter
Mortgage notes payable	$103,300,000	$-	$103,300,000	$-	$-	$-	$-
Hilton/Aimbridge other notes payable	1,554,000	142,000	463,000	317,000	317,000	315,000	-
Related party notes payable	38,108,000	-	-	38,108,000	-	-	-
Interest mortgage notes payable	15,023,000	2,242,000	12,781,000	-	-	-	-
Interest related party notes payable	16,203,000	1,143,000	4,573,000	10,487,000	-	-	-
Total	$174,188,000	$3,527,000	$121,117,000	$48,912,000	$317,000	$315,000	$-

Mortgage Notes Payable

See Note 10 – Mortgage Notes Payable and Mezzanine Financing.

Related Party Notes Payable

See Note 9 – Related Party and Other Financing Transactions.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2026, the Company had no material off-balance sheet arrangements as defined in Item 303(a) of Regulation S-K.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those that are most significant to the portrayal of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. We evaluate our estimates on an ongoing basis, including those related to the consolidation of our subsidiaries, recognition of our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates. There have been no material changes to the Company’s critical accounting policies during the nine months ended March 31, 2026. For a discussion of Company’s critical accounting policies and estimates, see the Company’s Annual Report on Form 10-K for the year ended June 30, 2025.

INCOME TAXES

We apply ASC 740 to account for income taxes. Significant judgment is required to estimate the future tax consequences of events recognized in our condensed consolidated financial statements and tax returns, including the realizability of deferred tax assets and the effects of changes in tax laws or their interpretation. Our income tax returns are subject to examination by the IRS and other taxing authorities; changes in our assessment of these matters could materially affect our condensed consolidated financial statements. We evaluate tax positions taken or expected to be taken on a tax return and recognize benefits only when it is more likely than not that the position will be sustained upon examination, based on the technical merits and assuming full knowledge by the taxing authority. For positions that meet this threshold, the recognized benefit is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. Positions that do not meet the recognition threshold are not recognized. Because estimates, assumptions, and judgments are inherent in these evaluations, changes in our assessments could materially affect our condensed consolidated financial statements. We recognize interest and penalties related to uncertain tax positions in income tax expense.

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

When indicators of impairment exist, we compare the carrying amount to the sum of the asset group’s undiscounted cash flows expected from use and eventual disposition. If the carrying amount is not recoverable, we measure an impairment loss as the excess of carrying amount over fair value. Fair value is estimated using market and/or income approaches, which require significant judgment, including assumptions about occupancy, ADR/RevPAR, operating margins, required capital expenditures, terminal values, and market discount and capitalization rates. Our indicators of impairment assessment consider industry conditions, property location, market dynamics, historical performance, and property-specific facts available at the time; conclusions may vary from period to period as facts change.

Changes in economic or operating conditions, or in the estimates and assumptions used in our impairment analyses, could result in future impairment charges.

There were no indicators of impairment for our hotel investments or definite-lived intangible assets, and no impairment losses were recorded for the nine months ended March 31, 2026 and 2025, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a “smaller reporting company” and therefore not required to provide the information required by this Item.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were effective at a reasonable assurance to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management as appropriate.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Without waiving any rights, and to evaluate available options and respond to the City’s directives, the Company has engaged a project manager, structural engineer, and architect to advise on the Plan for Bridge removal and reconstruction of the Property’s Kearny Street frontage. The Company continues to work with the City on approvals and permits and is discussing both process and financial responsibility. Those discussions are expected to continue at least through the calendar first two quarters of 2026. A final Plan is not expected to be completed and approved until the second calendar quarter 2026; and demolition is unlikely to commence before July 2026 at the earliest.

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

There have been no events to report that are required to be reported under this Item.

Item 3. DEFAULTS UPON SENIOR SECURITIES

There have been no events that are required to be reported under this Item.

Item 4. MINE SAFETY DISCLOSURES

There have been no events that are required to be reported under this Item.

Item 5. OTHER INFORMATION

There have been no events under this Item.

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

PORTSMOUTH SQUARE, INC.
(Registrant)

Date:	May 11, 2026	by	/s/ John V. Winfield
John V. Winfield
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2026	by	/s/ Ann Marie Blair
Ann Marie Blair
Principal Financial Officer

- 27 -