Form 10-K
period 2026-06-30
PORTSMOUTH SQUARE INC
filed 2026-09-28
CIK 79661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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

☐ Yes ☒ No

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the Common Stock, no par value, held by non-affiliates computed by reference to the price at which the Company Stock was last sold, or the average bid and asked price, as of the last business day of the registrant’s most recently completed second quarter, December 31, 2025, was $1,269,000.

The number of shares outstanding of registrant’s Common Stock, as of September 28, 2026 was 734,187.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to, statements related to our expectations regarding our liquidity and capital resources, including our indebtedness and ability to satisfy extension or refinancing conditions, future operating performance, capital expenditures, market conditions and other future events or circumstances.

Forward-looking statements include statements that are not historical facts and may be identified by words such as “believes,” “expects,” “may,” “will,” “should,” “could,” “intends,” “plans,” “estimates,” and “anticipates” and similar expressions, although not all forward-looking statements contain these words.

Forward-looking statements are based on management’s current expectations and assumptions and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied. These risks and uncertainties include, among others, our dependence on a single Hotel in San Francisco; economic, business travel, convention and tourism conditions in San Francisco; our substantial indebtedness and ability to satisfy conditions for extensions or refinancing; our dependence on Hilton and Aimbridge; labor and operating costs; capital expenditure requirements; competition; cybersecurity risks; and the other risks described in Item 1A – Risk Factors and elsewhere in this Annual Report on Form 10-K.

Readers should not place undue reliance on forward-looking statements, which speak only as of the date they are made. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise.

PART I

Item 1. Business.

GENERAL

Portsmouth Square, Inc. (“Portsmouth,” the “Company,” “we,” “us,” or “our”) is a California corporation incorporated on July 6, 1967. As of June 30, 2026, approximately 75.9% of the Company’s outstanding common stock was owned by The InterGroup Corporation (“InterGroup”), a publicly traded company listed on the Nasdaq Capital Market under the symbol “INTG.” InterGroup is the Company’s controlling shareholder. See Item 1A – Risk Factors and Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company’s principal business is the ownership and operation of the Hilton San Francisco Financial District, a full-service hotel located at 750 Kearny Street in San Francisco, California (the “Hotel”). Effective September 30, 2025, the Hotel’s available room inventory increased from 544 to 558 rooms following the conversion of 14 former administrative office spaces into guestrooms.

The Hotel generates revenues principally from guest rooms, food and beverage operations, parking and other Hotel operations and serves business, convention, group and leisure travelers.

The Hotel is operated through the Company’s wholly owned subsidiary structure. Justice Operating Company, LLC (“Operating”) owns the Hotel, Justice Pledgor, LLC (“Pledgor”) is the sole member of Operating, and Justice Mezzanine Company, LLC (“Mezzanine”) is the sole member of Pledgor.

HILTON FRANCHISE AGREEMENT

Operating is party to a franchise agreement with HLT Franchise Holding, LLC (“Hilton”) under which the Hotel operates as the Hilton San Francisco Financial District. The franchise agreement extends through January 31, 2030.

The License Agreement requires the Hotel to comply with applicable Hilton brand standards and capital improvement requirements. Failure to comply with applicable requirements could result in penalties or termination of the franchise, as discussed in Item 1A – Risk Factors.

HOTEL MANAGEMENT AGREEMENT

Operating entered into a hotel management agreement (“HMA”) with Aimbridge Hospitality (“Aimbridge”) to manage the Hotel, along with its five-level parking garage, effective February 3, 2017. The HMA has an initial ten-year term ending in February 2027 and provides for up to five successive one-year renewal periods, subject to the terms of the agreement.

Under the HMA, Aimbridge receives a base management fee equal to 1.70% of total Hotel revenue and may earn an incentive fee based on Hotel operating performance, subject to the terms of the HMA. See Note 10 – Management Agreement to the Consolidated Financial Statements and Item 1A – Risk Factors.

CHINESE CULTURE FOUNDATION LEASE

The Hotel is subject to a long-term lease with the Chinese Culture Foundation of San Francisco (the “Foundation”) covering the third-floor Chinese Culture Center. The lease automatically extended for an additional 10-year term in October 2023 while the property continues to operate as a hotel. Under the lease, the Foundation has the right to reserve the event space for up to 75 days per calendar year, subject to specified conditions, and the Hotel may use reserved dates upon payment of a contractual fee.

MARKETABLE SECURITIES INVESTMENT POLICIES

In addition to its Hotel operations, the Company from time to time invests in marketable securities and other investment instruments.

The Company’s securities investments are made under the supervision of an Executive Strategic Real Estate and Securities Investment Committee of the Board of Directors (the “Committee”). The Committee has delegated authority to manage the portfolio to the Company’s Chairman and Chief Executive Officer subject to investment guidelines established by the Committee.

See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 5, 6 and 13 to the Consolidated Financial Statements for additional information regarding the Company’s investment activities.

SEASONALITY

Historically, the Hotel’s operation has been seasonal under normal circumstances. The Hotel generally experiences lower demand during the holiday period from approximately Thanksgiving through early January. These seasonal patterns may cause fluctuations in the Hotel’s quarterly revenues.

COMPETITION

The Hotel operates in a highly competitive San Francisco lodging market and competes with full-service and other lodging properties for business, convention, group and leisure travelers. Competition is based on factors including location, brand affiliation, room rates, property condition, amenities, service levels and access to corporate, convention and leisure demand. The Hotel’s Financial District location, Hilton affiliation and recently renovated guestrooms and public areas are important competitive factors.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

The Hotel is subject to federal, state and local laws and regulations applicable to its operations, including laws and regulations relating to employment and labor, food and beverage service, accessibility, health and safety, privacy, taxation and environmental matters. Changes in applicable laws or regulations could increase the Company’s operating or capital costs.

The Company’s operations are subject to various federal, state, and local environmental laws and regulations. Management is not aware of any pending environmental matters or remediation obligations that are expected to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows. Compliance with existing environmental laws has not had, and is not currently expected to have, a material effect on the Company’s capital expenditures, earnings or competitive position.

EMPLOYEES

As of June 30, 2026, the Company and the Hotel had a total of 191 employees, of whom 152 were full-time. Of the 191 employees, four were full-time corporate employees of Portsmouth and the remainder were Hotel employees.

As of June 30, 2026, approximately 90% of the Hotel employees were represented by one of three labor unions and were covered by collective bargaining agreements (“CBAs”). Aimbridge, as agent for Justice Operating Company, LLC (“Operating”), administers the applicable CBAs, and Operating funds the related payroll, employee benefits and other labor costs.

The CBA covering employees represented by Local 2 (Hotel and Restaurant Employees) expires on August 13, 2028. The CBA covering employees represented by Local 856 (International Brotherhood of Teamsters) expires on December 31, 2028. The CBA covering employees represented by Local 39 (Stationary Engineers) expires in July 2030.

The terms of the CBAs affect the Hotel’s wages, employee benefits and other labor-related operating costs. See Item 1A – Risk Factors.

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

Item 1A. Risk Factors.

RISKS RELATED TO OUR HOTEL OPERATIONS

Our results depend on a single hotel property in San Francisco and are highly sensitive to local demand and competitive conditions.

Substantially all of our revenues are generated by the Hilton San Francisco Financial District. Because our operations are concentrated in a single property and a single geographic market, our financial performance is particularly sensitive to economic, business, travel, and tourism, convention and competitive conditions in the San Francisco area. Demand for Hotel accommodations depends on business, convention, group and leisure travel, corporate spending, consumer confidence and general economic conditions. Economic downturns, reduced travel demand, changing customer preferences or increased competition could reduce occupancy, average daily room rates, revenues and operating margins. Because we do not operate other hotel properties or in other geographic markets, adverse conditions affecting the Hotel or the San Francisco lodging market could have a material adverse effect on our results of operations and cash flows.

The Hotel requires significant ongoing capital expenditures and compliance costs.

Hotels require substantial expenditures for renovations, maintenance, furniture, fixtures, equipment, technology, and compliance with brand standards and governmental requirements. The Hotel is also subject to federal, state and local requirements relating to matters such as accessibility, employment, food and beverage operations, health and safety and environmental matters.

We may not generate sufficient cash flow to fund these expenditures and may need additional debt or equity financing. Delays, cost overruns, labor shortages, supply chain disruptions, inflation, or an inability to obtain financing could adversely affect our competitiveness and financial performance.

We depend on third parties to operate and franchise the Hotel.

The Hotel is managed by Aimbridge Hospitality and operates under the Hilton brand pursuant to a franchise agreement. Our success depends in part upon the continued performance of these third parties and our ability to maintain these contractual relationships.

The initial term of the Aimbridge management agreement ends in February 2027, subject to a renewal provisions, and the Hilton franchise agreement extends through January 31, 2030. Failure to satisfy franchise standards, termination or nonrenewal of management or franchise agreement, or poor operational performance could materially adversely affect our operations and financial results.

Our heavily unionized Hotel workforce exposes us to increased labor costs and potential operating disruptions.

As of June 30, 2026, approximately 90% of the Hotel’s 187 employees were represented by one of three labor unions under collective bargaining agreements. These agreements affect wages, employee benefits and other labor-related operating costs. Future increases in labor costs, changes in applicable labor laws, collective bargaining negotiations, labor disputes or work stoppages could increase operating expenses or disrupt Hotel operations and adversely affect our results.

Restoration work following removal of the pedestrian bridge and construction of permanent improvements to the Hotel entrance could result in additional costs or operational disruption.

The pedestrian bridge connecting the Hotel to Portsmouth Square was physically removed on August 9, 2026, and the Hotel resumed guest operations on August 10, 2026, following a temporary closure. The City and its contractor continue to perform restoration work affecting portions of the Hotel façade and surrounding areas, and the Company is separately responsible for the design and construction of permanent improvements to the Hotel’s Kearny Street entrance. Delays in design, governmental approvals, permitting or construction, unexpected conditions, increased project costs or disruption of guest access could adversely affect Hotel operations, revenues or cash flows.

Our business is exposed to catastrophic events and insurance risks.

Natural disasters, including earthquakes, severe weather, terrorism, public health emergencies, and other catastrophic events could disrupt operations or reduce travel demand. Our concentration in a single San Francisco property increases our exposure to events affecting the Hotel or the surrounding area.

Although we maintain insurance coverage, such coverage may not be available for all risks or may be subject to significant deductibles, exclusions, or coverage limitations. Rising insurance costs or reduced availability of coverage could adversely affect our financial condition.

Cybersecurity incidents could adversely affect our operations.

We rely on information technology systems, including systems operated by third parties, to conduct our business. Cybersecurity incidents, including ransomware attacks, unauthorized access, or other disruptions, could impair operations, compromise confidential information, expose us to litigation or regulatory actions, and harm our reputation. We also depend on systems and technology maintained by third parties, including our Hotel manager and franchisor, which may expose us to cybersecurity risks outside our direct control. See Item 1C – Cybersecurity.

RISKS RELATED TO FINANCING AND LIQUIDITY

Our substantial indebtedness could adversely affect our financial condition.

We have significant debt obligations that require substantial principal and interest payments and subject us to financial covenants. Our indebtedness reduces financial flexibility, limits our ability to pursue strategic opportunities, and increases our vulnerability to adverse economic conditions and rising interest rates. Our inability to comply with debt covenants, refinance indebtedness, or satisfy extension conditions could materially adversely affect our business and financial condition.

RISKS RELATED TO OUR OWNERSHIP AND COMMON STOCK

Our common stock is quoted on the OTC Pink Open Market and may have limited liquidity and significant price volatility.

Our common stock is quoted on the OTC Markets Group Pink Open Market and is not listed on a national securities exchange. The market for our common stock may have limited trading volume and liquidity. As a result, shareholders may have difficulty selling shares at desired prices, and relatively small transactions may result in significant fluctuations in the market price of our common stock.

InterGroup controls the Company and is also a significant creditor of the Company

As of June 30, 2026, InterGroup owned approximately 75.9% of our outstanding common stock. As a result, InterGroup is able to control or significantly influence matters submitted to shareholders, including the election of directors, corporate transactions, and other significant corporate actions. The Company also has substantial financing and other related-party transactions with InterGroup, including $38.108 million outstanding under an unsecured revolving credit facility as of June 30, 2026. The interests of InterGroup may differ from those of our minority shareholders.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The Company maintains processes designed to assess, identify and manage material risks from cybersecurity threats. Because the Company’s Hotel and corporate operations depend substantially on information technology systems operated or supported by third parties, the Company’s cybersecurity risk management processes address risks arising from both its corporate technology environment and the third-party systems used in the operation and franchising of the Hotel.

Risk Management and Strategy

The Company’s technology environment generally consists of three principal areas. First, the Hotel utilizes systems and technology provided and maintained by Hilton in connection with reservations, booking, marketing and other franchise-related functions. Second, Aimbridge Hospitality (“Aimbridge”), as manager of the Hotel, provides and maintains systems used for Hotel-level accounting, operations and administrative support. Third, the Company’s corporate office relies on a third-party information technology and cybersecurity provider and third-party software platforms, including Yardi, for accounting and administrative functions. A substantial portion of the Company’s corporate operations and communications are conducted through internet-based systems and third-party technology platforms.

Because of the Company’s size, it does not maintain a dedicated internal cybersecurity department and instead relies on its third-party information technology and cybersecurity provider for technical cybersecurity expertise and services relating to its corporate technology environment.

The Company’s cybersecurity risk and vulnerability assessments:

●	use of third-party information technology and cybersecurity professionals to assist in monitoring, investigating, containing and remediating identified threats and vulnerabilities;

●	cybersecurity awareness and compliance training;

●	maintenance and periodic testing of cybersecurity incident-response procedures; and monthly cybersecurity awareness training to our staff; and

●	consideration of cybersecurity risks associated with material third-party technology and service providers.

The Company uses its third-party information technology and cybersecurity provider and related cybersecurity tools and services to assist in monitoring its corporate technology environment, evaluating vulnerabilities and addressing identified cybersecurity risks. Hotel personnel also complete annual Payment Card Industry (“PCI”) compliance certification and training requirements through both Hilton and Aimbridge.

The Company’s cybersecurity risk management processes are integrated into its overall risk management processes.

Third-Party Service Providers

The Company depends substantially on third-party technology and service providers for systems used in its operations. Hilton provides and maintains systems used for reservations, booking, marketing and other franchise-related functions, while Aimbridge provides and maintains systems used for Hotel-level accounting, operations and administrative support. Hilton and Aimbridge maintain their own cybersecurity programs and controls, and Hotel personnel complete annual PCI compliance certification and training requirements through both organizations.

The Company also relies on its third-party information technology and cybersecurity provider for its corporate technology environment and on third-party software platforms, including Yardi, for certain accounting and administrative functions.

The Company does not directly control the cybersecurity systems, practices or infrastructure of Hilton, Aimbridge, Yardi or its other third-party service providers. Accordingly, a cybersecurity incident affecting one of these providers could adversely affect the Company even if the Company’s corporate systems were not directly compromised.

Management and Board Oversight

The Company’s management is responsible for overseeing the assessment and management of material risks from cybersecurity threats. Because the Company does not maintain a dedicated internal cybersecurity department, management relies on its third-party information technology and cybersecurity provider, as well as information received from material technology and service providers, to assist in identifying, assessing and responding to cybersecurity risks.

The Company’s Controller and Principal Financial Officer is responsible for coordinating the Company’s cybersecurity risk management activities with its third-party information technology and cybersecurity provider. The Controller and Principal Financial Officer receive information regarding identified cybersecurity risks, vulnerabilities and incidents and is responsible for escalating material cybersecurity matters to senior management and, when appropriate, the Board of Directors. The Controller and Principal Financial Officer is not a dedicated cybersecurity professional; the Company relies on its third-party information technology and cybersecurity provider for technical cybersecurity expertise and services.

Management monitors cybersecurity risks through communications with the Company’s third-party information technology and cybersecurity provider, assessments of identified risks and vulnerabilities, and information received from material third-party service providers.

The Board of Directors oversees risks from cybersecurity threats and receives periodic reports from management regarding cybersecurity risks, incidents and risk mitigation measures. Material cybersecurity incidents would be reported to the Board as appropriate. The Board reviews the Company’s cybersecurity risk management processes and incident-response planning at least annually.

Effect of Cybersecurity Risks

Risks from cybersecurity threats, including risks associated with third-party systems used by the Company, have not materially affected the Company, including its business strategy, results of operations or financial condition. The Company did not identify any cybersecurity incident during the fiscal year ended June 30, 2026, that materially affected the Company.

The Company has not identified any cybersecurity threat that management currently believes is reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition.

The Company nevertheless remains subject to cybersecurity risks arising from its own technology environment and from systems maintained by Hilton, Aimbridge, Yardi and other third-party service providers. A material cybersecurity incident affecting any of these systems could disrupt Hotel or corporate operations, compromise confidential or proprietary information, result in legal or regulatory exposure, or otherwise materially adversely affect the Company’s business, results of operations or financial condition. See Item 1A – Risk Factors.

Item 2. Properties.

SAN FRANCISCO HOTEL PROPERTY

The Hotel is owned by Portsmouth through its wholly owned subsidiary, Justice Operating Company, LLC (“Operating”). The Hotel is located at 750 Kearny Street in the Financial District of San Francisco, California, one block from the Transamerica Pyramid. The Embarcadero Center is within walking distance and North Beach is two blocks away, and is used by the Company’s Hotel Operations reportable segment.

The Hotel is a 31-story (including parking garage), steel and concrete, A-frame building, built in 1970. The Hotel has 558 guest rooms and suites situated on 22 floors. During fiscal 2026, 14 former administrative office spaces were converted to guestrooms, which were added to the Hotel’s room inventory effective September 30, 2025.

The Hotel has a restaurant, lounge and private dining room totaling approximately 3,700 square feet, two kitchens servicing restaurant and banquet operations, a fitness center and a rooftop swimming pool that is not currently in operation. The third floor houses the Chinese Culture Center (the “CCC”), its administrative office, and a grand ballroom. The Hotel has approximately 22,000 square feet of meeting space, including the grand ballroom, and a five-level underground parking garage.

The pedestrian bridge formerly spanning Kearny Street between the Hotel and Portsmouth Square Park was removed on August 9, 2026. In connection with the removal, the Hotel was closed from July 31, 2026 through August 9, 2026 and resumed guest operations on August 10, 2026. See Note 15 – Subsequent Events to the Consolidated Financial Statements for additional information regarding the bridge removal and related post-removal repair work.

The Hotel is subject to a mortgage securing the Company’s $67.0 million senior mortgage loan. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 9 – Mortgage and Mezzanine Loans to the Consolidated Financial Statements for additional information regarding the Company’s financing arrangements.

Item 3. Legal Proceedings.

The Company is not a party to any material pending legal proceedings required to be disclosed under Item 103 of Regulation S-K. See Note 14 – Commitments and Contingencies and Note 15 – Subsequent Events to the Consolidated Financial Statements for information regarding the Company’s dispute and arrangements with the City and County of San Francisco relating to the pedestrian bridge formerly connecting the Hotel to Portsmouth Square Park.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Portsmouth’s common stock is quoted on the OTC Markets Group Inc. Pink Open Market under the symbol “PRSI.” Quotations on the OTC market reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. As of June 30, 2026, the number of holders of record of the Company’s Common Stock was approximately 129. The number of holders of record is based on the Company’s shareholder records and does not include beneficial owners whose shares are held in the names of brokers, clearing agencies or other nominees.

DIVIDENDS

The Company does not currently anticipate paying regular cash dividends. The declaration and payment of any future dividends will be determined by the Board of Directors based on the Company’s financial condition, results of operations, cash requirements, contractual restrictions and other factors the Board considers relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company had no equity compensation plans and no securities authorized for issuance under any equity compensation plan as of June 30, 2026.

UNRESGISTERED SALES OF EQUITY SECURITIES

The Company did not sell any equity securities during the fiscal year ended June 30, 2026 that were not registered under the Securities Act of 1933.

PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of its common stock during the fourth quarter of the fiscal year ended June 30, 2026, and had no publicly announced share repurchase program during that period.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes, and Item 1A - “Risk Factors,” appearing elsewhere in this Annual Report on Form 10-K.

SAN FRANCISCO MARKET CONDITIONS

The Hotel’s operating results are significantly affected by economic, business travel, convention and tourism conditions in San Francisco. During fiscal 2026, the Hotel experienced improved business travel and convention demand, which contributed to higher occupancy, average daily rate and room revenue compared with fiscal 2025. San Francisco lodging demand remains subject to changes in local economic conditions, convention activity, business and leisure travel and public perceptions of the city. Because the Company’s Hotel operations are concentrated in a single property in San Francisco, changes in these conditions may have a significant effect on the Company’s future operating results. See Item 1A – Risk Factors.

RESULTS OF OPERATIONS

The Company reported a net loss of $5.414 million for fiscal 2026 compared with a net loss of $9.110 million for fiscal 2025.

Fiscal Year Ended June 30, 2026, Compared to Fiscal Year Ended June 30, 2025

The decrease in net loss for fiscal 2026 compared with fiscal 2025 primarily reflected improved Hotel operating results and lower mortgage interest expense. The year-over-year improvement was partially offset by certain benefits recognized in fiscal 2025 that did not recur in fiscal 2026, including a $1.416 million gain on extinguishment of debt and a $1.030 million reduction in Hotel operating expenses resulting from Aimbridge’s waiver of previously accrued incentive management fees.

Hotel Operations

The Company’s principal source of revenue is the Hotel, including room, food and beverage, parking and other operating revenue.

Hotel Operations segment income increased to $12.524 million in fiscal 2026 from $8.732 million in fiscal 2025. The improvement primarily reflected higher room revenue resulting from increased average daily rate, higher occupancy, improved business travel and convention demand, and the addition of 14 guestrooms to available inventory effective September 30, 2025. The increase was partially offset by higher Hotel operating expenses and by the absence of the $1.030 million management incentive fee waiver recognized as a reduction of Hotel operating expenses in fiscal 2025.

Hotel Operating Table

For the year ended June 30,	2026	2025

Hotel rooms	$48,396,000	$39,648,000
Food and beverage	3,164,000	2,862,000
Garage	3,307,000	3,214,000
Other operating departments	930,000	639,000
Total Hotel revenue	55,797,000	46,363,000
Hotel operating expenses	(43,273,000)	(37,631,000)
Hotel operations segment income	$12,524,000	$8,732,000

The following table sets forth the monthly average occupancy percentage of the Hotel for the fiscal years ended June 30, 2026 and 2025.

Month	Jul	Aug	Sep	Oct	Nov	Dec	Jan	Feb	Mar	Apr	May	Jun	Fiscal Year
Year	2025	2025	2025	2025	2025	2025	2026	2026	2026	2026	2026	2026	2025 - 2026
Average Occupancy %	93%	95%	96%	96%	92%	88%	91%	96%	97%	95%	97%	97%	95%

Year	2024	2024	2024	2024	2024	2024	2025	2025	2025	2025	2025	2025	2024 – 2025
Average Occupancy %	96%	96%	96%	94%	83%	87%	90%	86%	91%	91%	93%	93%	92%

Hotel Operating Expenses

Hotel operating expenses increased by $5.642 million, to $43.273 million in fiscal 2026 from $37.631 million in fiscal 2025. The increase primarily reflected higher salaries, wages and employee-related costs, higher Hilton marketing and guest loyalty program fees, increased credit card processing costs, and higher travel agent and group commissions associated with increased business volume. Fiscal 2025 Hotel operating expenses also benefited from the $1.030 million Aimbridge incentive management fee waiver discussed above.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the years ended June 30, 2026 and 2025.

For the Year Ended June 30,	Average Daily Rate	Average Occupancy %	RevPAR

2026	$253	95%	$239
2025	$218	92%	$200

Total Hotel revenue increased approximately 20% to $55.797 million in fiscal 2026 from $46.363 million in fiscal 2025. Average daily rate increased $35, or approximately 16%, to $253 from $218; average occupancy increased three percentage points to 95% from 92%; and RevPAR increased $39, or approximately 20%, to $239 from $200. The increases reflected improved business travel and convention demand, the benefit of the completed guestrooms renovation, which included the addition of 14 guestrooms to available inventory during fiscal 2026.

Corporate and Financing Expenses

Corporate general and administrative expense decreased to $1.095 million in fiscal 2026 from $1.327 million in fiscal 2025. Mortgage and mezzanine interest expense decreased to $9.686 million from $10.680 million, primarily reflecting the March 2025 refinancing and the resulting financing terms applicable throughout fiscal 2026. Related-party interest expense decreased to $3.437 million from $3.570 million. Depreciation and amortization expense increased slightly to $3.640 million from $3.534 million.

Fiscal 2025 included a $1.416 million gain on extinguishment of debt associated with the March 2025 refinancing; no comparable gain was recognized in fiscal 2026.

Investment Transactions

The Company’s Investment Transactions segment generated a loss of $79,000 in fiscal 2026 compared with a loss of $146,000 in fiscal 2025. Fiscal 2026 included an unrealized gain on marketable securities of $73,000 and trading and margin interest expense of $152,000. Fiscal 2025 included a net gain on marketable securities of $3,000, dividend and interest income of $10,000 and trading and margin interest expense of $159,000.

The following table summarizes the results of the Company’s marketable securities activities:

For the year ended June 30,	2026	2025
Net gain on marketable securities	$73,000	$3,000
Dividend and interest income	-	10,000
Trading expenses	(152,000)	(159,000)
Net loss from investment activities	$(79,000)	$(146,000)

At June 30, 2026 and 2025, the Company held marketable equity securities with fair values of $200,000 and $127,000, respectively. The portfolio consisted of securities of REITs and other real estate companies. The Company had no other investments at either date. See Notes 5 and 13 to the Consolidated Financial Statements.

Income Taxes

The Company recorded income tax expense of $1,000 in each of fiscal 2026 and 2025. The Company maintained a full valuation allowance against its net deferred tax assets as of June 30, 2026 and 2025 because management concluded that realization of those deferred tax assets was not more likely than not. See Note 12 – Income Taxes to the Consolidated Financial Statements.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are cash on hand and cash flows generated from Hotel operations. Net cash provided by operating activities was $3.899 million in fiscal 2026, compared with net cash used in operating activities of $2.148 million in fiscal 2025.

As of June 30, 2026, the Company had cash and cash equivalents of $4.982 million, restricted cash of $8.440 million and marketable securities of $200,000, compared with $4.470 million, $7.252 million and $127,000, respectively, as of June 30, 2025. Restricted cash primarily consists of amounts maintained in lender-controlled accounts and is subject to the cash-management and reserve provisions of the Hotel’s financing arrangements. Accordingly, restricted cash is not generally available for unrestricted corporate purposes.

Material Cash Requirements

The Company’s material cash requirements include Hotel operating expenses, corporate overhead, interest expense, lender-required reserves, capital expenditures and scheduled debt maturities. During fiscal 2026, the Company incurred approximately $2.199 million of capital expenditures at the Hotel. Future capital expenditures are expected to include routine maintenance and improvements necessary to maintain the Hotel and comply with applicable Hilton brand standards.

Following the removal of the pedestrian bridge in August 2026, the Company is responsible for the design and construction of permanent improvements to the Hotel’s Kearny Street entrance. The Company is currently developing the design and has not yet established a reliable estimate of the total project cost. The Company’s preliminary design concept contemplates utilizing existing structural elements where practicable and limiting the need for new structural construction, which management believes may reduce the overall cost and complexity of the project. The ultimate cost and timing of the improvements will depend on the final design, governmental and other approvals, permitting requirements, construction requirements and other factors.

Senior Mortgage and Mezzanine Financing

The Company’s $67.0 million senior mortgage loan and $36.3 million mezzanine loan have an initial maturity date of April 9, 2027 and provide for three one-year extension options, subject to specified conditions. As of June 30, 2026, the Company was in compliance with all applicable covenants under the loan agreements.

For the first one-year extension through April 9, 2028, the senior mortgage loan requires, among other conditions, a Debt Service Coverage Ratio (“DSCR”) of at least 1.10:1.00, measured as provided in the loan agreement. Based on management’s application of the methodology set forth in the loan agreement, the Company’s calculated DSCR was approximately 1.45:1.00 as of June 30, 2026. Because DSCR is ultimately determined by the lender under the loan agreement, the lender’s calculation may differ from management’s calculation. If the required DSCR is not satisfied at the applicable measurement date, the loan agreement permits the Company, subject to its terms, to deposit additional funds into a lender-controlled reserve in an amount sufficient to satisfy the DSCR condition.

No Debt Yield requirement applies to the first extension. The first extension also requires, among other conditions, the absence of specified defaults or events of default, extension or replacement of the required interest-rate protection and a corresponding extension of the mezzanine loan. Management currently expects to satisfy the applicable conditions and exercise the first one-year extension option. There can be no assurance, however, that all extension conditions will be satisfied or waived when required. If the Company is unable to exercise an extension, it would be required to repay or refinance the senior mortgage and mezzanine loans at maturity.

Cash Management Arrangement

Under the senior mortgage loan, Hotel cash receipts are deposited into lender-controlled accounts and applied in accordance with the cash-management provisions of the loan documents. Release from the cash-management arrangement requires, among other conditions, the lender to determine that the Hotel has achieved a Debt Yield of at least 11% and a DSCR of at least 1.10:1.00 for two consecutive applicable calculation dates.

Based on management’s application of the loan-agreement methodology, the Hotel’s calculated trailing-twelve-month DSCR and Debt Yield were approximately 1.45:1.00 and 13.9%, respectively, as of June 30, 2026. Although these calculations exceeded the applicable financial thresholds, satisfaction of the release conditions is determined by the lender, and the lender had not confirmed that the applicable release conditions had been satisfied as of June 30, 2026. Accordingly, the cash-management arrangement remained in effect. The continued operation of the cash-management arrangement does not constitute a default or noncompliance with the Company’s loan covenants.

Related Party Credit Facility

The Company has an unsecured revolving credit facility with its majority shareholder, The InterGroup Corporation (“InterGroup”), with total borrowing capacity of $40.0 million. The facility bears interest at 9% per annum. As of June 30, 2026, $38.108 million was outstanding, leaving $1.892 million of available borrowing capacity. No additional borrowings were made during fiscal 2026. Principal and accrued interest are due at maturity, and no monthly principal or interest payments are required prior to maturity. In August 2026, the Company and InterGroup amended the facility to extend its maturity date from July 31, 2027 to July 31, 2029. All other material terms remained unchanged. See Note 8 – Related Party and Other Financing Transactions.

Liquidity Outlook

Management expects to meet the Company’s ordinary-course liquidity requirements through cash on hand, cash flows generated from Hotel operations and existing financing arrangements. Net cash provided by operating activities improved to $3.899 million in fiscal 2026 from net cash used in operating activities of $2.148 million in fiscal 2025, and Hotel operating performance improved significantly during fiscal 2026.

As of June 30, 2026, the Company was in compliance with all applicable covenants under its senior mortgage and mezzanine loan agreements. Management’s calculated DSCR of approximately 1.45:1.00 exceeded the 1.10:1.00 requirement applicable to the first extension, and management currently expects to exercise the first one-year extension option.

Following the August 2026 extension of the InterGroup facility through July 31, 2029, management believes that the Company’s available liquidity and financing arrangements are sufficient to meet its obligations for at least twelve months following issuance of the consolidated financial statements.

The Company’s liquidity remains dependent on Hotel operating performance, satisfaction or waiver of the conditions applicable to extensions of its senior mortgage and mezzanine loans, and its ability to obtain additional financing if required. See Item 1A – Risk Factors and Notes 2, 8 and 9 to the Consolidated Financial Statements.

IMPACT OF INFLATION

Inflation may affect the Company’s operating results through increases in labor and employee benefit costs, utilities, food and beverage costs, insurance, repairs and maintenance, supplies and other Hotel operating expenses. Because Hotel room rates are generally established for relatively short periods, room rates can be adjusted in response to changes in market conditions and operating costs; however, the Company’s ability to increase rates is subject to demand, competition and other market conditions.

During fiscal 2026, Hotel operating expenses increased to $43.273 million from $37.631 million in fiscal 2025. The increase reflected, among other factors, higher salaries, wages and employee-related costs and other expenses associated with increased business volume. The Company cannot separately quantify the portion of the increase attributable to inflation. Continued inflationary pressure could increase the Company’s operating and capital costs and, to the extent those increases cannot be offset by higher room rates, increased occupancy or other revenue growth, could adversely affect operating margins and cash flows.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Critical accounting estimates involve a significant level of estimation uncertainty and have had, or are reasonably likely to have, a material impact on the Company’s financial condition or results of operations. Management believes the estimates discussed below involve the most significant judgments and estimation uncertainty affecting the consolidated financial statements.

DEFERRED INCOME TAXES – VALUATION ALLOWANCE

We assess the realizability of our deferred tax assets quarterly and recognize a valuation allowance when, based on all available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. This assessment requires significant judgment, including consideration of our recent operating results and cumulative pre-tax income or losses, expected future taxable income, the timing of reversals of temporary differences and other available evidence. Objective evidence, including recent cumulative pre-tax losses, is generally given greater weight than subjective forecasts of future taxable income.

As of June 30, 2026, the Company had deferred tax assets of approximately $39.2 million and maintained a full valuation allowance against those deferred tax assets because management concluded that their realization was not more likely than not. Changes in our operating results, objectively verifiable evidence of sustained future profitability, the timing of reversals of temporary differences, changes in tax laws or other relevant evidence could cause us to change our assessment in future periods. A reduction in the valuation allowance could result in a material income tax benefit in the period in which such determination is made.

IMPAIRMENT OF HOTEL ASSETS

We review our Hotel property and equipment for impairment whenever events or circumstances indicate the carrying amount of an asset or asset group may not be recoverable. When such indicators are present, we evaluate recoverability by comparing the carrying amount of the applicable asset or asset group to the estimated undiscounted future cash flows expected to result from its use and eventual disposition. If the carrying amount is not recoverable, an impairment loss is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset or asset group.

We use significant judgment to determine whether indicators of impairment exist and consider the Hotel’s operating performance and prospects, hospitality industry and San Francisco market conditions, the Hotel’s location, and property-specific information available at the time of the assessment. When an impairment indicator exists, significant judgment is also required in developing the assumptions and estimates used in the recoverability analysis and, if necessary, in estimating fair value. These assumptions may include, as applicable, projected occupancy, average daily room rates, Hotel revenues and operating expenses, capital expenditures, market conditions and other factors affecting expected future cash flows. Fair value may be estimated using discounted cash flow, replacement cost or market comparison analyses, as appropriate.

As of June 30, 2026, the carrying amount of the Hotel property and equipment was approximately $32.3 million. Changes in economic or operating conditions or in the assumptions and estimates used in our analysis could result in impairments charge in future periods. Because these estimates are based on assumptions about future operating performance and market conditions, actual results could differ materially from those assumptions. There were no indicators of impairment of the Hotel property and equipment, and no impairment losses were recorded for the years ended June 30, 2026 and 2025.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this Item pursuant to Item 305(e) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Portsmouth Square, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Portsmouth Square, Inc. and subsidiaries (the “Company”) as of June 30, 2026, and the related consolidated statements of operations, shareholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Whitley Penn LLP

We have served as the Company’s auditor since 2026.

Dallas, Texas

September 28, 2026

PCAOB ID Number 726

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Portsmouth Square, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Portsmouth Square, Inc. and its subsidiaries (the “Company”) as of June 30, 2025, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025, and the results of its operations and its cash flows for the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WithumSmith+Brown, PC

We served as the Company’s auditor from 2022 through March 2026.

East Brunswick, NJ

September 29, 2025

PCAOB ID Number 100

PORTSMOUTH SQUARE, INC.

CONSOLIDATED BALANCE SHEETS

As of	June 30, 2026	June 30, 2025
ASSETS
Investment in Hotel, net	$32,342,000	$33,783,000
Investment in marketable securities	200,000	127,000
Cash and cash equivalents	4,982,000	4,470,000
Restricted cash	8,440,000	7,252,000
Accounts receivable - Hotel, net	250,000	397,000
Other assets	721,000	891,000

Total assets	$46,935,000	$46,920,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities - Hotel	$13,001,000	$12,671,000
Accounts payable and other liabilities	112,000	129,000
Accounts payable to related party	21,300,000	16,634,000
Related party notes payable	38,108,000	38,108,000
Other notes payable	1,413,000	1,979,000
Mortgage and mezzanine notes payable - Hotel, net	102,535,000	101,519,000

Total liabilities	176,469,000	171,040,000

Commitments and Contingencies - Note 14

Shareholders’ deficit:
Common stock, no par value: Authorized shares - 750,000; 734,187 shares issued and outstanding as of June 30, 2026 and 2025, respectively	2,092,000	2,092,000
Accumulated deficit	(131,626,000)	(126,212,000)
Total shareholders’ deficit	(129,534,000)	(124,120,000)

Total liabilities and shareholders’ deficit	$46,935,000	$46,920,000

The accompanying notes are an integral part of these consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30,	2026	2025

Hotel revenue	$55,797,000	$46,363,000

Costs and operating expenses
Hotel operating expenses	(43,273,000)	(37,631,000)
Hotel depreciation and amortization expense	(3,640,000)	(3,534,000)
General and administrative expense	(1,095,000)	(1,327,000)

Total costs and operating expenses	(48,008,000)	(42,492,000)

Income from operations	7,789,000	3,871,000

Other income (expense)
Interest expense – mortgage and mezzanine	(9,686,000)	(10,680,000)
Interest expense - related party	(3,437,000)	(3,570,000)
Net realized loss on marketable securities	-	(10,000)
Net unrealized gain on marketable securities	73,000	13,000
Gain on extinguishment of debt	-	1,416,000
Dividend and interest income	-	10,000
Trading and margin interest expense	(152,000)	(159,000)

Total other expense, net	(13,202,000)	(12,980,000)

Loss before income taxes	(5,413,000)	(9,109,000)
Income tax expense	(1,000)	(1,000)

Net loss	$(5,414,000)	$(9,110,000)

Basic and diluted net loss per share	$(7.37)	$(12.41)

Weighted average number of common shares outstanding - basic and diluted	734,187	734,187

The accompanying notes are an integral part of these consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

				Total
	Common Stock		Accumulated	Shareholders’
	Shares	Amount	Deficit	Deficit

Balance at July 1, 2024	734,187	$2,092,000	$(117,102,000)	$(115,010,000)

Net loss	-	-	(9,110,000)	(9,110,000)

Balance at June 30, 2025	734,187	2,092,000	(126,212,000)	(124,120,000)

Net loss	-	-	(5,414,000)	(5,414,000)

Balance at June 30, 2026	734,187	$2,092,000	$(131,626,000)	$(129,534,000)

The accompanying notes are an integral part of these consolidated financial statements.

PORTSMOUTH SQUARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30,	2026	2025
Cash flows from operating activities:
Net loss	$(5,414,000)	$(9,110,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net unrealized gain on marketable securities	(73,000)	(13,000)
Amortization of other notes payable	(566,000)	(409,000)
Gain on extinguishment of debt	-	(1,416,000)
Depreciation and amortization	3,640,000	3,534,000
Amortization of debt issuance costs	1,016,000	1,004,000
Changes in operating assets and liabilities:
Investment in marketable securities	-	95,000
Accounts receivable - Hotel, net	147,000	122,000
Other assets	171,000	(57,000)
Accounts payable and other liabilities - Hotel	330,000	331,000
Accounts payable and other liabilities	(18,000)	(1,348,000)
Accounts payable to related party	4,666,000	5,119,000
Net cash provided by (used in) operating activities	3,899,000	(2,148,000)

Cash flows from investing activities:
Payments for hotel furniture, equipment and building improvements	(2,199,000)	(2,252,000)
Net cash used in investing activities	(2,199,000)	(2,252,000)

Cash flows from financing activities:
Issuance costs from refinance	-	(2,106,000)
Proceeds from mortgage and mezzanine notes payable	-	78,800,000
Proceeds from related party note payable	-	11,615,000
Payments of mortgage and finance leases	-	(76,962,000)
Net cash provided by financing activities	-	11,347,000

Net increase in cash, cash equivalents, and restricted cash	1,700,000	6,947,000
Cash, cash equivalents, and restricted cash at the beginning of the period	11,722,000	4,775,000
Cash, cash equivalents, and restricted cash at the end of the period	$13,422,000	$11,722,000

Supplemental information:
Interest paid	$5,909,000	$8,519,000
Income taxes paid	$-	$31,000

Cash, cash equivalents, and restricted cash presented in the consolidated statements of cash flows consist of the following:

As of June 30,	2026	2025
Cash and cash equivalents	$4,982,000	$4,470,000
Restricted cash	8,440,000	7,252,000
Total cash, cash equivalents, and restricted cash	$13,422,000	$11,722,000

The accompanying notes are an integral part of these consolidated financial statements.

PORTSMOUTH SQUARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

NOTE 1 - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Description of Business

Portsmouth Square, Inc. (“Portsmouth” or the “Company”), through its wholly owned subsidiaries, owns the Hilton San Francisco Financial District, a 558-room full-service hotel located at 750 Kearny Street in San Francisco, California, together with a five-level underground parking garage (collectively, the “Hotel”).

Justice Operating Company, LLC (“Operating”) an indirectly wholly owned subsidiary of the Company, owns the Hotel. The Hotel operates under a franchise agreement with HLT Franchise Holding LLC (“Hilton”) through January 31, 2030 and is managed by Aimbridge Hospitality (“Aimbridge”) pursuant to a hotel management agreement.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Investment in Hotel, Net

Property and equipment are stated at cost. Building and improvements are depreciated on a straight-line basis over their useful lives ranging from 15 to 39 years. Furniture, fixtures, and equipment are depreciated on a straight-line basis over their useful lives ranging from 3 to 7 years.

Repairs and maintenance are charged to expense as incurred. Costs of significant renewals and improvements are capitalized and depreciated over their estimated useful lives. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts; any resulting gain or loss is included in other income (expense).

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability is evaluated by comparing the carrying amount of the asset or asset group with the estimated undiscounted future cash flows expected to result from its use and eventual disposition. If the carrying amount is not recoverable, an impairment loss is recognized for the amount by which the carrying amount exceeds fair value. No impairment losses were recorded for the years ended June 30, 2026 and 2025.

Investment in Marketable Securities

Marketable equity securities are measured at fair value based on quoted market prices, with changes in fair value recognized in earnings.

Cash and Cash Equivalents

The Company considers highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash consist of amounts held in lender-controlled accounts for real estate taxes, insurance, capital expenditures and other reserves required under the Hotel’s financing arrangements.

Accounts Receivable - Hotel, Net

Accounts receivable are stated at amounts expected to be collected, net of an allowance for credit losses. The allowance is estimated based on historical credit loss experience, current conditions and reasonable and supportable forecasts. Receivables deemed uncollectible are written off against the allowance. The net accounts receivable balance on July 1, 2024 was $519,000. As of June 30, 2026 and 2025, the Company has gross accounts receivable of $250,000 and $383,000 respectively, and allowance for doubtful accounts of $0 and $9,000, respectively. The Company extends unsecured credit to its customers but mitigates the associated credit risk by performing ongoing credit evaluations of its customers.

Other Assets

Other assets primarily consist of Hotel inventory, prepaid expenses and other miscellaneous assets.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities and for tax carryforwards, using enacted tax rates expected to apply when the differences reverse. A valuation allowance is recognized when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company recognizes the tax benefit of an uncertain tax position only when it is more likely than not, based on its technical merits, that the position will be sustained upon examination. The recognized tax benefit is measured as the largest amount that is greater than 50% likely to be realized upon settlement. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

Interest Rate Cap

The Company accounts for interest rate cap agreements as derivative instruments that are recognized in the balance sheet at fair value and remeasured at each reporting date.

The interest rate caps are not designated as hedging instruments, and changes in fair value are recognized in earnings within other income (expense).

Revenue Recognition

Hotel revenue consists primarily of room, food and beverage, parking and other ancillary revenue. Room revenue is recognized over the period rooms are occupied, and food and beverage, parking and other ancillary revenue is recognized when the related goods or services are provided. For arrangements containing multiple performance obligations, the transaction price is allocated to each performance obligation based on relative standalone selling prices.

Amounts received in advance are recorded as contract liabilities and recognized as revenue as the related performance obligations are satisfied. The Company does not disclose remaining performance obligations for contracts with an original expected duration of one year or less. See Note 3 – Revenue.

Advertising Costs

Advertising costs are expensed as incurred and are included in Hotel operating expenses in the consolidated statements of operations. Advertising expense was $164,000 and $263,000 for the years ended June 30, 2026 and 2025, respectively.

Basic and Diluted Loss per Share

Basic loss per share is computed using the weighted average number of common shares outstanding during each period. Diluted loss per share is the same as basic loss per share because the Company had no potentially dilutive securities outstanding during the years ended June 30, 2026 and 2025.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures. Actual results may differ from those estimates.

Debt Issuance Costs

Debt issuance costs related to a debt obligation are presented in the consolidated balance sheets as a direct deduction from the carrying amount of the related debt and are amortized over the life of the debt. Amortization of debt issuance costs is included in interest expense in the consolidated statements of operations.

Recently Issued and Adopted Accounting Pronouncements

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, effective July 1, 2025. The adoption did not affect the Company’s consolidated financial position, results of operations or cash flows and resulted in expanded income tax disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as subsequently clarified by ASU 2025-01. The amendments require additional disaggregation of certain expense captions and are effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact on its disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient for estimating expected credit losses on certain current accounts receivable and contract assets and are effective for annual reporting periods beginning after December 15, 2025. The Company is evaluating the impact of the guidance.

Other recently issued accounting pronouncements are not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 2 – LIQUIDITY

The Company’s primary sources of liquidity are cash on hand and cash flows generated from operations at the Hilton San Francisco Financial District (the “Hotel”). Net cash provided by operating activities was $3,899,000 for the year ended June 30, 2026, compared with net cash used in operating activities of $2,148,000 for the year ended June 30, 2025. Capital expenditures at the Hotel were $2,199,000 during fiscal 2026.

As of June 30, 2026, the Company had cash and cash equivalents of $4,982,000, restricted cash of $8,440,000 and marketable securities of $200,000. Restricted cash primarily consists of amounts held in lender-controlled accounts under the Hotel’s financing arrangements and is subject to the applicable cash-management provisions.

The Company’s material liquidity requirements include Hotel operating expenses, corporate overhead, debt service, lender-required reserves, capital expenditures and scheduled debt maturities.

Senior Mortgage and Mezzanine Financing

The Company’s $67,000,000 senior mortgage loan and $36,300,000 mezzanine loan have an initial maturity date of April 9, 2027 and provide for three one-year extension options, subject to specified conditions. As of June 30, 2026, the Company was in compliance with all applicable covenants under the loan agreements.

For the first one-year extension of the senior mortgage loan through April 9, 2028, the loan agreement requires, among other conditions, a Debt Service Coverage Ratio (“DSCR”) of at least 1.10:1.00, measured as of the last day of the calendar month immediately preceding the initial maturity date. The loan agreement defines DSCR based on Underwritten Net Cash Flow (“UNCF”) and projected debt service for the succeeding twelve-month period. Based on management’s application of the methodology set forth in the loan agreement, the Company’s calculated DSCR was approximately 1.45:1.00 as of June 30, 2026, compared with the 1.10:1.00 requirement applicable to the first extension. Because UNCF and DSCR are ultimately determined by the lender under the loan agreement, the lender’s calculation may differ from management’s calculation. If the required 1.10:1.00 DSCR is not satisfied at the applicable measurement date, the loan agreement permits the Company to satisfy that condition by depositing additional funds into the lender-controlled Carry Reserve in an amount sufficient to achieve the required DSCR.

The loan agreement further provides that no Debt Yield requirement applies to the first extension. Debt Yield requirements of 13% and 14% apply to the second and third extension periods, respectively. The first extension also requires, among other conditions, the absence of specified defaults or events of default, extension or replacement of the required interest-rate protection through the extension period, and a corresponding extension of the mezzanine loan. Management currently expects to satisfy the applicable conditions and exercise the first one-year extension option.

Cash Management Arrangement

The lender-controlled cash-management arrangement is separate from the Company’s compliance with its loan covenants and from the conditions applicable to the first extension. Under the senior mortgage loan, release from the cash-management arrangement requires the lender to determine that the Hotel has achieved, for two consecutive quarter-end calculation dates, a Debt Yield of at least 11% and a DSCR of at least 1.10:1.00.

Based on management’s application of the methodology set forth in the loan agreement, the Hotel’s calculated trailing-twelve-month DSCR was approximately 1.45:1.00 and its calculated Debt Yield was approximately 13.9% as of June 30, 2026. These calculations exceed the financial thresholds applicable to release from cash management. However, satisfaction of the release conditions is determined by the lender under the loan agreement, and the lender has not confirmed that the applicable release conditions have been satisfied. Accordingly, the cash-management arrangement remained in effect as of June 30, 2026. The continued operation of the cash-management arrangement does not constitute a default or noncompliance with the Company’s loan covenants.

Related Party Financing

The Company has an unsecured revolving credit facility with its majority shareholder, The InterGroup Corporation (“InterGroup”), with borrowing capacity of up to $40,000,000. The facility bears interest at 9%. As of June 30, 2026, $38,108,000 was outstanding under the facility, leaving $1,892,000 of remaining borrowing capacity. No additional borrowings were made during fiscal 2026. Principal and accrued interest are due at maturity, and no monthly principal or interest payments are required prior to maturity. In August 2026, the Company and InterGroup amended the facility to extend its maturity date from July 31, 2027 to July 31, 2029. All other material terms of the facility remained unchanged. See Note 8 – Related Party and Other Financing Transactions.

Liquidity Outlook

Management expects to meet the Company’s liquidity requirements through cash on hand, operating cash flows and its existing financing arrangements. As of June 30, 2026, the Company was in compliance with all applicable covenants under its senior mortgage and mezzanine loan agreements, management’s calculated DSCR of approximately 1.45:1.00 exceeded the 1.10:1.00 requirement applicable to the first extension, and management expects to exercise the first one-year extension option.

Following the August 2026 extension of the InterGroup facility through July 31, 2029, management believes that the Company’s available liquidity and financing arrangements are sufficient to meet its obligations for at least twelve months following issuance of these consolidated financial statements.

NOTE 3 - REVENUE

The following table presents the Company’s revenue disaggregated by major revenue streams:

For the years ended June 30,	2026	2025
Hotel revenues:
Hotel rooms	$48,396,000	$39,648,000
Food and beverage	3,164,000	2,862,000
Parking	3,307,000	3,214,000
Other operating departments	930,000	639,000
Total Hotel revenue	$55,797,000	$46,363,000

Contract Assets and Liabilities

The Company does not have any material contract assets as of June 30, 2026 and 2025, other than trade and other receivables, net on our consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

The Company records contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities- Hotel on our consolidated balance sheets and had a balance of $505,000 at July 1, 2025. Contract liabilities were $472,000 as of June 30, 2026. The advance deposits received from customers for services to be performed after June 30, 2026.

Contract liabilities were $505,000 as of June 30, 2025 compared to $370,000 as of June 30, 2024. The increase for the twelve months ended June 30, 2025 was primarily driven by an increase in advance deposits received from customers for services to be performed after June 30, 2025.

Contract Costs

The Company applies the practical expedient that permits incremental costs of obtaining a contract, including sales commissions, to be expensed as incurred when the amortization period that otherwise would have applied is one year or less.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in Hotel, net, consisted of the following:

		Accumulated	Net Book
June 30, 2026	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Finance lease right-of-use assets	1,805,000	(1,777,000)	28,000
Furniture and equipment	41,431,000	(35,142,000)	6,289,000
Building and improvements	62,099,000	(37,198,000)	24,901,000
Investment in Hotel, net	$106,459,000	$(74,117,000)	$32,342,000

		Accumulated	Net Book
June 30, 2025	Cost	Depreciation	Value

Land	$1,124,000	$-	$1,124,000
Finance lease right-of-use assets	1,805,000	(1,665,000)	140,000
Furniture and equipment	41,195,000	(33,248,000)	7,947,000
Building and improvements	60,136,000	(35,564,000)	24,572,000
Investment in Hotel, net	$104,260,000	$(70,477,000)	$33,783,000

Furniture and equipment are depreciated on a straight-line basis over estimated useful lives ranging from 3 to 7 years. Building and improvements are depreciated on a straight-line basis over estimated useful lives ranging from 15 to 39 years. Finance lease right-of-use assets are amortized over the applicable lease term.

Depreciation and amortization expense related to the Hotel was $3,640,000 and $3,534,000 for the years ended June 30, 2026 and 2025, respectively.

NOTE 5 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s marketable equity securities are measured at fair value recognized in earnings.

Marketable securities consisted of the following:

Investment	Cost	Cumulative Unrealized Gain	Fair Value

As of June 30, 2026

Corporate equities	$112,000	$88,000	$200,000

As of June 30, 2025

Corporate equities	$112,000	$15,000	$127,000

Net gain on marketable securities recognized in earnings consisted of the following:

For the years ended June 30,	2026	2025
Realized loss on marketable securities	$-	$(10,000)
Unrealized gain on marketable securities	73,000	13,000
Net gain on marketable securities	$73,000	$3,000

NOTE 6 - FAIR VALUE MEASUREMENTS

Fair value measurements are classified within a three-level hierarchy based on the observability of the inputs used. Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable inputs other than Level 1 quoted prices; and Level 3 inputs are significant unobservable inputs.

Assets measured at fair value on a recurring consisted of the following:

June 30, 2026	Total Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$200,000	$200,000	$-	$-
Interest rate cap	23,000	-	23,000	-
Total	$223,000	$200,000	$23,000	$-

June 30, 2025	Total Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$127,000	$127,000	$-	$-
Interest rate cap	52,000	-	52,000	-
Total	$179,000	$127,000	$52,000	$-

Marketable equity securities are classified within Level 1 because their fair values are based on quoted prices in active markets for identical securities. See Note 5 – Investment in Marketable Securities.

The Interest Rate Cap is classified within Level 2 because its fair value is determined using observable market inputs, including forward Term SOFR curves and implied volatility assumptions obtained from a third-party pricing service. The Interest Rate Cap is not designated as a hedging instrument, and changes in its fair value are recognized in earnings. The Interest Rate Cap had a notional amount of $67,000,000 as of June 30, 2026 and 2025 and is included in other assets in the consolidated balance sheets. See Note 9 – Mortgage and Mezzanine Loans.

There have been no material changes to the Company’s fair value measurement methodologies or classification of instruments during the periods presented.

NOTE 7 – OTHER ASSETS

Other assets consist of the following as of June 30:

	2026	2025
Hotel inventory	$39,000	$42,000
Prepaid expenses	394,000	572,000
Miscellaneous assets	288,000	277,000
Total other assets	$721,000	$891,000

NOTE 8 – RELATED PARTY AND OTHER FINANCING TRANSACTIONS

Related party and other notes payable consisted of the following:

As of June 30,	2026	2025
Related party note payable - InterGroup	$38,108,000	$38,108,000
Other note payable - Hilton	1,267,000	1,583,000
Other note payable - Aimbridge	146,000	396,000
Total related party and other notes payable	$39,521,000	$40,087,000

InterGroup Credit Facility

The Company has an unsecured revolving credit facility with its majority shareholder, The InterGroup Corporation (“InterGroup”), with borrowing capacity of up to $40,000,000. The facility bears interest at 9%, may be prepaid without penalty, and had a contractual maturity date of July 31, 2027 as of June 30, 2026. Principal and accrued interest are due at maturity, and no monthly principal or interest payments are required prior to maturity. During the years ended June 30, 2026 and 2025, the Company borrowed $0 and $11,615,000, respectively, under the facility. The outstanding principal balance was $38,108,000 as of both June 30, 2026 and 2025, leaving $1,892,000 of available borrowing capacity as of June 30, 2026. Interest expense related to the InterGroup facility was $3,437,000 and $3,570,000 for the years ended June 30, 2026 and 2025, respectively. In August 2026, the Company and InterGroup amended the facility to extend its maturity date from July 31, 2027 to July 31, 2029. All other material terms of the facility remained unchanged.

Hilton Development Incentive Note

The note payable to Hilton represents an interest-free development incentive note that is reduced by approximately $317,000 annually through 2030, subject to the Hotel remaining a Hilton franchisee. The outstanding balance was $1,267,000 and $1,583,000 as of June 30, 2026 and 2025, respectively.

Aimbridge Key Money

Operating received a $2,000,000 key-money contribution from Aimbridge under the Hotel management arrangement. The contribution is amortized in equal monthly amounts over an eight-year period beginning on the second anniversary of Aimbridge’s commencement of management services. The unamortized balance was $146,000 and $396,000 as of June 30, 2026 and 2025, respectively, and is included in other notes payable in the consolidated balance sheets. See Note 10 – Management Agreements.

Contractual Maturities and Scheduled Reductions

Contractual maturities and scheduled reductions of related party and other notes payable as of June 30, 2026 were as follows:

For the years ending June 30,

2027	$463,000
2028	317,000
2029	317,000
2030	38,424,000
2031	-
Thereafter	-
$39,521,000

The table above reflects contractual terms in effect as of June 30, 2026 and therefore does not give effect to the subsequent extension of the InterGroup facility described above.

Other Amounts Due to InterGroup

Accounts payable to InterGroup were $21,300,000 and $16,634,000 as of June 30, 2026 and 2025, respectively, and consisted primarily of accrued interest and allocated or shared costs and expenses. Certain administrative, rent, insurance and other shared costs are allocated between the Company and InterGroup based on management’s estimate of the relative use of the applicable resources. Amounts allocated to the Company were $0 and $144,000 for the years ended June 30, 2026 and 2025, respectively.

Certain directors and executive officers of the Company also serve as directors or executive officers of InterGroup.

NOTE 9 – MORTGAGE AND MEZZANINE LOANS

Current Senior Mortgage and Mezzanine Loans

On March 28, 2025, Justice Operating Company, LLC (“Operating”) entered into a $67,000,000 senior mortgage loan with Prime Finance Short Duration Holding Company 9, LLC (“Prime”), and Justice Mezzanine Company, LLC (“Mezzanine”) amended and restated its mezzanine loan with CRED REIT Holdco LLC in the principal amount of $36,300,000. The prior senior mortgage loan was repaid in full in connection with the refinancing.

The senior mortgage loan bears interest at a floating rate equal to the greater of 7.65% or Term SOFR plus 4.75% and is interest-only through its initial maturity date of April 9, 2027. The loan is secured by the Hotel. Operating is required to maintain interest-rate protection that currently caps Term SOFR at 4.50%. See Note 6 – Fair Value Measurements.

The mezzanine loan bears interest at a fixed rate of 7.25% through March 28, 2027 and 11.25% beginning March 29, 2027. It has an initial maturity date of April 9, 2027 and is secured by Mezzanine’s ownership interests in the entity that directly or indirectly owns Operating.

Extension Options

The senior mortgage and mezzanine loan agreements provide for three one-year extension options through April 9, 2028, April 9, 2029 and April 9, 2030, subject to satisfaction of specified conditions. Notice of an extension must generally be provided not less than 30 days and not more than 90 days before the then-scheduled maturity date.

For the first extension through April 9, 2028, the senior mortgage loan requires, among other conditions, a Debt Service Coverage Ratio (“DSCR”) of at least 1.10:1.00, calculated as of the last day of the calendar month immediately preceding the initial maturity date. The loan agreement expressly provides that no Debt Yield requirement applies to the first extension.

If DSCR is below 1.10:1.00 at the applicable first-extension measurement date, Operating may satisfy the DSCR condition by depositing additional funds into the lender-controlled Carry Reserve in an amount sufficient to achieve a pro forma DSCR of at least 1.10:1.00, provided the other extension conditions are satisfied or waived.

The second and third senior-loan extensions are subject to Debt Yield requirements of 13% and 14% and DSCR requirements of 1.40:1.00 and 1.50:1.00, respectively, together with the other conditions specified in the loan agreement. The mezzanine loan contains corresponding extension provisions, including the requirement that the senior mortgage loan be extended.

As of June 30, 2026, the Company was in compliance with all applicable covenants under the senior mortgage and mezzanine loan agreements. Based on management’s application of the methodology set forth in the senior loan agreement, the Company’s calculated DSCR was approximately 1.45:1.00 as of June 30, 2026, compared with the 1.10:1.00 requirement applicable to the first extension. Management currently expects to exercise the first extension option. See Note 2 – Liquidity.

Cash Management Arrangement

Under the March 28, 2025, senior mortgage loan, Hotel cash receipts are deposited into lender-controlled accounts pursuant to a cash-management arrangement.

Release from the cash-management arrangement requires, among other conditions, Prime’s determination that the Hotel has achieved a Debt Yield of at least 11% and a DSCR of at least 1.10:1.00 for two consecutive applicable calculation dates.

Based on management’s application of the loan-agreement methodology, the Hotel’s calculated trailing-twelve-month DSCR and Debt Yield were approximately 1.45:1.00 and 13.9%, respectively, as of June 30, 2026. However, satisfaction of the cash-management release conditions is determined by Prime, and Prime had not confirmed that the applicable release conditions had been satisfied. Accordingly, the cash-management arrangement remained in effect as of June 30, 2026. The continued operation of the cash-management arrangement does not constitute a default or noncompliance with the Company’s loan covenants.

Funds in the cash-management arrangement are applied to operating expenses, debt service, lender-required reserves and other amounts in accordance with the applicable loan documents.

2025 Debt Extinguishment

The March 2025 amendment and restatement of the mezzanine loan was accounted for as a debt extinguishment under ASC 470-50 Debt Modifications and Extinguishments. In connection with the transaction, CRED REIT Holdco LLC waived a $245,000 deferred forbearance fee and approximately $1,171,000 of accrued default interest. The Company recognized a gain on extinguishment of debt of approximately $1,416,000 during the year ended June 30, 2025.

Limited Guaranties

Portsmouth and InterGroup each provide limited guaranties of specified recourse obligations under the senior mortgage and mezzanine loan documents.

Loan Balances

	June 30, 2026	June 30, 2025	Interest Rate	Initial Maturity
Senior mortgage loan	$67,000,000	$67,000,000	Greater of 7.65% or Term SOFR + 4.75%; SOFR capped at 4.50%	April 9, 2027
Mezzanine loan	36,300,000	36,300,000	7.25% through March 28, 2027; 11.25% thereafter	April 9, 2027
Gross loans	103,300,000	103,300,000
Less: unamortized debt issuance costs	(765,000)	(1,781,000)
Mortgage and mezzanine loans, net	$102,535,000	$101,519,000

Contractual Maturities

Contractual maturities as of June 30, 2026 were as follows:

For the years ending June 30,

2027	$103,300,000
2028	-
2029	-
2030	-
2031	-
Thereafter	-
$103,300,000

NOTE 10 – MANAGEMENT AGREEMENTS

Justice Operating Company, LLC (“Operating”) has a hotel management agreement (“HMA”) with Aimbridge Hospitality (“Aimbridge”) to manage the Hotel, including its parking garage. The HMA commenced on February 3, 2017 and has an initial ten-year term ending in February 2027, with up to five successive one-year renewal periods, subject to the terms of the agreement. Aimbridge receives a base management fee equal to 1.70% of total Hotel revenue.

The HMA originally provided for an annual incentive fee based on increases in Gross Operating Profit. In connection with a subsequent amendment to the incentive-fee provisions, the parties established $15,257,301, representing the Hotel’s 2017 EBITDA, as the performance baseline for future incentive-fee eligibility. Future incentive fees, if any, are determined in accordance with the amended HMA.

Base management fees were $944,000 and $783,000 for the years ended June 30, 2026 and 2025, respectively. No incentive fees were incurred in either year. Hotel operating expenses reflect key-money amortization of $250,000 each year.

During fiscal 2025, Aimbridge waived $1,030,134 of previously recorded incentive fees related to prior periods, resulting in a corresponding reduction in Hotel operating expenses for the year ended June 30, 2025. The waiver was a nonrecurring item and did not affect fiscal 2026 operating results.

See Note 8 – Related Party and Other Financing Transactions for information regarding the Aimbridge key-money arrangement and Note 15 – Commitments and Contingencies for additional obligations under the HMA.

NOTE 11 – CONCENTRATION OF CREDIT RISK

As of June 30, 2026 and 2025, all accounts receivables were related to Hotel customers. The Hotel had two customers that accounted for approximately 98%, or $101,000 of accounts receivable at June 30, 2026, and two customers that accounted for 88%, or $237,000 of accounts receivable at June 30, 2025.

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

NOTE 12 - INCOME TAXES

The provision for income tax (expense) benefit consists of the following:

For the years ended June 30,	2026	2025
Federal
Current tax expense	$-	$-
Deferred tax expense	-	-
	-	-
State
Current tax expense	(1,000)	(1,000)
Deferred tax expense	-	-
	(1,000)	(1,000)
Income tax expense	$(1,000)	$(1,000)

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

For the years ended June 30,	2026	2025

Statutory federal tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	7.0%	8.8%
Provision to return adjustment	3.3%	4.3%
Valuation allowance	-32.1%	-31.1%
Other	-0.8%	-3.0%
	0.0%	0.0%

The components of the Company’s deferred tax assets and (liabilities) as of June 30, 2026 and 2025 are as follows:

	2026	2025
Deferred tax assets
Net operating loss carryforward	$15,149,000	$14,822,000
Interest expense	7,110,000	6,385,000
Accruals and reserves	714,000	622,000
Depreciation	13,679,000	13,877,000
Related party interest	3,269,000	2,243,000
State tax credits	-	165,000
Capital loss carryforward	975,000	1,054,000
Other	38,000	1,000
Deferred tax assets before valuation allowance	40,934,000	39,169,000
Less Valuation allowance	(40,908,000)	(39,169,000)
Deferred tax assets after valuation allowance	26,000	-

Deferred tax liabilities
Unrealized loss	(26,000)	-
Deferred tax liabilities	(26,000)	-
Net deferred tax assets	$-	$-

As of June 30, 2026, the Company had net operating loss (“NOL”) carryforwards of approximately $39,889,000 and $76,371,000 for federal and state purposes, respectively. Of the $39,889,000 federal NOL carryforwards, $14,707,000 expire in varying amounts through 2037 and $25,182,000 of post-2017 NOLs can be carried forward indefinitely. Note that the post-2017 NOLs may only offset 80% of future taxable income. The Company had capital loss carryforwards of $3,267,000 for federal and state purposes. The capital losses begin to expire in 2025 for both federal and state purposes.

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

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns where such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions. As of June 30, 2026, it has been determined that the company had $1,665,000 of unrecognized tax benefits. No new uncertain tax positions were identified this year.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates and is subject to examination by federal, state and local jurisdictions, where applicable.

As of June 30, 2026, tax years beginning in fiscal year 2023 and 2022 remain open to examination by federal and state tax jurisdictions, respectively, and are subject to the statute of limitations.

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

Unrecognized Tax Benefits at June 30, 2025	$1,665,000
Increase in tax positions taken	-
Decrease in tax positions taken	-
Unrecognized Tax Benefits at June 30, 2026	$1,665,000

As of June 30, 2026 and June 30, 2025, the Company had unrecognized tax benefits, which would affect the effective tax rate if recognized. The unrecognized tax benefits are not expected to reverse within the next 12 months. Interest and penalties related to income tax matters are classified as a component of income tax expense. As of June 30, 2026 and June 30, 2025, no interest and penalties were recorded.

NOTE 13 - SEGMENT INFORMATION

The Company operates in two reportable segments: (i) the operation of the Hotel (“Hotel Operations”) and (ii) the investment of cash in marketable securities and other investments (“Investment Transactions”). These segments reflect the manner in which management evaluates financial performance, allocates resources. Corporate expenses and other amounts that are not allocated to the reportable segments are in “Other.”

The Company’s chief operating decision maker (“CODM”) is a group of senior executives. The CODM uses segment income (loss) as the primary measure for assessing segment performance and making resource-allocation decisions. For Hotel Operations, segment income represents Hotel revenue less Hotel operating expenses before depreciation and amortization and financing-related interest expense. For Investment Transactions, segment loss includes gains and losses on marketable securities, dividend and interest income, and trading and margin interest expense.

The significant expense categories regularly provided to the CODM and included in Hotel Operations segment income utilities, real estate taxes, insurance and Hotel general and administrative expenses. Significant expenses regularly provided to the CODM for Investment Transactions include trading and margin interest expense.

Hotel Operations includes the operations of the Hotel and its five-level parking garage. The following tables present the Company’s reportable segment information for the years ended June 30, 2026 and 2025.

As of and for the year	Hotel	Investment
ended June 30, 2026	Operations	Transactions	Other	Total
Revenues	$55,797,000	$-	$-	$55,797,000
Operating expenses	(38,265,000)	-	-	(38,265,000)
Utilities	(1,900,000)	-	-	(1,900,000)
Real estate taxes	(2,159,000)	-	-	(2,159,000)
Insurance	(949,000)	-	-	(949,000)
General and administrative	-	-	(1,095,000)	(1,095,000)
Segment income (loss)	12,524,000	-	(1,095,000)	11,429,000
Interest expense - mortgage	(9,686,000)	-	-	(9,686,000)
Interest expense – related party	(3,437,000)	-	-	(3,437,000)
Gain on extinguishment of debt	-			-
Depreciation and amortization expense	(3,640,000)	-	-	(3,640,000)
Loss from investments	-	(79,000)	-	(79,000)
Income tax expense	-	-	(1,000)	(1,000)
Net loss	$(4,239,000)	$(79,000)	$(1,096,000)	$(5,414,000)
Total assets	$46,548,000	$200,000	$187,000	$46,935,000

As of and for the year	Hotel	Investment
ended June 30, 2025	Operations	Transactions	Other	Total
Revenues	$46,363,000	$-	$-	$46,363,000
Operating expenses	(31,593,000)	-	-	(31,593,000)
Utilities	(3,210,000)	-	-	(3,210,000)
Real estate taxes	(1,912,000)	-	-	(1,912,000)
Insurance	(916,000)	-	-	(916,000)
General and administrative	-	-	(1,327,000)	(1,327,000)
Segment income (loss)	8,732,000	-	(1,327,000)	7,405,000
Interest expense - mortgage	(10,680,000)	-	-	(10,680,000)
Interest expense – related party	(3,570,000)	-	-	(3,570,000)
Gain on extinguishment of debt	1,416,000			1,416,000
Depreciation and amortization expense	(3,534,000)	-	-	(3,534,000)
Loss from investments	-	(146,000)	-	(146,000)
Income tax expense	-	-	(1,000)	(1,000)
Net loss	$(7,636,000)	$(146,000)	$(1,328,000)	$(9,110,000)
Total assets	$46,621,000	$127,000	$172,000	$46,920,000

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Cash Management Agreement

In connection with the March 28, 2025 refinancing of the Hotel’s senior mortgage, Justice Operating Company, LLC (“Operating”) entered into a Cash Management Agreement with the senior mortgage lender and Wells Fargo Bank, N.A., as cash management bank. Under the agreement, Hotel receipts are deposited into lender-controlled accounts and applied in accordance with the priority and reserve requirements specified in the senior loan documents. The cash management arrangement remained in effect as of June 30, 2026. See Note 9 – Mortgage and Mezzanine Loans for additional information regarding the senior mortgage loan and the cash management release conditions.

Franchise Agreements

Operating is party to a franchise agreement with HLT Franchise Holding, LLC (“Hilton”) under which the Hotel operates as the Hilton San Francisco Financial District. The franchise agreement extends through January 31, 2030 and requires the Hotel to pay royalties, program fees and certain other charges based primarily on Hotel revenues and to comply with applicable Hilton brand standards.

Franchise-related fees were approximately $3,989,000 and $3,529,000 for the years ended June 30, 2026 and 2025, respectively, and are included in Hotel operating expenses. See Note 8 – Related Party and Other Financing Transactions for information regarding the Hilton development incentive note.

Hotel Employees and Collective Bargaining Agreements

As of June 30, 2026, the Hotel had 187 employees, approximately 90% of whom were represented by one of three labor unions. Aimbridge is party to the applicable collective bargaining agreements (“CBAs”) as agent for Operating, and Operating funds the related payroll, benefits and other labor costs.

The CBA covering Local 2 (Hotel and Restaurant Employees) expires on August 13, 2028; the CBA covering Local 856 (International Brotherhood of Teamsters) expires on December 31, 2028; and the CBA covering Local 39 (Stationary Engineers) expires in July 2030. The terms of the CBAs affect the Hotel’s wages, employee benefits and other labor-related operating costs.

Legal Matters

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

On May 24, 2022, the City purported to revoke the Permit and, on June 13, 2022, directed the Company to submit a general bridge removal and site restoration plan (the “Plan”) at the Company’s expense. The Company disputes the legality of the purported revocation and the existence of any obligation to fund removal. Company representatives participated in meetings with the City on and after August 1, 2019, regarding a potential collaborative removal process; until the 2022 purported revocation, City representatives repeatedly indicated that the City would bear the costs of any removal.

Without waiving any rights, and to evaluate available options and respond to the City’s directives, the Company engaged a project manager, structural engineer, and architect to advise on the Plan for Bridge removal and reconstruction of the Property’s Kearny Street frontage. The Company has worked with the City on approvals and permits and discussed both process and financial responsibility. Those discussions resulted in a term sheet agreement in July whereby a plan was agreed-upon for the removal of the Bridge, and the Bridge removal was completed as of August 10, 2026.

The Parties are now negotiating a final settlement agreement to reflect the term sheet agreement. The City has agreed to make certain payments to the Company to address certain anticipated costs to rebuild portions of the front of the hotel due to the absence of the Bridge, subject to the Company’s repayment obligations which will commence in 2029.

At this time, the Company cannot reasonably estimate a loss or range of loss related to this matter, and no liability has been recorded in the accompanying financial statements.

NOTE 15 – SUBSEQUENT EVENTS

Portsmouth Square Pedestrian Bridge Removal

On August 9, 2026, the physical removal of the pedestrian bridge connecting the Hotel to Portsmouth Square was completed. The Hotel had temporarily suspended guest operations from July 31, 2026 through August 9, 2026 to facilitate the bridge demolition and resumed guest operations on August 10, 2026. Following removal of the bridge, the City and its contractor continued work associated with the project, including restoration of portions of the Hotel façade and surrounding areas affected by the demolition. The Company is separately responsible for the design and construction of permanent improvements to the Hotel’s Kearny Street entrance.

Extension of Related Party Credit Facility

In August 2026, the Company and its majority shareholder, The InterGroup Corporation (“InterGroup”), amended the Company’s unsecured revolving credit facility to extend its maturity date from July 31, 2027 to July 31, 2029. All other material terms of the facility remained unchanged. As of June 30, 2026, $38,108,000 was outstanding under the $40,000,000 facility. See Note 8 – Related Party and Other Financing Transactions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As previously disclosed, on March 19, 2026, the Company dismissed WithumSmith+Brown, PC (“Withum”) as its independent registered public accounting firm, and the Audit Committee approved the engagement of Whitley Penn LLP (“Whitley”) as the Company’s new independent registered public accounting firm, subject to completion of Whitley’s standard client acceptance and independence procedures and execution of an engagement letter. Whitley completed those procedures and accepted the engagement on March 26, 2026.

Withum’s report on the Company’s consolidated financial statements for the fiscal year ended June 30, 2025 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. Withum’s report on the Company’s consolidated financial statements for the fiscal year ended June 30, 2024 included an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern; however, Withum stated that its opinion was not modified with respect to that matter.

During the fiscal years ended June 30, 2025 and 2024 and the subsequent interim period through March 19, 2026, there were no disagreements with Withum on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, and there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K. During those periods, neither the Company nor anyone on its behalf consulted with Whitley regarding any matter required to be disclosed under Item 304(a)(2) of Regulation S-K.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based upon such evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026 using the criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2026.

Because the Company is a non-accelerated filer, this Annual Report on Form 10-K is not required to include, and does not include, an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

During fiscal quarter ended June 30, 2026, no director or officer, of the Company (as defined in rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) and Item 408(c), respectively, of Regulation S-K. On July 17, 2026, the Board of Directors adopted a revised Insider Trading Policy governing transactions in the Company’s securities by the Company and its directors, officers and employees. The policy is designed to promote compliance with applicable insider trading laws, rules and regulations. A copy of the revised Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K pursuant to Item 601(b)(19) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2026:

Name	Position with the Company	Age	Term to Expire

John V. Winfield	Chairman of the Board and Chief Executive Officer (1)	79	Next Annual Meeting

Yvonne L. Murphy	Director	69	Next Annual Meeting

William J. Nance	Director (2)(3)	82	Next Annual Meeting

Steve H. Grunwald	Director (1)(3)(4)	44	Next Annual Meeting

Andrew J. Kaplan	Director (2)(3)(4	59	Next Annual Meeting

David C. Gonzalez	President (1)	59	N/A

Ann Marie Blair	Treasurer, Controller, Assistant Secretary (Principal Financial Officer)	39	N/A

Each director serves until the next annual meeting of shareholders and until his or her successor is duly elected and qualified.

(1)	Member of Executive Strategic Real Estate and Securities Investment Committee
(2)	Member of Audit Committee
(3)	Member of Compensation Committee
(4)	Member of Nominating Committee

Business Experience:

The principal occupation and business experience during the last five years for each of the Directors and Executive Officers of the Company are as follows:

John V. Winfield — Mr. Winfield has served as Chairman of the Board and Chief Executive Officer of the Company since May 1996. He also serves as Chairman, President and Chief Executive Officer of The InterGroup Corporation (“InterGroup”), the Company’s parent company. Mr. Winfield’s extensive experience in public company leadership, investment management and real estate supports his service as a director of the Company.

David C. Gonzalez — Mr. Gonzalez has served as President of the Company since May 2021. He has served as Chief Operating Officer of InterGroup since May 31, 2023, and previously served as its Vice President of Real Estate from January 2001 to May 2023. Mr. Gonzalez has been employed by InterGroup since 1989 in various capacities, including Controller and Director of Real Estate, and has served as an advisor to the Executive Strategic Real Estate and Securities Investment Committee of InterGroup and the Company since February 2020.

Yvonne L. Murphy — Mrs. Murphy has served as a Director of InterGroup since 2014 and was elected to the Board of Portsmouth in October 2022, having previously served as a Portsmouth director from March to December 2019. Since 2022, she has served as a Development Officer at Renown Health. Since 2012, she has also served as Chief Executive Officer and Senior Legislative Lobbyist of Yvonne Murphy Group, an executive consulting practice focused on public policy and legislative strategy. Mrs. Murphy holds a Doctorate and MBA from California Pacific University. Her extensive corporate management and government affairs experience supports her service as a director of the Company.

William J. Nance — Mr. Nance has served as a director since May 1996. A Certified Public Accountant, he previously served as a Senior Accountant at Kenneth Leventhal & Company, specializing in REITs, restructuring, mergers and acquisitions, and real estate development and financing, and has also acted as a consultant on multi-family and commercial real estate transactions. He is a Director of InterGroup and Comstock Inc. His accounting, financial reporting, real estate and public company experience supports his service as a director and as Chairman of the Audit Committee.

Steve H. Grunwald — Mr. Grunwald joined the Board in December 2019 and has extensive experience in hospitality operations and management. From 2021 through 2022, he managed and oversaw the renovation of several hotel properties. In 2023, he managed the sale of several properties and businesses. During 2024 and 2025, he oversaw the management and operations of a five-star boutique hotel in Brussels and other real estate assets. Since 2025, he has also provided international hospitality consulting services to hotel owners, operators and investors. His experience in hospitality operations, asset management and strategic transactions supports his service as a director of the Company.

Andrew J. Kaplan – Mr. Kaplan appointed to the Board on January 12, 2026, following Mr. Love’s resignation. Mr. Kaplan has over 30 years of experience in financial public relations and capital markets. He has served as Vice President of Barry Kaplan Associates, a leading financial public relations firm supporting public and private companies in the United States, Canada, and the United Kingdom. During his career, Mr. Kaplan has sourced over $500 million in capital for both public and private companies. He currently serves as a capital markets consultant to Avino Silver & Gold Mines Ltd. and Energy Fuels Inc., advising on institutional and analyst outreach, financings, mergers and acquisitions and corporate governance. Mr. Kaplan also serves as a director of InterGroup. His capital markets, financing, corporate governance and public company board experience supports his service as a director of the Company.

Ann Marie Blair – Ms. Blair was appointed Treasurer and Controller on July 6, 2023, and also serves in those roles for The InterGroup Corporation. She previously served as Chief Financial Officer in the advertising technology industry and began her career in public accounting in 2010, specializing in the audit of financial institutions. Ms. Blair holds a Bachelor of Science degree in Accounting and a Master of Business Administration from Cumberland University.

Family Relationships: There are no family relationships among directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings: During the past ten years, no director or executive officer of the Company has been involved in any legal proceeding required to be disclosed pursuant to Item 401(f) of Regulation S-K.

Code of Ethics.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K and is available on the Portsmouth page of InterGroup’s website at www.intgla.com, and available without charge upon request to: Portsmouth Square, Inc., Attn: Treasurer, 1516 S. Bundy Drive, Suite 200, Los Angeles, California 90025. The Company will promptly disclose any amendment to, or waivers from, the Code of Ethics applicable to the officers specified in Item 406 of Regulation S-K as required by applicable SEC rules.

For the information required by Item 408(b) of Regulation S-K regarding the Company’s insider trading policy, see Item 9B – Other Information.

Procedures for Recommendations of Nominees to Board of Directors

There have been no material changes during fiscal 2026 to the procedures by which security holders may recommend nominees to the Board.

Audit Committee and Audit Committee Financial Expert

The Audit Committee is comprised of William J. Nance (Chairperson) and Andrew J. Kaplan, both independent directors under SEC and NASDAQ rules. Both qualify as audit committee financial experts based on their qualifications and business experience. The Board of Directors has determined that Mr. Nance qualifies as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K, and that Mr. Nance is independent in accordance with the independence standards applicable to Audit Committee members.

Item 11. Executive Compensation.

The following table provides summary information concerning compensation awarded to, earned by, or paid to the Company’s principal executive officer and other named executive officers whose total compensation exceeded $100,000 for all services rendered to the Company and its subsidiaries for each of the Company’s last two completed fiscal years ended June 30, 2026 and 2025. No stock awards, option awards or non-equity incentive plan compensation were awarded to, earned by, or paid to any of the named executive officers during fiscal years 2026 or 2025.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	All Other Compensation		Total

John V. Winfield	2026	$427,000	$6,000	(1)	$433,000
Chairman and Chief Executive Officer	2025	$427,000	$6,000	(1)	$433,000

David C. Gonzalez	2026	$173,000	$-		$173,000
President	2025	$173,000	$-		$173,000

(1) Represents $6,000 of cash fees earned by Mr. Winfield for services as a director of the Company.

The Company has no equity compensation, pension or long-term incentive plans. The named executive officers are compensated through fixed annual salaries. Neither Mr. Winfield nor Mr. Gonzalez is party to a written employment agreement with the Company, and the Company has no arrangements providing for payments to either named executive officer in connection with termination of employment or a change in control of the Company.

DIRECTOR COMPENSATION

The following table provides information concerning compensation awarded to, earned by, or paid to the Company’s directors for the fiscal year ended June 30, 2026.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Total

Yvonne L. Murphy	$6,000	$6,000

John C. Love(1)	$4,000	$4,000

William J. Nance(2)	$8,000	$8,000

Steve H. Grunwald	$6,000	$6,000

Andrew J. Kaplan(3)	$4,000	$4,000

(1) Mr. Love resigned from the Board of Directors effective January 12, 2026. The amount shown represents director and Audit Committee fees earned through the date of his resignation.

(2) Amounts shown include regular Board fees and Audit Committee fees.

(3) Mr. Kaplan was appointed to the Board of Directors effective January 12, 2026. The amount shown represents director and Audit Committee fees earned from the date of his appointment through June 30, 2026.

Mr. Winfield is not included in the Director Compensation Table because he is a named executive officer and his compensation for service as a director is fully reflected in the Summary Compensation Table above.

Each director is paid a Board retainer fee of $1,500 per quarter for a total annual compensation of $6,000. Members of the Company’s Audit Committee also receive a fee of $500 per quarter.

Outstanding Equity Awards at Fiscal Year End

The Company did not have any outstanding equity awards as of June 30, 2026 and had no equity compensation plans in effect.

Policies and Practices Regarding Option Awards

The Company does not currently grant stock options, stock appreciation rights or similar option-like instruments and does not have a policy or practice regarding the timing of such awards in relation to the disclosure of material nonpublic information. The Company did not grant any such awards to its named executive officers during fiscal 2026. The Company does not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 28, 2026, certain information regarding the beneficial ownership of Common Stock held by (i) persons or groups known by the Company to own more than five percent of the outstanding shares, (ii) each Director and named executive officer, and (iii) all Directors and Executive Officers as a group. Unless otherwise indicated, the business address of each person listed below is 1516 S. Bundy Drive, Suite 200, Los Angeles, California 90025.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

John V. Winfield	575,585	(3)	78.4%

Yvonne L. Murphy	-		-

William J. Nance	-		-

Steve H. Grunwald	-		-

Andrew J. Kaplan	-		-

David C. Gonzalez	-		-

The InterGroup Corporation	556,944	(4)	75.9%

All Directors and Executive Officers of the above as a group (6 persons)	575,585		78.4%

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated based on 734,187 shares of Common Stock issued and outstanding as of September 28, 2026.

(3) Includes 18,641 shares owned directly by Mr. Winfield and 556,944 shares owned by InterGroup. Mr. Winfield serves as President, Chairman of the Board and Chief Executive Officer of InterGroup and beneficially owns approximately 68.8% of InterGroup’s outstanding common stock. As a result of his voting and dispositive power over the Portsmouth shares owned by InterGroup, Mr. Winfield is deemed to beneficially own those shares for purposes of Rule 13d-3 under the Exchange Act.

(4) Represents shares owned directly by InterGroup.

Security Ownership in Parent Corporation.

Because InterGroup is the Company’s parent corporation, the following table sets forth the beneficial ownership of InterGroup common stock by the Company’s directors and named executive officers as of September 28, 2026.

Portsmouth person	InterGroup shares then reported	Percent then reported
John V. Winfield	1,590,074	68.8%
William J. Nance	47,946	2.1%
David C. Gonzalez	65,529	2.8%
Yvonne L. Murphy	2,282	0.1%
Andrew J. Kaplan	1,002	0.0%

Changes in Control Arrangements.

The Company is not aware of any arrangement, including any pledge of securities of the Company or its parent, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans.

The Company had no equity compensation plans and no securities authorized for issuance under any equity compensation plan as of June 30, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of September 28, 2026, The InterGroup Corporation (“InterGroup”) owned 556,944 shares, or approximately 75.9%, of the Company’s outstanding common stock and is the Company’s parent and controlling shareholder. John V. Winfield owned 18,641 shares, or approximately 2.5%, of the Company’s outstanding common stock directly and beneficially owned approximately 68.8% of InterGroup’s outstanding common stock. Accordingly, Mr. Winfield controls InterGroup and indirectly controls the Company. See Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Related Party Credit Facility – InterGroup

The Company maintains an unsecured revolving credit facility with InterGroup with borrowing capacity of up to $40,000,000. During fiscal 2025, the facility was amended to increase the borrowing capacity from $30,000,000 to $40,000,000, extend the maturity date to July 31, 2027 and reduce the interest rate from 12% to 9%. InterGroup advanced $11,615,000 to the Company during fiscal 2025. No additional borrowings were made during fiscal 2026. As of June 30, 2026 and 2025, $38,108,000 was outstanding under the facility.

In August 2026, the Company and InterGroup amended the facility to extend its maturity date from July 31, 2027 to July 31, 2029. All other material terms remained unchanged. The facility bears interest at 9%, does not require monthly principal or interest payments and may be prepaid without penalty. Principal and accrued interest are payable at maturity.

Interest expense related to the InterGroup facility was approximately $3,437,000 and $3,570,000 for the years ended June 30, 2026 and 2025, respectively.

Other Transactions with InterGroup

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated between the Company and InterGroup based on management’s estimate of the relative use of resources. For the years ended June 30, 2026 and 2025, amounts allocated to the Company were $0 and $144,000, respectively.

As of June 30, 2026 and 2025, the Company had accounts payable to InterGroup of approximately $21,300,000 and $16,634,000, respectively, consisting primarily of accrued interest and certain shared costs and expenses.

All of the Company’s Directors serve as directors of InterGroup. The Company’s President serves as Chief Operating Officer of InterGroup. Mr. Winfield serves as Chairman and Chief Executive Officer of the Company and as Chairman, President and Chief Executive Officer of InterGroup.

Except as disclosed above, the Company had no other transactions requiring disclosure pursuant to Item 404(d) of Regulation S-K during the periods presented.

See Note 8 – Related Party and Other Financing Transactions to the consolidated financial statements for additional information regarding transactions with InterGroup.

Director Independence

The Company’s common stock is quoted on the OTC Markets Group Pink Open Market and is not listed on a national securities exchange. For purposes of determining director independence, the Board of Directors applies the definition of “independent director” set forth in Nasdaq Listing Rule 5605(a)(2). The Board has determined that Yvonne L. Murphy, William J. Nance, Steve H. Grunwald and Andrew J. Kaplan are independent under that standard. John V. Winfield is not independent because he serves as the Company’s Chief Executive Officer. In making its independence determinations, the Board considered, among other things, each director’s relationships with the Company and InterGroup, including the service of each of the Company’s directors on the board of directors of InterGroup.

Item 14. Principal Accounting Fees and Services.

WithumSmith+Brown, PC (“Withum”) served as the Company’s independent registered public accounting firm through March 19, 2026. Whitley Penn LLP (“Whitley”) accepted its engagement as the Company’s independent registered public accounting firm on March 26, 2026. See Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The following table sets forth the aggregate fees billed or expected to be billed by Withum and Whitley for professional services rendered during the fiscal years ended June 30, 2026 and 2025. Withum was the Company’s independent registered public accounting firm during fiscal 2025. Fees for fiscal 2026 include services provided by both Withum and Whitley.

	Fiscal Year
	2026	2025
Whitley Penn LLP
Audit Fees (1)	$16,000	$-
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
TOTAL:	$16,000	$-

	Fiscal Year
	2026	2025
WithumSmith+Brown, PC
Audit Fees (1)	$132,000	$145,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	16,000	31,000
All Other Fees (4)	-	-
TOTAL:	$148,000	$176,000

(1) Audit Fees consist of fees for the audit of the annual consolidated financial statements, reviews of the interim financial statements included in Quarterly Reports on Form 10-Q, and services normally provided in connection with statutory and regulatory filings.

(2) Audit-Related Fees include assurance and related services reasonably related to the performance of the audit or review of the financial statements and not reported under “Audit Fees.” The Company did not incur any audit-related fees during fiscal 2026 or 2025.

(3) Tax Fees consist primarily of federal and state tax compliance, tax planning, and tax advisory services.

(4) All Other Fees include permitted services not captured in the categories above. There were no such fees in the periods presented.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy requiring the pre-approval of all audit services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent registered public accounting firm, subject to the de minimis exception described in Section 10A(i)(1)(B) of the Exchange Act. The Audit Committee may delegate pre-approval authority to one or more of its members, provided that any such pre-approval is presented to the full Audit Committee at its next scheduled meeting. All services described above were pre-approved by the Audit Committee. No services were approved pursuant to the de minimis exception contained in Rule 2-01(c)(7)(i)(C) of Regulation S-X.

PART IV

Item 15. Exhibits and, Financial Statement Schedules.

(a)(1) Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8 of this Report at pages 17 through 39:

(a)(2) Financial Statement Schedules

All other schedules for which provision is made in Regulation S-X have been omitted because they are not required, not applicable, or the required information is included in the consolidated financial statements or notes to the consolidated financial statements.

(a)(3) Exhibits

The following exhibits are filed with or incorporated by reference into this Annual Report on Form 10-K:

Exhibit Number	Description

3.(i)	Bylaws of Portsmouth Square, Inc., as amended February 16, 2000 (incorporated by reference to Exhibit 3(i) of the Company’s Form 10-K for the fiscal year ended June 30, 2018, filed August 31, 2018).

3.(ii)	Articles of Incorporation of Portsmouth Square, Inc., as amended (incorporated by reference to Exhibit 3. (ii) of the Company’s Form 10-K for the fiscal year ended June 30, 2018, filed August 31, 2018).

4.1.	Articles of Incorporation and Bylaws of the Registrant, which define the rights of holders of the Registrant’s Common Stock (incorporated by reference to Exhibits 3(i) and 3(ii) of this Annual Report Form 10-K).

10.3	Franchise License Agreement, dated December 10, 2004, between Justice Investors Limited Partnership and Hilton Hotels (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-K/A for the fiscal year ended June 30, 2011, filed August 24, 2012).

10.4

Amendment to Franchise License Agreement, dated June 26, 2015, between Justice Operating Company, LLC and the applicable Hilton franchisor, extending the franchise term through January 31, 2030 and modifying certain other terms (filed herewith).

10.5	Management Agreement, dated February 1, 2017, between Justice Operating Company, LLC and Aimbridge Management Company, LLC. (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K Report for the fiscal year ended June 30, 2017, filed October 13, 2017).

10.6

Mortgage Loan Agreement, dated March 28, 2025, by and among Justice Operating Company, LLC and Prime Finance (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC on September 30, 2025).

10.7	Amended and Restated Mezzanine Loan Agreement, dated March 28, 2025, by and among Justice Mezzanine Company, LLC and PCCP/CRED REIT (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025), filed with the SEC on September 30, 2025).

10.8

Cash Management Agreement, dated March 28, 2025, by and among Justice Operating Company, LLC, the senior lender and cash management bank (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025), filed with the SEC on September 30, 2025).

10.9	Related-Party Revolving Credit Facility between Portsmouth Square, Inc. and The InterGroup Corporation, as amended (filed herewith)

10.10	Amendment to Related-Party Revolving Credit Facility between Portsmouth Square, Inc. and The InterGroup Corporation, dated August 31, 2026, extending the maturity date to July 31, 2029 (filed herewith).

14.1	Code of Ethics (filed herewith).

16.1	Letter of WithumSmith+Brown, PC, dated March 23, 2026 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed March 23, 2026).

19.1	Insider Trading Policy, effective July 17, 2026 (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith)

23.2	Consent of WithumSmith+Brown, PC former independent registered public accounting firm, relating to its report on the Company’s consolidated financial statements for the fiscal year ended June 30, 2025.

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.INS	Inline XBRL Instance Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTSMOUTH SQUARE, INC.
(Registrant)

Date:	September 28, 2026	by	/s/ John V. Winfield
John V. Winfield,
Chairman of the Board and
Chief Executive Officer

Date:	September 28, 2026	by	/s/ Ann Marie Blair
Ann Marie Blair,
Controller and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title and Position	Date

/s/ John V Winfield	Chief Executive Officer and Chairman	September 28, 2026
John V. Winfield	of the Board (Principal Executive Officer)

/s/ Yvonne L. Murphy	Director	September 28, 2026
Yvonne L. Murphy

/s/ William J. Nance	Director	September 28, 2026
William J. Nance

/s/ Steve H. Grunwald	Director	September 28, 2026
Steve H. Grunwald

/s/ Andrew J. Kaplan	Director	September 28, 2026
Andrew J. Kaplan

